Form 10-Q
period 1994-04-02
LAMSON & SESSIONS CO
filed 1994-05-16
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 F O R M  10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 2, 1994
                                       -------------
                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                         Commission File Number  1-313
                                                -------
                 T H E  L A M S O N  &  S E S S I O N S  C O.
- - ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Ohio                                              34-0349210
- - --------------------------------             ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

   25701 Science Park Drive
       Cleveland, Ohio                                   44122-9803
- - --------------------------------             ---------------------------------
(Address of principal executive offices)                  (Zip Code)

                                  216/464-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

- - ------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----      -----
                      APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                           -----    -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 1994 the Registrant had outstanding 13,227,884 common shares.





L1168   (05/13/94)                                                    - 1 -

PART I
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.)
                                                                                                       FIRST QUARTER ENDED
                                                                                          ------------------------------------------
                                                                                                  1994                     1993
- - -----------------------------------------------------------------------------------------------------------
 NET SALES                                                                                  $       63,889            $      57,692
 COST OF PRODUCTS SOLD                                                                              53,622                   48,750
                                                                                          -------------------       ----------------
 GROSS MARGIN                                                                                       10,267                    8,942


 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                                                           9,158                    8,953
 EARTHQUAKE EXPENSES                                                                                   520
                                                                                          -------------------       ----------------

 OPERATING EARNINGS (LOSS)                                                                             589                      (11)
 INTEREST                                                                                            1,549                    1,459
                                                                                          -------------------       ----------------

 EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                                           (960)                  (1,470)

 LOSS ON DISCONTINUED OPERATIONS (NOTE C)                                                           (9,930)                  (1,075)
                                                                                          -------------------       ----------------
 NET EARNINGS (LOSS)                                                                         $     (10,890)           $      (2,545)
                                                                                          ===================       ===============

 EARNINGS (LOSS) PER COMMON SHARE
 --------------------------------

  CONTINUING OPERATIONS                                                                     $        (0.07)           $       (0.11)
  DISCONTINUED OPERATIONS                                                                            (0.75)                   (0.08)
                                                                                          -------------------       ----------------
                                                                                            $        (0.82)           $       (0.19)
                                                                                          ===================       ===============

 AVERAGE COMMON SHARES                                                                              13,225                   13,205
                                                                                          ===================       ===============
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





L1168   (05/13/94)                                                    - 2 -

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)
                                                                               FIRST                                   FIRST
                                                                             QUARTER                                 QUARTER
                                                                              ENDED             YEAR END              ENDED
                                                                        --------------------------------------------------------
                                                                              1994                1993                1993
                                                                        --------------------------------------------------------
 ASSETS
 CURRENT ASSETS
    Cash                                                                   $      242          $    1,188         $       354
    Accounts receivable                                                        40,909              34,729              36,307
    Inventories:
      Finished goods and work-in-process                                       41,380              39,317              46,314
      Raw materials and supplies                                                3,619               4,031               3,866
                                                                        ---------------       -------------       --------------
                                                                               44,999              43,348              50,180
    Prepaid expenses and other                                                  4,545               4,822               4,332
                                                                        ---------------       -------------       --------------
 TOTAL CURRENT ASSETS                                                          90,695              84,087              91,173

 OTHER ASSETS                                                                   7,871              11,086              13,039
 NET ASSETS HELD FOR SALE (NOTE C)                                             16,529              17,555              16,774

 PROPERTY, PLANT AND EQUIPMENT                                                114,273             113,126             109,091
    Less allowances for depreciation and amortization                          56,832              55,285              49,696
                                                                        ---------------       -------------       --------------
                                                                               57,441              57,841              59,395
                                                                        ---------------       -------------       --------------
                                                                           $  172,536          $  170,569         $   180,381
                                                                        ===============       =============       ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable                                                       $   23,787          $   19,408         $    16,434
    Accrued expenses and other liabilities                                     20,982              22,828              20,947
    Taxes                                                                       3,567               3,064               3,971
    Current maturities of long-term debt                                        3,121               2,435               6,721
                                                                        ---------------       -------------       --------------
 TOTAL CURRENT LIABILITIES                                                     51,457              47,735              48,073

 LONG-TERM DEBT                                                                70,203              62,730              66,332

 POSTRETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES                       44,608              44,278              42,077


 SHAREHOLDERS' EQUITY
    Common shares                                                               1,323               1,322               1,320
    Other Capital                                                              72,448              72,412              72,344
    Retained earnings (deficit)                                               (57,944)            (47,054)            (43,808)
    Pension adjustment                                                         (9,559)            (10,854)             (5,957)
                                                                        ---------------       -------------       --------------
                                                                                6,268              15,826              23,899
                                                                        ---------------       -------------       --------------
                                                                           $  172,536          $  170,569        $    180,381
                                                                        ===============       =============       ==============
See Notes to Consolidated Financial Statements (Unaudited)





L1168   (05/13/94)                                                    - 3 -

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands)
                                                                                             FIRST QUARTER ENDED
                                                                                        ------------------------------
                                                                                            1994              1993
                                                                                        ------------------------------
 OPERATING ACTIVITIES
    Net earnings (loss) from continuing operations                                        $   (960)        $ (1,470)
    Adjustments to reconcile net earnings (loss) from continuing operations to cash used by continuing operations:
       Depreciation and amortization                                                         2,028            2,063
       Net change in working capital accounts:
         Accounts Receivable                                                                (6,180)          (5,876)
         Inventories                                                                        (1,651)            (188)
         Prepaid expenses and other                                                            277              825
         Other current liabilities                                                           3,036           (2,513)
         Net change in other long-term items                                                   193              588
                                                                                        -----------        -----------
    Cash used by continuing operations                                                      (3,257)          (6,571)

    Net earnings (loss) from discontinued operations                                        (9,930)          (1,075)
    Adjustments to reconcile net earnings (loss) from discontinued operations to cash used by discontinued operations:
       Net change in assets held for sale                                                    1,026             (425)
       Net change in other long-term items                                                   4,800
                                                                                        -----------        -----------
    Cash used by discontinued operations                                                    (4,104)          (1,500)
                                                                                        -----------        -----------

 CASH USED BY OPERATING ACTIVITIES                                                          (7,361)          (8,071)

 INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                              (1,781)            (735)
                                                                                        -----------        -----------
 CASH USED BY INVESTING ACTIVITIES                                                          (1,781)            (735)


 FINANCING ACTIVITIES
    Net change in secured credit agreement                                                   8,498            8,778
    Payments on long-term borrowing and capital lease obligations                             (339)            (775)
    Exercise of stock options                                                                   37
                                                                                        -----------        -----------
 CASH PROVIDED BY FINANCING ACTIVITIES                                                       8,196            8,003

 DECREASE IN CASH                                                                             (946)            (803)
 Cash at beginning of year                                                                   1,188            1,157
                                                                                        -----------        -----------

 CASH AT END OF THE PERIOD                                                                $    242         $    354
                                                                                        ===========        ===========

See Notes to Consolidated Financial Statements (Unaudited).





L1168   (05/13/94)                                                    - 4 -

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations have been included. Certain 1993 amounts have been reclassified to conform with 1994 classifications.


NOTE B - LITIGATION

In 1992, the present owner of property sold by the Company in 1978, filed a complaint against the Company seeking reimbursement for certain costs related to environmental remediation of the site. All but one of the claims have been dismissed. Management believes that the final resolution of this matter will not have a material adverse effect on the Company's consolidated financial position.


NOTE C - DISCONTINUED OPERATIONS

The Company has entered into a definitive agreement to sell its Midland Steel Products Division (MSP) subject to certain governmental and other consents and approvals and determination of final sale price. Closing of the sale is anticipated in the second quarter of 1994. The Company is selling substantially all of the assets and certain liabilities of MSP for approximately $18,000,000 resulting in an estimated loss of $8,900,000 after related costs and expenses. Included in costs and expenses are contractual obligations related to employee benefits and environmental costs for which the company believes adequate reserves have been provided. The discontinued operation had sales of $13,587,000 and $9,276,000 and losses of $1,030,000 and $1,075,000 in the first quarters 1994 and 1993, respectively. Included in each first quarter loss is interest of $459,000 allocated on the basis of the Company's incremental borrowing rate applied on the anticipated net proceeds from the sale.





L1168   (05/13/94)

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

REVENUES

The 10.7% increase in revenues from continuing operations resulted from increased shipments and higher average selling prices. Higher average selling prices and an approximate 2% increase in rigid conduit sales coupled with an approximate 7% increase in value added product sales contributed to the increased revenues in the units serving the industrial and construction markets. The earthquake at the aerospace fastener unit facility resulted in disrupted shipping schedules and contributed to its approximate 9% sales decline.

MARGINS

Gross profit margins increased 3.9% to 16.1% in the first quarter of 1994 over 1993 mainly from increased production levels and cost containment programs despite adverse weather conditions hampering certain manufacturing facilities serving the industrial and construction markets. The earthquake contributed to the lower production levels and depressed average gross margins in the aerospace fastener unit.

EXPENSES

Selling, general and administrative expenses in 1994 decreased 7.7% to 14.3% compared to the prior period with increased commissions being partially offset with reduced promotional expenses. Higher borrowing levels in the current period caused interest expense to increase in 1994. Since there is no income against which net operating losses can be carried back, the Company did not record any current tax benefit for the period. The Company does have net operating loss carryforwards which should reduce future income tax expense.

CASH FLOW LIQUIDITY AND CAPITAL RESOURCES

Increased working capital requirements and the operating loss caused the Company to borrow additional funds under its secured credit agreement.
Improved cash flow from continuing operations along with proceeds from the sale of the discontinued operation should provide adequate cash flow to fund operating working capital and capital expenditure requirements while significantly reducing debt by year end.

OUTLOOK

Continuing strength in commercial construction spending and the robust residential construction market will positively influence the four business units serving these markets and should provide profitable operations. The aerospace fastener unit was adversely affected by the first quarter earthquake and the continued softness in the aerospace market which will make it difficult to improve results in this unit. Cost reduction programs and improved manufacturing efficiencies will aid in stabilizing the operating results for the balance of the year.





L1168   (05/13/94)

PART II


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits.

                     None

              (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended April 2, 1994.





L1168   (05/13/94)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           THE LAMSON & SESSIONS CO.
                           -------------------------
                                  (Registrant)




DATE:    May 16, 1994            By /s/           James J. Abel
      -------------------           -----------------------------------
                                                  James J. Abel
                                        Executive Vice President, Treasurer
                                            and Chief Financial Officer





L1168   (05/13/94)
                                         - 8 -