Form 10-Q
period 1994-07-02
LAMSON & SESSIONS CO
filed 1994-08-12
CIK 57497

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                F O R M  10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 2, 1994
                                       ------------
                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                        Commission File Number  1-313
                                                -----
                 T H E  L A M S O N  &  S E S S I O N S  C O.
- - -------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                Ohio                                    34-0349210
- - ---------------------------------------      ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

        25701 Science Park Drive
             Cleveland, Ohio                            44122-9803
- - ---------------------------------------      ---------------------------------
 (Address of principal executive offices)               (Zip Code)

                                 216/464-3400
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

- - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               ------      ------
                      APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _______ No _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 1994 the Registrant had outstanding 13,237,884 common shares.

PART I
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands, except per share amounts.)
                                                                      Second Quarter Ended                  First Half Ended
                                                                   ---------------------------        ---------------------------
                                                                      1994             1993              1994              1993
 --------------------------------------------------------------------------          --------         ----------        ---------
 Net sales                                                         $ 74,655          $ 65,971         $ 138,544         $ 123,663
 Cost of products sold                                               60,639            55,735           114,261           104,485
                                                                   --------          --------         ---------         ---------
 GROSS MARGIN                                                        14,016            10,236            24,283            19,178


 Selling, general and
   administrative expenses                                           10,356             9,190            19,514            18,143
 Earthquake expenses                                                                                        520
                                                                   --------          --------         ---------         ---------


 OPERATING EARNINGS                                                   3,660             1,046             4,249             1,035
 Interest                                                             1,641             1,593             3,190             3,052
                                                                   --------          --------         ---------         ---------


 EARNINGS (LOSS) FROM CONTINUING OPERATIONS                           2,019              (547)            1,059            (2,017)
 ------------------------------------------
 Loss on Discontinued Operations (Note C)                                                (127)           (9,930)           (1,202)
                                                                   --------          --------         ---------         ---------

 NET EARNINGS (LOSS)
                                                                   $  2,019          $   (674)        $  (8,871)        $  (3,219)
                                                                   ========          ========         =========         =========

 EARNINGS (LOSS) PER COMMON SHARE
 --------------------------------

  Continuing Operations                                            $    .15          $   (.04)        $     .08         $    (.15)
  Discontinued Operations                                                                (.01)             (.75)             (.09)
                                                                   --------          --------         ---------         ---------
                                                                   $    .15          $   (.05)        $    (.67)        $    (.24)
                                                                   ========          ========         =========         =========


 AVERAGE COMMON SHARES                                               13,231            13,205            13,228            13,205
                                                                   ========          ========         =========         =========

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)
                                                                           FIRST HALF                              FIRST HALF
                                                                              ENDED             YEAR END              ENDED
                                                                           ---------------------------------------------------
                                                                              1994                1993                1993
                                                                           ---------------------------------------------------
 ASSETS
 CURRENT ASSETS
    Cash                                                                   $      998          $    1,188         $     2,340

    Accounts receivable                                                        44,832              34,729              39,764
    Inventories:
      Finished goods and work-in-process                                       40,778              39,317              41,821
      Raw materials and supplies                                                4,069               4,031               3,725
                                                                           ----------          ----------         -----------
                                                                               44,847              43,348              45,546
    Prepaid expenses and other                                                  4,658               4,822               3,604
                                                                           ----------          ----------         -----------
 TOTAL CURRENT ASSETS                                                          95,335              84,087              91,254

 OTHER ASSETS                                                                   8,083              11,086              12,769
 NET ASSETS HELD FOR SALE (NOTE C)                                              3,742              17,555              17,229

 PROPERTY, PLANT AND EQUIPMENT                                                113,164             113,126             110,711
    Less allowances for depreciation and amortization                          57,589              55,285              51,656
                                                                           ----------          ----------         -----------
                                                                               55,575              57,841              59,055
                                                                           ----------          ----------         -----------
                                                                           $  162,735          $  170,569         $   180,307
                                                                           ==========          ==========         ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable                                                       $   21,863          $   19,408         $    16,521
    Accrued expenses and other liabilities                                     24,696              22,828              21,963
    Taxes                                                                       2,506               3,064               3,490
    Current maturities of long-term debt                                        3,005               2,435               6,721
                                                                           ----------          ----------         -----------
 TOTAL CURRENT LIABILITIES                                                     52,070              47,735              48,695

 LONG-TERM DEBT                                                                56,157              62,730              67,256

 POSTRETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES                       46,253              44,278              41,131


 SHAREHOLDERS' EQUITY
    Common shares                                                               1,324               1,322               1,320
    Other Capital                                                              72,505              72,412              72,344
    Retained earnings (deficit)                                               (55,925)            (47,054)            (44,482)
    Pension adjustment                                                         (9,649)            (10,854)             (5,957)
                                                                           ----------          ----------         -----------
                                                                                8,255              15,826              23,225
                                                                           ----------          ----------         -----------
                                                                           $  162,735          $  170,569         $   180,307
                                                                           ==========          ==========         ===========

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)
                                                                                               FIRST HALF ENDED
                                                                                          ----------------------------
                                                                                            1994              1993
                                                                                          ----------------------------
 OPERATING ACTIVITIES
    Net earnings (loss) from continuing operations                                        $  1,059         $ (2,017)
    Adjustments to reconcile net earnings (loss) from continuing operations to cash used by continuing operations:

       Depreciation and amortization                                                         4,182            4,079
       Net change in working capital accounts:
         Accounts Receivable                                                               (10,103)          (9,333)
         Inventories                                                                        (1,499)           4,446
         Prepaid expenses and other                                                            164            1,553
         Other current liabilities                                                           2,487           (1,891)
         Net change in other long-term items                                                 1,245             (352)
                                                                                          --------         --------
    Cash used by continuing operations                                                      (2,465)          (3,515)

    Net earnings (loss) from discontinued operations                                        (9,930)          (1,202)
       Change in net assets                                                                 (2,186)            (880)
       Non-cash expenses                                                                     5,253
                                                                                          --------         --------
    Cash used by discontinued operations                                                    (6,863)          (2,082)
                                                                                          --------         --------

 CASH USED BY OPERATING ACTIVITIES                                                          (9,328)          (5,597)

 INVESTING ACTIVITIES
    Proceeds from sale of discontinued operations                                           18,077
    Purchases of property, plant and equipment                                              (3,031)          (2,147)
                                                                                          --------         --------
 CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                               15,046          (2,147)


 FINANCING ACTIVITIES
    Net change in secured credit agreement                                                  12,464           10,452
    Payments on long-term borrowing and capital lease obligations                          (18,467)          (1,525)
    Exercise of stock options                                                                   95
                                                                                          --------         --------
 CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                               (5,908)           8,927

 INCREASE (DECREASE) IN CASH                                                                  (190)           1,183
 Cash at beginning of year                                                                   1,188            1,157
                                                                                          --------         --------

 CASH AT END OF THE PERIOD                                                                $    998         $  2,340
                                                                                          ========         ========

See Notes to Consolidated Financial Statements (Unaudited).

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


NOTE C - DISCONTINUED OPERATIONS

The Company completed the sale of its Midland Steel Products Division on May 27, 1994. The Company has sold substantially all of the assets and certain liabilities for approximately $18,077,000, resulting in a loss of $9,930,000 after related costs and expenses. Included in the costs and expenses are contractual obligations related to employee benefit plans and environmental costs for which the Company believes adequate reserves have been provided. The discontinued operation had sales of $23,337,000 and $21,223,000 and losses of $2,120,000 and $1,202,000 in the first half 1994 and 1993, respectively. Included in each first half loss was interest of $918,000 allocated on the basis of the Company's incremental borrowing rate applied on the anticipated net proceeds from the sale. The assets held for sale at the end of the first half of 1994 represent land and buildings pending final determination of purchase price.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Revenues from continuing operations increased the first half and second quarter of 1994 over the comparable 1993 periods. Higher average selling prices and increased sales of value added products in both periods contributed to the greater revenues, more than offsetting a 5% decrease in rigid conduit pipe sales in the second quarter of 1994. The aerospace fastener unit revenues also had increases of 10% and 32% in the first half and second quarter of 1994, respectively.

MARGINS

Gross profit margins improved 13% and 21% to 17.5% and 18.8% in the 1994 first half and second quarter, reflecting manufacturing efficiencies gained by the higher production levels in both the industrial construction and aerospace fastener units. The improved gross profit margins were also enhanced by the shift to value added products, particularly in the second quarter of 1994.

EXPENSES

Selling, general and administrative expenses decreased 4% to 14.1% in the first half and 1% to 13.9% in the second quarter from the comparable periods in the prior year. Higher commissions and nominal salary increases accounted for the overall increased spending levels. Higher average borrowing levels in the 1994 periods caused interest expense to increase. The proceeds received at the end of May 1994 from the sale of the discontinued operation should result in lower average borrowings and reduced interest expense. Since there is no income against which net operating losses can be carried back, the Company did not record any current tax benefit for the period. The Company has net operating loss carryforwards which should reduce future income tax expense.

CASH FLOW LIQUIDITY AND CAPITAL RESOURCES

The proceeds from the sale of the discontinued operation and the return to profitability helped fund the working capital requirements associated with the higher revenues. Continued profitability, together with programs to reduce accounts receivable and inventory investments, should provide adequate cash flow to fund capital expenditure requirements and debt reduction by year end.

OUTLOOK

The continuing strength in residential and commercial construction spending will benefit the four business units serving these markets and should provide profitable operations for the balance of 1994. The aerospace fastener unit continues to experience softness in the aerospace market which will make it difficult to improve results in this unit. Cost reduction programs will aid in stabilizing the operating results for the balance of the year.

PART II

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 1994, the Company held its Annual Meeting of Shareholders. At the meeting, 12,045,298 common shares (91.06% of the common shares outstanding) were voted. The following directors in Class II received the votes indicated next to their names:

                                                                                                 WITHHELD
                                                                           FOR                  AUTHORITY
                                                                      ------------              ---------
                                     Leigh Carter                      11,912,100                133,198
                                     Russel B. Every                   11,904,807                140,491

                                     George R. Hill                    11,916,587                128,711


In addition to the election of directors, shareholders were asked to approve the Nonemployee Directors Stock Option Plan ("Plan"), authorizing the granting of options for the purchase of up to an aggregate of 60,000 shares of common stock to directors who are not current employees of the Company. The Company's shareholders approved the Plan with the common shares voted at the meeting cast as follows:

                                                 FOR                  AGAINST               ABSTAIN
                                            ------------             ---------             ---------
                                             11,232,914               588,391               223,993


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits.

                     None

              (b) Reports on Form 8-K. A report on Form 8-K was filed on June 13, 1994 in which the disposition of the Company's Midland Steel Products Co. division was reported under
                     Item 2. The Company's Consolidated Statement of Earnings (Unaudited) for the First Quarters ended 1994 and 1993; Consolidated Statement of Financial Position (Unaudited) for the First Quarters ended 1993 and 1994 and Year Ended 1993; and Notes to Consolidated Financial Statements (Unaudited) were incorporated by reference to Part 1 of the Company's Quarterly Report on Form 10Q for the period ended April 2, 1994. The Company's Pro Forma Consolidated Statement of Operations (Unaudited) for the year ended 1993 and Notes thereto were filed with the Form 8-K.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          THE LAMSON & SESSIONS CO.
                          -------------------------
                                  (Registrant)




DATE:   August 12, 1994                 By /s/      James J. Abel
      -------------------                  ---------------------------------
                                                    James J. Abel
                                            Executive Vice President, Treasurer
                                               and Chief Financial Officer