Form 10-Q
period 1994-10-01
LAMSON & SESSIONS CO
filed 1994-11-15
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 F O R M  10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 1, 1994

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                         Commission File Number  1-313

                 T H E  L A M S O N  &  S E S S I O N S  C O.
 ---------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Ohio                                      34-0349210
- - -------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

  25701 Science Park Drive
     Cleveland, Ohio                                    44122-9803
- - ----------------------------------------        ------------------------
(Address of principal executive offices)                (Zip Code)

                                 216/464-3400
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

- - -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                           -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 1994 the Registrant had outstanding 13,270,284 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands, except per share amounts.)

                                                                       Third Quarter Ended                 Nine Months Ended
                                                                   ----------------------------       ----------------------------
                                                                      1994             1993              1994              1993
 Net sales                                                         $ 79,048          $ 70,537         $ 217,592         $ 194,200
 Cost of products sold                                               64,887            59,547           179,148           164,032
                                                                   ---------         ---------        ----------        ----------
 GROSS MARGIN                                                        14,161            10,990            38,444            30,168


 Selling, general and
   administrative expenses                                           10,267             8,364            29,781            26,507
 Earthquake expenses                                                                                        520
                                                                   ---------         ---------        ----------        ----------

 OPERATING EARNINGS                                                   3,894             2,626             8,143             3,661
 Interest                                                             1,784             1,217             4,974             4,269

 EARNINGS (LOSS) FROM CONTINUING OPERATIONS                           2,110             1,409             3,169              (608)

 Loss on Discontinued Operations (Note C)                                              (2,073)           (9,930)           (3,275)
                                                                   ---------         ---------        ----------        ----------
 NET EARNINGS (LOSS)
                                                                   $  2,110          $   (664)        $  (6,761)        $  (3,883)
                                                                   ========          =========        ==========        ==========
 EARNINGS (LOSS) PER COMMON SHARE
 --------------------------------

  Continuing Operations                                            $    .16          $    .11         $     .24         $    (.05)
  Discontinued Operations                                                                (.16)             (.75)             (.24)
                                                                   ---------         ---------        ----------        ----------
                                                                   $    .16          $   (.05)        $    (.51)        $    (.29)
                                                                   =========         =========        ==========        ==========

 AVERAGE COMMON SHARES                                                13,238            13,211           13,232            13,207
                                                                   =========         =========        ==========        ==========


See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands)

                                                                 Nine Months                                 Nine Months
                                                                    Ended                Year End               Ended
                                                               ---------------------------------------------------------
                                                                      1994                 1993                  1993
                                                               ---------------------------------------------------------
 ASSETS
 CURRENT ASSETS
    Cash                                                          $     1,299          $     1,188            $      993

    Accounts receivable                                                46,112               34,729                 44,195
    Inventories:
      Finished goods and work-in-process                               41,879               39,317                 40,017
      Raw materials and supplies                                        5,279                4,031                  2,800
                                                                  ------------         ------------           ------------
                                                                       47,158               43,348                 42,817
    Prepaid expenses and other                                          2,677                4,577                  3,563
                                                                  ------------         ------------           ------------
 TOTAL CURRENT ASSETS                                                  97,246               83,842                 91,568

 OTHER ASSETS                                                           6,905                9,148                 10,526
 NET ASSETS HELD FOR SALE (NOTE C)                                      3,742               17,555                 18,462

 PROPERTY, PLANT AND EQUIPMENT                                        114,235              113,126                110,583
    Less allowances for depreciation and amortization                  59,780               55,285                 53,304
                                                                  ------------         ------------           ------------
                                                                       54,455               57,841                 57,279
                                                                  ------------         ------------           ------------
                                                                  $   162,348          $   168,386            $   177,835
                                                                  ============         ============           ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable                                              $    27,909          $    19,408            $    19,121
    Accrued expenses and other liabilities                             26,669               23,361                 22,865

    Taxes                                                               3,516                3,064                  3,566
    Current maturities of long-term debt                                3,005                2,435                  6,971
                                                                  ------------         ------------           ------------
 TOTAL CURRENT LIABILITIES                                             61,099               48,268                 52,523

 LONG-TERM DEBT                                                        49,143               62,730                 65,426

 POSTRETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES               41,741               41,562                 37,255

 SHAREHOLDERS' EQUITY
    Common shares                                                       1,324                1,322                  1,322
    Other Capital                                                      72,505               72,412                 72,412
    Retained earnings (deficit)                                       (53,815)             (47,054)               (45,146)
    Pension adjustment                                                 (9,649)             (10,854)                (5,957)
                                                                  ------------         ------------           ------------
                                                                       10,365               15,826                 22,631
                                                                  ------------         ------------           ------------
                                                                  $   162,348          $   168,386            $   177,835
                                                                  ============         ============           ============

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands)

                                                                                              Nine Months Ended
                                                                                          --------------------------
                                                                                            1994              1993
                                                                                          --------------------------
 OPERATING ACTIVITIES
    Net earnings (loss) from continuing operations                                        $  3,169         $   (608)
    Adjustments to reconcile net earnings (loss) from continuing operations to cash used by continuing operations:

       Depreciation and amortization                                                         6,327            6,084
       Net change in working capital accounts:
         Accounts Receivable                                                               (11,383)         (13,764)
         Inventories                                                                        (3,810)           7,175
         Prepaid expenses and other                                                          1,900            1,594
         Other current liabilities                                                          10,984            1,687
         Net change in other long-term items                                                  (700)          (3,070)
                                                                                          ----------      ----------
    Cash provided (used) by continuing operations                                            6,487             (902)

    Net earnings (loss) from discontinued operations                                        (9,930)          (3,275)
       Change in net assets                                                                 (2,399)          (2,113)
       Non-cash expenses                                                                     4,903
                                                                                          ----------      ----------
    Cash used by discontinued operations                                                    (7,426)          (5,388)
                                                                                          ----------      ----------

 CASH USED BY OPERATING ACTIVITIES                                                            (939)          (6,290)

 INVESTING ACTIVITIES
    Proceeds from sale of discontinued operation                                            18,077
    Proceeds from sale of property, plant and equipment                                                       2,550
    Purchases of property, plant and equipment                                              (4,105)          (3,841)
                                                                                          ----------      ----------
 CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                               13,972           (1,291)

 FINANCING ACTIVITIES
    Net change in secured credit agreement                                                   6,674           12,791
    Payments on long-term borrowing and capital lease obligations                          (19,691)          (5,444)
    Exercise of stock options                                                                   95               70
                                                                                          ----------      ----------
 CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                              (12,922)           7,417

 INCREASE (DECREASE) IN CASH                                                                   111             (164)

 Cash at beginning of year                                                                   1,188            1,157
                                                                                          ----------      ----------
 CASH AT END OF THE PERIOD                                                                $  1,299         $    993
                                                                                          ==========      ==========

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


NOTE C - DISCONTINUED OPERATIONS

The Company completed the sale of its Midland Steel Products Division on May 27, 1994. The Company sold substantially all of the assets and certain liabilities for approximately $18,077,000, resulting in a loss of $9,930,000 after related costs and expenses. Included in the costs and expenses are contractual obligations related to employee benefit plans and environmental costs for which the Company believes adequate reserves have been provided. The discontinued operation had sales of $23,337,000 and $30,053,000 and losses of $2,120,000 and $3,275,000 in the first nine months of 1994 and 1993, respectively. Included in each first nine months' loss was interest of $1,377,000 allocated on the basis of the Company's incremental borrowing rate applied on the anticipated net proceeds from the sale. The assets held for sale at the end of the first nine months of 1994 represent land and buildings pending final determination of the purchase price.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Revenues from continuing operations increased by 12% in the nine months and third quarter of 1994 over the comparable 1993 periods. All four of the Company's core business units experienced higher average selling prices and an improved mix of higher margin product sales in both periods contributed to greater revenues. The aerospace fastener unit facility revenues also had approximate increases of 14% and 22% in the nine months and third quarter of 1994, respectively, which resulted primarily from shipments of past due orders due to previous operating difficulties that have been resolved.

MARGINS

Gross profit margins improved 14% and 15% to 17.7% and 17.9% in the 1994 nine months and third quarter, respectively, reflecting stronger end- market pricing and manufacturing efficiencies in both the industrial construction and aerospace fastener unit.

EXPENSES

Selling, general and administrative expenses increased in the 1994 periods due to higher commission expenses related to the increased product sales while the 1993 period reflected several expense credits. In the third quarter of 1994, higher interest rates resulted in an increase in the overall cost of debt service which was partially offset by lower average borrowings as a result of the receipt of proceeds from the sale of discontinued operations. The lower interest expense in the 1993 third quarter came from interest income related to a federal tax refund. The Company has net operating loss carryforwards which will reduce future income tax expense.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The strengthening profitability helped fund the working capital requirements. The Company has adequate liquidity and credit availability to fund its operations, and its cash flow will be augmented by management's strong emphasis on reducing working capital investment which should further reduce debt levels by year end.

OUTLOOK

Our core businesses are influenced by the level of activity in the construction markets. The continuing strength in industrial and commercial construction spending will benefit the core business units serving these markets. While weather factors may have a significant effect on the operating performance for the balance of the year, the Company believes operating results for the fourth quarter of 1994 will significantly improve upon the same quarter of the prior year.

PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits.

                     10 Separation Agreement between the Company and Allan J. Zambie dated July 31, 1994.

                     27       Financial Data Schedule

              (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended October 1, 1994.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        THE LAMSON & SESSIONS CO.
                                        ------------------------



DATE:  November 14, 1994                By /s/     James J. Abel
      -------------------                  -------------------------------
                                           James J. Abel
                                           Executive Vice President,
                                            Secretary, Treasurer
                                            and Chief Financial Officer

                                EXHIBIT INDEX                        PAGE NO.


10 Separation Agreement between the Company and Allan J. Zambie dated July 31, 1994.

27      Financial Data Schedule