Form 10-K
period 1994-12-31
LAMSON & SESSIONS CO
filed 1995-02-27
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 F O R M  10-K


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 31, 1994
                                  -----------------

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         Commission File Number  1-313
                                                -------

                 T H E  L A M S O N  &  S E S S I O N S  C O.
- - - - --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Ohio                                        34-0349210
- - - - --------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


    25701 Science Park Drive
         Cleveland, Ohio                                   44122-7313
- - - - --------------------------------            ------------------------------------
(Address of principal executive                            (Zip Code)
            offices)

                                 216/464-3400
                 --------------------------------------------
             (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange on which
           Title of each class                        registered
    ----------------------------------     ----------------------------------
     Common Shares, without par value            New York Stock Exchange
    ----------------------------------     ----------------------------------
                                                  Pacific Stock Exchange
    ----------------------------------     ----------------------------------


Securities registered pursuant to Section 12(g) of the Act:      None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held as of February 1, 1995 by non-affiliates of the registrant: $72,894,251.

As of February 1, 1995 the Registrant had outstanding 13,278,784 common shares.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III.


  L1773   (02/23/95)

PART I

Item 1. - BUSINESS

The Lamson & Sessions Co. ("Company"), founded in 1866, is a diversified manufacturer and supplier of a broad line of thermoplastic electrical and fluid drainage products for major domestic markets and a producer of fasteners for the aerospace industry. The markets for thermoplastic electrical conduit, related fittings and accessories, wiring devices and sewer pipe include the construction, utility and telecommunications industries; municipalities and other government agencies; and contractors and do-it-yourself home remodelers. Fasteners manufactured serve airframe and jet engine manufacturers in the aerospace industry.

In May 1994, the Company completed the sale of its Midland Steel Division which was engaged in the manufacture and sale of frame assemblies and components. Proceeds from sale were utilized to reduce debt (see Note C, page 21 of this report).

PRINCIPAL PRODUCTS AND MARKETS

The Company is a leading domestic producer of a broad line of thermoplastic electrical conduit, wiring devices, and related fittings and accessories for the construction, consumer (DIY), utility and telecommunications industries, and manufactures and sells thermoplastic sewer pipe. The broad and comprehensive lines of complimentary and compatible thermoplastic products are carried by electrical and building supply wholesalers and retailers.

All of the Company's thermoplastic electrical products compete with and serve as substitutes for similar metallic products, and its engineered sewer pipe products compete with and serve as substitutes for clay, concrete, ductile iron, cement asbestos and polyethylene products. The Company's thermoplastic products offer several advantages over these other products. Specifically, nonmetallic electrical conduit and related fittings and accessories are generally less expensive, lighter and easier to install than metallic products. Furthermore, thermoplastic conduit does not rust, corrode or conduct electricity. Thermoplastic sewer pipe weighs less than substitute products, is easier and more economical to install, does not degenerate due to sewer gases as do some competing products, and eliminates avoidable problems which can be caused by infiltration and exfiltration.

Four core markets are served, each of which has unique product and marketing requirements. These markets are: (i) Industrial, Residential, Commercial and Utility Construction (served by Carlon Electrical Products ("Electrical")) -- contractors engaged in the installation of electrical systems in industrial, residential, commercial construction and electric power utility projects; original equipment manufacturers who use components as subassemblies for their own products and industrial companies who maintain or repair their own facilities; (ii) Consumer (served by Lamson Home Products ("Home")) -- retail consumers of electrical products who perform "do-it-yourself" home repairs and small electrical contractors; (iii) Telecommunications (served by Carlon Telecom Systems ("Telecom")) -- cable TV, telephone and telecommunications companies and (iv) Engineered Sewer Products (served by Lamson Vylon Pipe ("Vylon")) -- various government and private builders of sewer and drainage system. Additionally, the aircraft market serves airframe and jet engine manufacturers.




                                    - 2 -
L1773   (02/23/95)

A breakdown of revenues as a percent of net sales related to significant classes of product by major market segment for 1994, 1993 and 1992, respectively is as follows:

                                1994                           1993                             1992
                       ---------------------        -----------------------            ---------------------
 (In thousands)

 Industrial,
 Residential,
 Commercial & Utility
 Construction          $  149,863        52%        $  141,210          55%            $  139,033        55%

 Consumer                  49,463        17%            40,754          16%                39,498        15%

 Telecommunications        44,603        16%            39,123          15%                37,569        15%

 Engineered Sewer
 Products                  24,878         9%            21,744           8%                16,090         6%

 Aircraft Parts            18,838         6%            16,741           6%                23,232         9%
                       ----------       ----        ----------         ----            ----------       ----
                       $  287,645       100%        $  259,572         100%            $  255,422       100%
                       ==========       ====        ==========         ====            ==========       ====


The following summarizes the principal products used in each of the four core markets:

INDUSTRIAL, RESIDENTIAL, COMMERCIAL AND UTILITY CONSTRUCTION. The principal products sold to this market include rigid conduit, flexible (electrical nonmetallic tubing), fittings and accessories, outlet boxes, and other products. Other products in this market also include thermoplastic spirally extruded liquidtight conduit, which is used by industrial companies and original equipment manufacturers requiring a watertight housing for electrical cable, and a broad line of industrial nonmetallic enclosures comprised of molded, non-corrosive boxes designed to enclose and protect devices such as electrical controls, switches and industrial control panels.

CONSUMER. The products included in this market are products such as light dimmers, fan speed controls, touch controls, door chimes and home security systems. In addition, the Company supplies this market with products such as outlet boxes, electrical conduit, liquidtight conduit and electrical fittings.

TELECOMMUNICATIONS. In this market products include (i) traditional smooth wall communication duct and spacers used by telecommunication and CATV industries to house electrical cable, (ii) duct systems designed to protect underground fiber optic cables and improve the efficiency and space utilization of existing duct systems.

ENGINEERED SEWER PRODUCTS. Principal products utilized by this market include closed profile engineered sewer pipe used for direct burial and sliplining as well as traditional solid wall sewer and drain pipe used in residential construction of sanitary drainage systems, sewer main and highway underdrain available in diameters ranging from 4 to 48 inches.

AIRCRAFT PARTS. The principal market served is the aircraft market, for which special design high performance fasteners and spherical pivot bearings are manufactured and sold primarily to domestic and foreign markets for use by original equipment manufacturers.




                                    - 3 -
L1773   (02/23/95)

COMPETITION

Each of the four core markets in which the Company is presently operating are highly competitive based on service, price and quality. Most of the competitors are either national or smaller regional manufacturers who compete with limited product offerings. Unlike a majority of its competitors, the Company manufactures a broad line of thermoplastic products, complementary fittings and accessories, thus enabling it to offer its customers complete and integrated systems.

Markets for the Company's aircraft parts are highly fragmented and include several major competitors. The Company believes that it competes effectively on the basis of price, product quality and delivery.

Certain of the Company's competitors have greater financial resources than the Company.

DISTRIBUTION

The Company distributes its core products through a nationwide network of more than 170 manufacturers' representatives. Currently, 3 of these manufacturers' representatives inventory the Company's products. The Company has reduced the number of inventory locations and has developed its own distribution centers. In the aerospace unit, a combination of direct sales, manufacturer's representatives and distributors are used.

RAW MATERIALS

The Company is a large purchaser of pipe grade polyvinyl chloride resin and has historically been able to obtain adequate quantities. Raw materials for the aerospace market consist mainly of carbon, alloy and stainless steels, aluminum, zinc and other special metals that are purchased principally from major domestic companies and are adequately available.

PATENTS AND TRADEMARKS

The Company owns various patents, patent applications, licenses, trademarks and trademark applications relating to its products and processes. While the Company considers that, in the aggregate, its patents, licenses and trademarks are of importance in the operation of its business, it does not consider that any individual patent, license or trademark, or any technically related group, is of such importance that termination would materially affect its business.

SEASONAL FACTORS

The Company's four core business units experience seasonality caused principally by a decrease in construction activity during the winter months. They are subjected to the economic cycles affecting the construction industry. The aerospace fastener unit is dependent on the economic cycles of the aircraft market, although such impact should be reduced in the future, as the Company expands into a broader range of market niches.




                                    - 4 -
L1773   (02/23/95)

MAJOR CUSTOMERS

Sales to Affiliated Distributors, a buying group not otherwise affiliated with the Company, totalled approximately 12% of the Company's sales. No customer exceeded 10% of net sales in 1993 or 1992.

BACKLOG

The Company's backlog of orders, believed firm, at the fiscal years ended was as follows:
                                                           1994                1993              1992
                                                       -----------         -----------       -----------
 (In thousands)

                                                        $   17,493          $   26,598        $  32,052

The Company does not believe that information concerning backlog is reflective of the status of its business at any one point in time. Due to the nature of the business within the Electrical, Telecom, Home and Vylon markets, the Company typically ships its products within a short period after receipt of the order. In the aerospace market, major customers generally issue blanket purchase orders and then issue short-term releases against these purchase orders. Therefore, at any point in time, backlog only includes the releases that have been received for shipment of products against the blanket orders and not the entire quantity represented by the blanket order. Approximately 6% of the backlog at December 31, 1994, primarily in the aerospace unit, is not expected to be delivered during 1995. The reduction in backlog from each preceding year is attributable to the lower backlogs in the aerospace unit reflecting the general weakness in that market.

RESEARCH AND DEVELOPMENT

The Company is engaged in an aggressive new product development program in an effort to introduce new and innovative applications for thermoplastic products for its existing core business units. The Company maintains a separate research and development center in Cleveland, Ohio to facilitate the introduction of new value-added products and improved manufacturing processes. This activity during each of the last three years of Company sponsored research and development activities totalled $3.4 million, $3.2 million and $3.3 million in 1994, 1993 and 1992, respectively.

ENVIRONMENTAL REGULATIONS

The Company believes that its current operations and its use of property, plant and equipment conform in all material respects to applicable environmental laws and regulations presently in effect (See Notes C and G -- Notes to Consolidated Financial Statements on pages 21 and 25 of this report). The Company has facilities at numerous geographic locations, which are subject to a range of federal, state and local environmental laws and regulations. Compliance with these laws has, and will, require expenditures on a continuing basis.




                                     - 5 -
L1773   (02/23/95)

EMPLOYEES

At fiscal years ended, the Company had the following employees:

                                        1994              1993             1992
                                      -------           -------          -------
                                       1,325             1,425            1,510



FOREIGN OPERATIONS

The net sales, operating earnings, and assets employed outside the United States are not significant. Export sales are approximately 1% of consolidated net sales in each of the past three fiscal years and are made principally to countries in North America.




                                    - 6 -
L1773   (02/23/95)

Item 2. - PROPERTIES

The Company owns manufacturing and distribution facilities which are suitable and adequate for the production and marketing of its products. The Company owns executive and administrative offices which are located in Cleveland, Ohio and occupy 68,000 square feet in a suburban office complex. In addition, the Company also has research and development offices, located in Cleveland, Ohio which occupy leased space of 27,000 square feet. Principal facilities are located in the following cities:


Type of Operation                       Principal                                                    Approximate
and Location                            Products                                                     Square Feet
- - - - ------------                            --------                                                     -----------
Injection molding:
 Clinton, Iowa                          Outlet boxes, enclosures and fittings                           155,800

 Clinton, Iowa                          Distribution Center                                              55,900

 Bowling Green, Ohio                    Outlet boxes, enclosures,
                                        fittings and large diameter                                      61,300
                                        sewer pipe

Extrusion:

 Woodland, California                   Rigid conduit, fluid                                             72,900
                                        systems pipe, duct
                                        and fittings

 Woodland, California                   Distribution Center                                              40,800

 High Springs, Florida                  Rigid conduit, duct,                                            112,500
                                        sewer pipe and fittings

 Aurora, Ohio                           Rigid conduit, flexible                                         143,400
                                        conduit, duct, enclosure
                                        assembly/modification and fittings

 Oklahoma City, Oklahoma                Rigid conduit, duct, fluid                                      165,600
                                        systems pipe, large diameter
                                        sewer pipe and fittings

 Nazareth, Pennsylvania                 Rigid conduit, duct and sewer pipe                               52,800

 Pasadena, Texas                        Flexible conduit                                                 46,200

Montreal, Canada                        Distribution Center                                              20,000




                                     - 7 -
L1773   (02/23/95)

                                        Principal                                                  Approximate
Location                                Products                                                   Square Feet
- - - - --------                                --------                                                   ------------
Sylmar, California                      Special design high performance                              104,000
                                        fasteners, spherical pivot bearings


All of the Company's facilities listed in the above table are owned, except for the Clinton, IA and Woodland, CA Distribution Centers and Montreal, Canada.

The Company presently utilizes substantially all of its facilities and operated in 1994 at approximately 80% of productive capacity.

Item 3. - LEGAL PROCEEDINGS

On January 14, 1992 an action was filed against the Company by Ameritrust Co. N.A. ("Plaintiff") in the U.S. District Court, Northern District of Ohio, seeking to recover $7.3 million under the Comprehensive Environmental Response, Compensation & Liability Act of 1980, as amended ("CERCLA") as well as under state law theories of public nuisance, negligence and strict liability. The plaintiff claims damages consisting of response costs incurred by the plaintiff in remediating environmental contamination allegedly caused by the Company at a manufacturing plant site which the Company sold in 1978 and which was acquired by the plaintiff in 1985. The plaintiff also seeks prejudgment interest and attorneys' fees. On May 21, 1992, the Court dismissed with prejudice the state law claims for public nuisance, negligence and strict liability and ruled that the plaintiff does not have the right to a contribution claim under CERCLA. On June 9, 1992, the Company filed a Second Motion to Dismiss or in the Alternative for Partial Summary Judgment alleging among other things, failure to comply with certain mandatory federal notice requirements and that the remediation was inconsistent with the national contingency plan as required by CERCLA. On October 15, 1993, the Court denied the Company's Second Motion to Dismiss and at the same time denied all pending motions filed by the Plaintiff. On April 29, 1994, the Company filed a Third-Party Complaint against Baker Material Handling Company seeking contribution. On May 27, 1994, the Company filed its Answer to the Second Amended Complaint, and the Court has set a discovery cut-off of February 28, 1995. On November 24, 1994, the Company filed a declaratory judgment action in the Cuyahoga County Common Pleas Court against its liability insurer seeking defense and indemnity costs associated with the action brought by Ameritrust. The outcome of this litigation is not expected to have a material effect on the Company's financial position.


Item 4. - SUBMISSION OF MATTERS TO SECURITY HOLDERS.

None.




                                    - 8 -
L1773   (02/23/95)

EXECUTIVE OFFICERS OF THE
REGISTRANT
JOHN B. SCHULZE                                                     MELVIN W. JOHNSON

Chairman, President and Chief Executive Officer.                    Vice President

Chairman, President and Chief Executive Officer since               Vice President since February 1991.  Previously was Vice
January 1990.  Age 57.                                              President -- Engineering January 1985 - January 1991.
                                                                    Age 58.
JAMES J. ABEL

Executive Vice President, Secretary, Treasurer  and Chief           MARK R. BUCK
Financial Officer.
                                                                    Vice President - Carlon Electrical Products
Executive Vice President, Secretary, Treasurer and Chief
Financial Officer since September 1994.  Previously was             Vice President - Carlon Electrical Products since October
Executive Vice President, Treasurer and Chief Financial             1983.  Age 41.
Officer February 1993 - September 1994.  Previously was
Senior Vice President, Treasurer and Chief Financial
Officer December 1990 - February 1993.  Previously was              A. CORYDON MEYER
Senior Vice President & Chief Financial Officer of The
Gibson-Homans Company.  Age 49.                                     Vice President - Lamson Home Products

CHARLES E. ALLEN                                                    Vice President - Lamson Home Products since March 1990.
                                                                    Age 40.
Senior Vice President

Senior Vice President since September 1989.   Age 54.



                                     - 9 -
L1773   (02/23/95)

PART II

Item 5. -    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
             HOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange and Pacific Stock Exchange. High and low sales prices for the common stock are included in Note L -- Notes to Consolidated Financial Statements on page 29 of this report. No dividends were paid in 1994, 1993 or 1992. The approximate number of shareholders of record of the Company's Common Stock at February 1, 1995 was 2,360. Information concerning restrictions on the Company's ability to pay dividends is contained in Note B -- Notes to Consolidated Financial Statements on pages 20 and 21 of this report.




                                    - 10 -
L1773   (02/23/95)

Item 6. - SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

                                                                                     FISCAL YEARS ENDED
                                                         ---------------------------------------------------------------------------
 (In thousands except per share data, shareholders           1994           1993           1992            1991            1990
 and employees)
- - - - ------------------------------------------------------------------------------------------------------------------------------------
 OPERATIONS:
     Net Sales                                           $  287,645    $    259,572    $    255,422    $    284,241   $    289,142
     Cost of Products Sold                                  235,876         221,405         220,901         251,010        244,214
     GROSS MARGIN                                            51,769          38,167          34,521          33,231         44,928
     Selling, General and Administrative Expenses            40,840          35,500          33,404          36,224         36,098
     Non-Recurring Charges                                                                    4,602           6,696
     OPERATING EARNINGS (LOSS)                               10,929           2,667          (3,485)         (9,689)         8,830
     Net Interest Expense                                     6,673           5,784           5,815           4,864          4,825
     Gain on Sale of Business                                                                                 4,362
     EARNINGS (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES
      AND EFFECT OF ACCOUNTING CHANGE                         4,256          (3,117)         (9,300)        (10,191)         4,005
     Income Tax (Benefit)                                                                      (800)         (1,742)           457
     EARNINGS (LOSS) FROM CONTINUING
      OPERATIONS BEFORE EFFECT OF
      ACCOUNTING CHANGE                                       4,256          (3,117)         (8,500)         (8,449)         3,548
     Earnings (Loss) on Discontinued Operations              (9,930)         (2,674)        (10,956)         (5,448)        (2,223)
     Cumulative Effect of Accounting Change                                                 (26,860)
     NET EARNINGS (LOSS)                                     (5,674)         (5,791)        (46,316)        (13,897)         1,325

- - - - ------------------------------------------------------------------------------------------------------------------------------------

 Year-End Financial Position:
     Current Assets                                      $   87,526    $     83,842    $     86,737    $     86,290   $     93,434
     Other Assets                                             1,899           9,148          13,131          11,090         14,924
     Assets Held for Sale                                     3,742          17,555          16,349          17,783         18,540
     Property, Plant and Equipment                           53,979          57,841          61,028          64,360         73,211
     Total Assets                                           147,146         168,386         177,245         179,523        200,109
     Current Liabilities                                     52,032          48,268          50,336          42,829         43,014
     Long-Term Debt                                          46,958          62,730          58,579          53,031         57,201
     Other Long-Term Liabilities                             35,276          41,562          41,886           9,245          9,001
     Shareholders' Equity                                    12,880          15,826          26,444          74,418         90,893
     Working Capital                                         35,494          35,574          36,401          43,461         50,420

- - - - ------------------------------------------------------------------------------------------------------------------------------------

 Statistical Information:
     Average Number of Common Shares and
      Common Share Equivalents                               13,239          13,210          13,197          13,184         13,158
     Number of Shareholders of Record                         2,370           2,553           2,531           2,662          2,731
     Number of Employees                                      1,325           1,425           1,510           1,448          1,517
     Book Value                                                0.97            1.20            2.00            5.64           6.91
     Market Price                                                 6           4-3/4           5-5/8           4-1/8          3-7/8

- - - - ------------------------------------------------------------------------------------------------------------------------------------

 Earnings (Loss) Per Common Share:

     Continuing Operations                               $     0.32    $      (0.24)   $      (0.64)   $      (0.64)  $       0.27
     Discontinued Operations                                  (0.75)          (0.20)          (0.83)          (0.41)         (0.17)
     Accounting Change                                                                        (2.04)
     Net Earnings (Loss)                                 $    (0.43)   $      (0.44)   $      (3.51)   $      (1.05)  $       0.10




                                    - 11 -
L1773   (02/23/95)

Item 7. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1994 Compared with 1993

Sales were higher in all of the Company's core business units for the second consecutive year increasing overall sales 11% over 1993 levels. Product mix improvements, which gave rise to higher average selling prices, were coupled with strong demand through the fourth quarter contributing to the sales gains. Carlon Electrical Products ("Electrical") and Carlon Telecom Systems ("Telecom") emphasis on priority products improved their product mix and achieved higher sales on lower volume in 1994. Lamson Home Products ("Home Products") aggressive expansion of its product line and market share contributed to sales growth of 21% compared with the prior period. Lamson Vylon Pipe ("Vylon") experienced strong demand for its products, and better product mix resulted in a 15% increase in revenue compared with 1993.

Gross margins improved by 22% in 1994 to 18%. Increased manufacturing efficiencies and reduced rigid pipe sales improved margins despite escalating prices throughout the year on the Company's primary raw material.

Selling, general and administrative expenses increased nominally as a percentage of sales over the 1993 period. Increased commission rates on the higher margin product, promotional expenses, salary expenses and employee health care costs contributed to this change. The effect of rising interest rates on the Company's secured credit facility were softened by the lower average borrowings resulting from the proceeds from the sale of Midland Steel Products.

Since there is no income against which net operating losses can be carried back, the Company did not record any current tax benefit for 1994. The Company does have net operating loss carryforwards which should reduce future income tax expense.


1993 Compared with 1992

Sales increased in 1993 for the first time since 1988 due to a significant improvement in the fourth quarter versus the prior year. Product mix improved by virtue of strong growth in sales of engineered specialty products. This shift in product mix resulted in higher average selling prices which helped offset competitive pricing conditions and adverse weather conditions particularly in the third quarter of 1993. Increased sales in all four core business units with Electrical and Telecom shifting their emphasis from commodity product, particularly rigid pipe, resulted in higher average selling prices and mitigated lower overall unit shipments. Home Products and Vylon experienced stronger demand for their expanded product lines which contributed to higher sales in both units.

Gross margins improved in 1993 by 9% to 14.7%. Cost reduction programs in our manufacturing facilities, coupled with a reduction in total commodity rigid pipe sales, improved the margin by 10.6% offsetting margin erosion due to the erratic pricing of the Company's primary raw material.




                                    - 12 -
L1773   (02/23/95)

Selling, general and administrative expenses decreased nominally in relation to sales from the prior year. The overall increase is due to salary expenses, employee health care costs, commissions and promotional expenses. While the Company had higher average borrowings during 1993, interest income on refundable income taxes reduced overall interest expense in 1993.

Since there is no income against which net operating losses can be carried back, the Company did not record any current tax benefit for 1993. The Company does have net operating loss carryforwards which should reduce future income tax expense. The Company adopted Financial Accounting Standard Board Statement No. 109, "Accounting for Income Taxes," in the first quarter of 1993 and this adoption had no impact on the Company's financial position.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations increased nearly 50% over 1993 and the Midland Steel Products' sale proceeds reduced overall borrowing levels. These sources provided adequate funding of capital expenditures and working capital requirements and strengthened the Company's liquidity. The Company has announced its intent to refinance its credit facility in recognition of its improved financial condition. While the outcome of this effort is not known, the Company expects a favorable resolution to this effort. In 1993, the Company did not increase its total borrowing and generated cash flow from operations for the first time since 1990. Cash flow from operations provided the funding for capital expenditures while borrowings under the secured credit agreement were virtually offset by principal reductions. Internally generated cash flows and existing capacity under the secured credit agreement will be adequate to fund the cash needs for capital expenditures and general operating requirements.


OUTLOOK

The Company's progress to transform itself into a strategically focused electrical-products manufacturer and marketer has improved the operating results in recent years. Consistent with this strategy, the Company has previously announced its intent to pursue the possible sale of its aerospace fastener unit, Valley-Todeco. The Company will continue to emphasize product development for industrial original equipment manufacturers and maintenance repair operations markets in addition to an expanded line of convenience items for the consumer which should provide protection against cyclical trends in residential construction markets. Despite concerns about rising interest rates and weak growth in the general economy, the Company foresees opportunities for significant improvement in 1995.




                                    - 13 -
L1773   (02/23/95)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF OPERATIONS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)

                                                                                 FISCAL YEARS
                                                                -------------------------------------------------
                                                                   1994                1993               1992
                                                                -------------------------------------------------
 Net sales                                                       $ 287,645           $ 259,572         $ 255,422
 Cost of products sold                                             235,876             221,405           220,901
                                                                ----------          ----------        ----------


 GROSS MARGIN                                                       51,769              38,167            34,521
 Selling, general and
    administrative expenses                                         40,840              35,500            33,404
 Non-recurring charges                                                                                     4,602
                                                                ----------          ----------        ----------
 OPERATING EARNINGS (LOSS)                                          10,929               2,667            (3,485)
 Interest                                                           (6,673)             (5,784)           (5,815)
                                                                ----------          ----------        ----------


 EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  AND EFFECT OF ACCOUNTING CHANGE                                    4,256              (3,117)           (9,300)
 Income tax benefit                                                                                          800
                                                                ----------          ----------        ----------

 EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EFFECT OF
  ACCOUNTING CHANGE                                                  4,256              (3,117)           (8,500)
 Loss from Discontinued Operations                                  (9,930)             (2,674)          (10,956)
                                                                ----------          ----------        ----------


 EARNINGS (LOSS) BEFORE EFFECT OF
 ACCOUNTING CHANGE                                                  (5,674)             (5,791)          (19,456)
 Cumulative Effect of Accounting Change                                                                  (26,860)
                                                                ----------          ----------        ----------

 NET EARNINGS (LOSS)                                             $  (5,674)          $  (5,791)        $ (46,316)
                                                                ==========          ==========        ==========


 EARNINGS (LOSS) PER COMMON SHARE
 --------------------------------
     Continuing operations                                       $     .32           $    (.24)        $    (.64)
     Discontinued operations                                          (.75)               (.20)             (.83)
     Accounting change                                                                                     (2.04)
                                                                ----------          ----------        ----------
     Net earnings (loss)                                         $    (.43)          $    (.44)        $   (3.51)
                                                                ==========          ==========        ==========


   AVERAGE COMMON SHARES                                            13,239              13,210            13,197
                                                                ==========          ==========        ==========

See notes to consolidated financial statements.




                                    - 14 -
L1773   (02/23/95)

CONSOLIDATED STATEMENT OF CASH FLOWS
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)
                                                                                             FISCAL YEARS
                                                                            ---------------------------------------------
                                                                               1994              1993              1992
                                                                            ---------------------------------------------
 OPERATING ACTIVITIES
   Earnings (loss) from continuing operations                                $  4,256         $ (3,117)         $  (8,500)
   Adjustments to reconcile earnings (loss) from continuing
   operations to cash provided (used) by continuing operations:
       Depreciation and amortization                                            8,544            8,126              8,087
       Non-recurring charges                                                                                        4,602
       Net change in working capital accounts:
         Accounts receivable                                                     (719)          (4,298)             2,180
         Inventories                                                           (2,857)           6,644             (4,159)
         Prepaid expenses and other                                               589              580                682
         Accounts payable, accrued expenses and other
          current liabilities                                                   1,200            1,968              2,661
     Net change in other long-term items                                           79           (2,290)            (6,199)
                                                                            ---------        ---------         ----------


 CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                 11,092            7,613               (646)

   Earnings (loss) from discontinued operations                                (9,930)          (2,674)           (10,956)
   Adjustments to reconcile earnings (loss) from discontinued
   operations to cash used by discontinued operations:
     Net change in assets held for sale                                        (1,792)          (1,206)             1,434
     Net change in other long-term items                                        4,403
     Non-recurring charges                                                                                          5,040
                                                                            ---------        ---------         ----------
 CASH USED BY DISCONTINUED OPERATIONS                                          (7,319)          (3,880)            (4,482)
                                                                            ---------        ---------         ----------

 CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   3,773            3,733             (5,128)

 INVESTING ACTIVITIES
   Net proceeds from sale of division                                          16,430
   Purchases of property, plant and equipment                                  (6,074)          (6,437)            (6,198)
   Proceeds from sale of property, plant and equipment                                           2,550
                                                                            ---------        ---------         ----------
 CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  10,356           (3,887)            (6,198)

 FINANCING ACTIVITIES
   Long-term borrowings                                                        10,980            8,831             38,574
   Payments on long-term borrowings                                           (24,685)          (8,716)           (28,180)
   Exercise of stock options                                                      273               70                 82
                                                                            ---------        ---------         ----------
 CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                 (13,432)             185             10,476
                                                                            ---------        ---------         ----------
 INCREASE (DECREASE) IN CASH                                                      697               31               (850)
 Cash at beginning of year                                                      1,188            1,157              2,007
                                                                            ---------        ---------         ----------

 CASH AT END OF YEAR                                                         $  1,885         $  1,188          $   1,157
                                                                            =========        =========         ==========

See notes to consolidated financial statements.




                                    - 15 -
L1773   (02/23/95)

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

December 31, 1994 and January 1, 1994
(Dollars in thousands)



                                                                                 1994              1993
                                                                             -----------------------------
 ASSETS

 CURRENT ASSETS
    Cash                                                                      $    1,885        $    1,188
    Accounts receivable, less allowances:
       1994--$1,653 and 1993--$1,559                                              35,448            34,729
    Inventories:
      Finished goods and work-in-process                                          41,157            39,317
      Raw materials and supplies                                                   5,048             4,031
                                                                             -----------       -----------
                                                                                  46,205            43,348
    Prepaid expenses and other                                                     3,988             4,577
                                                                             -----------       -----------
                                                TOTAL CURRENT ASSETS              87,526            83,842


 ASSETS HELD FOR SALE                                                              3,742            17,555

 OTHER ASSETS                                                                      1,899             9,148

 PROPERTY, PLANT AND EQUIPMENT
    Land                                                                           4,019             4,019
    Buildings                                                                     24,350            22,807
    Machinery and equipment                                                       87,545            86,300
                                                                             -----------       -----------
                                                                                 115,914           113,126
    Less allowances for depreciation
      and amortization                                                            61,935            55,285
                                                                             -----------       -----------
                                                                                  53,979            57,841
                                                                             -----------       -----------



                                                                              $  147,146        $  168,386
                                                                             ===========       ===========




                                    - 16 -
L1773   (02/23/95)

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

December 31, 1994 and January 1, 1994
(Dollars in thousands)





                                                                                  1994               1993
                                                                              ------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable                                                         $   17,354          $   19,408
     Accrued expenses and other liabilities                                       27,167              23,361
     Taxes                                                                         3,009               3,064
     Current maturities of long-term debt                                          4,502               2,435
                                                                              ----------          ----------
                                           TOTAL CURRENT LIABILITIES              52,032              48,268

 LONG-TERM DEBT                                                                   46,958              62,730



 POSTRETIREMENT BENEFITS AND OTHER
    LONG-TERM LIABILITIES                                                         35,276              41,562

 SHAREHOLDERS' EQUITY
     Common shares, without par value, with stated
         value of $.10 per share, authorized 20,000,000
         shares; outstanding--13,278,784 shares in 1994
         and 13,220,034 shares in 1993                                             1,328               1,322
     Other capital                                                                72,679              72,412
     Retained earnings (deficit)                                                 (52,728)            (47,054)
     Pension adjustment                                                           (8,399)            (10,854)
                                                                              ----------          ----------
                                                                                  12,880              15,826
                                                                              ----------          ----------

                                                                              $  147,146          $  168,386
                                                                              ==========          ==========

See notes to consolidated financial statements.




                                    - 17 -
L1773   (02/23/95)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)


                                                                            RETAINED                                    TOTAL
                                            COMMON           OTHER          EARNINGS            PENSION             SHAREHOLDERS'
                                            SHARES          CAPITAL         (DEFICIT)          ADJUSTMENT              EQUITY
                                          ----------       --------        ----------        ------------         ----------------
Balance at December 31, 1991              $    1,319       $ 72,263        $    5,053        $     (4,217)        $         74,418
Net loss                                                                      (46,316)                                     (46,316)
Issuance of 18,250 common shares
  under stock option plans                         1             81                                                             82
Pension adjustment                                                                                 (1,740)                  (1,740)
                                          ----------       --------        ----------        ------------         ----------------
Balance at January 2, 1993                     1,320         72,344           (41,263)             (5,957)                  26,444
Net loss                                                                       (5,791)                                      (5,791)
Issuance of 15,300 common shares
  under stock option plans                         2             68                                                             70
Pension adjustment                                                                                 (4,897)                  (4,897)
                                          ----------       --------        ----------        ------------         ----------------
Balance at January 1, 1994                     1,322         72,412           (47,054)            (10,854)                  15,826
Net loss                                                                       (5,674)                                      (5,674)
Issuance of 58,750 common shares
  under stock option plans                         6            267                                                            273
Pension adjustment                                                                                  2,455                    2,455
                                          ----------       --------        ----------        ------------         ----------------
Balance at December 31, 1994              $    1,328       $ 72,679        $  (52,728)       $     (8,399)        $         12,880
                                          ==========       ========        ==========        ============         ================

See notes to consolidated financial statements.




                                    - 18 -
L1773   (02/23/95)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

Three fiscal years ended December 31, 1994

NOTE A--ACCOUNTING POLICIES

FISCAL YEAR - The Company's fiscal year end is the Saturday closest to December 31.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of significant intercompany items and transactions. Certain 1993 and 1992 items have been reclassified to conform with 1994 reporting classifications.

INVENTORIES: Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

PROPERTY AND DEPRECIATION: Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Accelerated methods of depreciation are used for federal income tax purposes.

INCOME TAXES: Beginning in fiscal year 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." There was no cumulative effect nor any impact on the Company's financial position as a result of this adoption. Investment tax credits are recorded using the flow-through method. In previous years, the Company followed the provisions of SFAS No. 96.

EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share are based on the weighted average number of common shares and common share equivalents outstanding during the year.




                                    - 19 -
L1773   (02/23/95)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE B--LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)
                                                                                   1994             1993
                                                                               ----------        ----------
                                     Secured Credit Agreement:
                                       Term Note                                $   9,000         $  15,771
                                       Revolver                                    18,955            24,405
                                                                               ----------        ----------

                                                                                   27,955            40,176


                                     14% Senior Subordinated Notes                 11,120            11,120
                                     Industrial Revenue Bonds                       9,600            10,885
                                     Building mortgage                              2,785             2,984
                                                                               ----------        ----------

                                                                                   51,460            65,165
                                     Less amounts classified as current             4,502             2,435
                                                                               ----------        ----------

                                                                                $  46,958         $  62,730
                                                                               ==========        ==========

The Company has a long-term $65,000,000 secured credit agreement supported by the Company's accounts receivable, inventory and property, plant and equipment. The term portion of this facility carries interest at 11.55% and requires quarterly principal payments of $750,000 with interest. The remaining revolving credit portion permits borrowings up to $45,000,000 at any time through December 31, 1999, with interest at 2.5% over the prime rate (8.5% at December 31, 1994). The agreement provides for the payment of a commitment fee of .375% per annum on the average daily unused commitment. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings total approximately $10,000,000 under the agreement.

The 14% Senior Subordinated Notes are due in 1997 with interest payable semi-annually on each June 1 and December 1. The Notes are redeemable at the option of the Company, in whole or in part, at the principal amount plus a specified declining premium together with accrued interest.

The Company's Industrial Revenue Bond financings include several issues due in annual installments from 1994 through 2023 with interest at rates varying from 4% to 8%. In addition, the Company has available letter of credit arrangements with an additional lender to provide approximately $3,000,000 for trade and general corporate purposes. Substantially all of these letters of credit are secured by certain assets. The Company's headquarter facility is subject to a mortgage payable in equal monthly installments through 2003 with interest at 8.625%.

The Company's credit agreements contain various restrictive covenants pertaining to maintenance of working capital, debt service, tangible net worth, certain financial ratios and prohibit the payment of dividends and early redemption of subordinated notes.




                                    - 20 -
L1773   (02/23/95)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE B--LONG-TERM DEBT--Continued


The aggregate minimum combined maturities of long-term debt for the years 1996 through 1999 are approximately $4,531,000, $15,678,000, $1,581,000 and
$20,561,000, respectively, with $4,607,000 due thereafter.

Interest expense includes $850,000, $767,000 and $713,000 for amortization of deferred financing cost in 1994, 1993 and 1992, respectively. Interest paid was $6,847,000, $8,229,000 and $7,320,000 in 1994, 1993 and 1992, respectively.

Rental expense related to operating leases was $3,015,000, $2,647,000 and $2,531,000 in 1994, 1993 and 1992, respectively. Aggregate future minimum payments related to operating leases with initial or remaining terms of one year or more for the years 1995 through 1998 and thereafter are $1,880,000, $1,265,000, $851,000, $694,000 and $854,000, respectively.


NOTE C--DISCONTINUED OPERATIONS

The results of discontinued operations are reflected on a restated comparative basis as follows:

 (In thousands)
                                       1994                1993                 1992
                                   ------------        ------------       --------------
 Net Sales                          $    23,337         $    41,884        $      28,338
                                   ============        ============       ==============


 Loss from Operations               $     1,030         $     2,674        $      10,956
 Loss on Disposal                         8,900
                                   ------------        ------------       --------------
                                    $     9,930         $     2,674        $      10,956
                                   ============        ============       ==============


During the first quarter of 1994, the Company entered into a definitive agreement to sell substantially all of the assets and certain liabilities (including prospective pension and postretirement benefit obligations) of its Midland Steel Products Division for $16,430,000 resulting in a loss of $8,900,000 ($.67 per share) after related costs and expenses. Included in the loss on disposal is a curtailment loss of $1,140,000 related to net pension costs and a settlement gain of $650,000 related to postretirement benefits other than pensions. The Company believes adequate provision has been made for all contractual obligations, environmental costs, and other obligations retained in the sale of the division. Included in each years' loss from operations is interest of $1,836,000 allocated on the basis of the Company's incremental borrowing rate applied on the net proceeds from the sale. The assets held for sale at the end of 1994 are comprised of land and building pending final resolution of certain contractual conditions.




                                    - 21 -
L1773   (02/23/95)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D--PENSION PLANS

The Company sponsors pension plans covering substantially all employees. Plans covering salaried employees provide benefits that are based on an employee's years of service and compensation during the five-year period prior to retirement. Plans covering hourly employees provide benefits of stated amounts for each year of service. The Company annually contributes amounts to the plans which are actuarially determined to provide sufficient assets to meet future benefit payment requirements.

Pension expense from continuing operations is comprised of the following:
                             (In thousands)                               1994             1993             1992
                                                                       ----------       ----------        ---------
                             Benefits earned                            $  1,694         $  1,599          $ 1,235
                             Interest on projected
                               benefit obligations                         5,781            6,090            5,853
                             Actual return on assets                      (1,917)          (6,813)          (5,956)
                             Net amortization and deferral                (3,310)           1,678              400
                             Defined contribution and other plans            813              620              474
                                                                       ----------       ----------        ---------
                                                                        $  3,061         $  3,174          $ 2,006
                                                                       ==========       ==========        =========

The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated statement of financial position:
                                                 1994                                 1993
                                            STATUS OF PLANS                      STATUS OF PLANS
                                     -----------------------------        -----------------------------
 (In thousands)                         ASSETS           BENEFITS            ASSETS           BENEFITS
                                        EXCEED            EXCEED             EXCEED            EXCEED
                                       BENEFITS           ASSETS            BENEFITS           ASSETS
                                     -----------       -----------        ----------        -----------
 Actuarial present
   value of benefit
    obligations:
    Vested benefit
     obligations                      $   8,849         $  61,633          $ 14,126          $  60,959
                                     ===========       ===========        ==========        ===========
    Accumulated benefit
     obligations                      $   9,313         $  61,790          $ 15,243          $  62,792
                                     ===========       ===========        ==========        ===========
 Plan assets at fair
   value                              $  13,235         $  49,329          $ 20,000          $  43,313
 Projected benefit
   obligations                          (12,569)          (62,156)          (19,998)           (62,999)
                                     -----------       -----------        ----------        -----------
 Plan assets in excess
   of (less than)
   projected benefit
   obligations                              666           (12,827)                2            (19,686)
 Unrecognized prior service cost            (30)              346               233              1,048
 Unrecognized net
   liabilities due to
   changes in assumptions                 1,508            10,962             4,273             12,585
 Unrecognized initial
   net (asset) obligations                 (266)           (1,561)           (1,267)               473
 Minimum liability                                         (9,381)                             (13,899)
                                     -----------       -----------        ----------        -----------

 Pension assets
   (liabilities)                      $   1,878         $ (12,461)         $  3,241          $ (19,479)
                                     ===========       ===========        ==========        ===========

                                    - 22 -
L1773  (02/23/95)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D--PENSION PLANS--Continued

Accrued expenses and other liabilities include the current portion of pension liabilities of $4,487,000 and $4,665,000 in 1994 and 1993, respectively. The discount rates used in determining pension expense were 7.25%, 8.5% and 9% in 1994, 1993 and 1992, respectively. The discount rates used for funded status information were 8.0% in 1994 and 7.25% in 1993. The change in the discount rate had the effect of decreasing the accumulated benefit obligation approximately $4,800,000. This change will not have a material effect on future pension expense. The long-term rates of return on assets used in determining the funded status information were 9.5% in 1994 and 1993. Plan assets consist primarily of fixed income and equity securities including Company securities totalling $3,212,000. The salary progression assumptions used in determining the funded status information were 5% in each year.

NOTE E--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides health care and life insurance benefits for certain of its retired employees.

In 1992, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." Under SFAS No. 106, the Company is required to accrue the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. The Company previously expensed the cost of these benefits, which are primarily health care, as claims were paid.

The Company elected to recognize this change in accounting on the immediate recognition basis. The cumulative effect of adopting SFAS No. 106 was an increase in accrued postretirement benefits other than pensions and decrease in 1992 net earnings of $26,860,000.

The Company continues to fund these benefit costs on a pay-as-you-go basis, with the retiree, in most instances, paying a portion of the costs.




                                    - 23 -
L1773   (02/23/95)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS--Continued

Summary information for the Company's plans is as follows:

(In thousands)
                                                                       1994                   1993
                                                                 ---------------        --------------
  Accumulated Postretirement Benefit Obligation (APBO):
     Retirees                                                     $       17,036         $      19,164
     Active participants eligible to receive benefits                      2,134                 3,763
     Other active plan participants                                        5,561                 7,323
                                                                 ---------------        --------------
                                                                          24,731                30,250
     Unamortized (loss)                                                     (960)               (1,962)
                                                                 ---------------        --------------
                                                                          23,771                28,288
     Current portion                                                       2,100                 2,100
                                                                 ---------------        --------------
                                                                  $       21,671         $      26,188
                                                                 ===============        ==============


The decrease in APBO is principally due to the sale of the Midland Steel Products Division (see Note C). In addition, the Company remains contingently liable for postretirement benefits of certain businesses previously sold.

The components of periodic postretirement benefit cost reflected in continuing operations are as follows:

(In thousands)

                                                             1994               1993              1992
                                                        -------------       ------------     --------------
  Benefits earned                                        $        698        $       670      $         598
  Interest on postretirement benefit obligation                 1,806              2,073              2,022
                                                        -------------       ------------     --------------

                                                         $      2,504        $     2,743      $       2,620
                                                        =============       ============     ==============



The discount rate used in determining the APBO was 7.5% in 1994 and 1993. The assumed health care cost trend rate used in measuring the APBO was an average of 14% in 1994 and 1993, declining to an ultimate rate of 5.5% in 2007 and thereafter.

If the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1994 would increase by 9.2%. The effect of this change on periodic postretirement benefit cost for 1994 would be an increase of 11.2%, or approximately $280,000.




                                    - 24 -
L1773   (02/23/95)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F--NON-RECURRING CHARGES

In 1992, the Company recorded non-recurring charges of $4,602,000 ($.35 per share after tax effect). The majority of these costs are included in other long-term liabilities and represent provisions for the relocation of production lines, consolidation of plant capacity, and various other costs resulting from the Company's efforts to improve cost effectiveness and future profitability.

NOTE G--LITIGATION

In 1992, the present owner of property sold by the Company in 1978 filed a complaint against the Company seeking reimbursement for certain costs related to environmental remediation of the site. All but one of the claims have been dismissed. Management believes that the final resolution of this matter will not have a material adverse effect on the Company's consolidated financial position.

The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position.

NOTE H--PREFERRED AND PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at December 31, 1994.

The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value, which is part of purchase rights related to each outstanding common share. None of these shares were issued in 1994 or 1993. The right associated with each common share entitles its holder to purchase from the Company or acquiring company, one one-hundredth of a share of preference stock at a price of $47 which is subject to adjustment. The rights become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common shares or takes certain other actions. In any such event, a 15% or more owner is prohibited from exercising the rights. When exercisable, the rights entitle each holder to purchase, according to the agreement, either the Company's common shares or stock in the acquiring entity worth twice the value of the then applicable purchase price. Under certain circumstances, the Company has the authority to exchange each right for one common share without payment required. Unless otherwise extended, the Company may redeem the rights in their entirety, at a price of one cent per right, at any time until the tenth calendar day following any public announcement that beneficial ownership of 15% or more has occurred in the Company's common shares, or upon certain other events, including Board of Directors approval of a merger. The rights expire on September 7, 1998.




                                    - 25 -
L1773   (02/23/95)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE I--STOCK OPTIONS

Under the 1994 Nonemployee Directors Stock Option Plan, the Company is authorized to issue 60,000 non-qualified stock options. The options become exercisable one year after date of grant and expire at the end of ten years. Under the 1988 Incentive Equity Performance Plan, the Company is authorized to issue 1,150,000 incentive stock options (ISO's), non-qualified stock options, stock appreciation rights (SAR's), and restricted or deferred stock. Options generally become exercisable in part one year after date of grant and expire at the end of ten years. Options outstanding under the 1978 Non-Qualified Incentive Stock Option Plan have been granted for the purchase of common shares at prices ranging from $4.750 to $5.75 per share. No options are available for future grant under the 1978 Plan.

A summary of the option transactions follows:

                                                                            NUMBER OF SHARES
                                                                      ----------------------------
                                                                        1994               1993
                                                                      --------            --------
 Outstanding, beginning of year                                        659,400             500,900
 Granted at $5.563 to $6.75 per share                                  200,500             192,500
 Exercised at $2.125 to $7.19 per share                                (58,750)            (15,300)
 Expired/cancelled at $4.375 to $15.438 per share                      (74,850)            (18,700)
                                                                      --------            --------

 Outstanding, end of year at $3.88 to $12.938                          726,300             659,400
                                                                      ========            ========

 Exercisable, end of year                                              490,300             428,650
                                                                      ========            ========

At fiscal year end 1994, there were 431,900 options available for future grant.




                                    - 26 -
L1773   (02/23/95)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE J -- INCOME TAXES


There was no income tax expense or benefit recorded in 1994 or 1993. The Company provided an income tax benefit of $800,000 in 1992.

The Company has available net operating loss carryforwards totalling approximately $39 million which expire in the years 1999 to 2009. The Company also has available general business tax credit carryforwards of $2 million which expire through 2009, and alternative minimum tax credit carryforwards of approximately $1 million which may be carried forward indefinitely.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

 (In thousands)                                                              1994                    1993
                                                                         -------------           ------------
 Deferred tax assets:
    Net operating loss carryforwards                                  $        13,600          $      14,600
    Other accruals, credits and reserves                                       11,300                  9,500
    General business and alternative minimum tax credits                        2,900                  2,900
    Postretirement benefits other than pensions                                 8,300                  9,900
                                                                         -------------           ------------
                                                                               36,100                 36,900
    Less:  valuation allowance                                                (30,000)               (28,000)
                                                                         -------------           ------------
    Total net deferred tax assets                                               6,100                  8,900
 Deferred tax liabilities:
    Tax in excess of book depreciation                                          5,900                  8,200
    Pensions                                                                      200                    700
                                                                         -------------           ------------
    Total deferred tax liabilities                                              6,100                  8,900
                                                                         -------------           ------------
                                                                      $           -0-          $         -0-
                                                                         =============           ============




                                    - 27 -
L1773   (02/23/95)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE J -- INCOME TAXES -- Continued


The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

  (In thousands)
                                                         1994                1993                1992
                                                   --------------        ------------       ------------
  Tax expense (benefit) at statutory rates          $     (1,995)         $   (2,027)        $   (6,887)
  Adjustment due to:
     Effect of temporary differences                                                              3,738
     Alternative minimum tax                                                                      1,970
     Change in valuation allowance                         1,964               1,818
     Other                                                    31                 209                379
                                                   --------------        ------------       ------------

                                                    $         -0-         $       -0-        $     (800)
                                                   ==============        ============       ============


In 1994, 1993 and 1992, the Company received income tax refunds of $201,000, $1,626,000 and $1,618,000, respectively.


NOTE K--INDUSTRY SEGMENTS

With the completion of the sale of the Midland Steel Products Division (see Note C), the Company presently operates in one dominant industry segment. The Company is principally engaged in the manufacture and sale of thermoplastic conduit, enclosures, wiring devices and accessories for the construction, consumer, power, communications and waste water markets as well as fasteners for the aerospace engine and airframe markets.

In 1994, sales to a single customer totalled approximately 12%. No customer exceeded 10% of net sales in 1993 or 1992.




                                    - 28 -
L1773   (02/23/95)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)


NOTE L--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS--(UNAUDITED)






                                                  EARNINGS
                                                (LOSS) FROM        LOSS FROM         NET
                       NET          GROSS        CONTINUING       DISCONTINUED     EARNINGS
                      SALES         PROFIT       OPERATIONS        OPERATIONS       (LOSS)
                    ---------     ---------     -----------       -----------      --------
 Fiscal 1994:
  First quarter      $ 63,889      $ 10,267      $     (960)       $   (9,930)     $(10,890)
  Second quarter       74,655        14,016           2,019                           2,019
  Third quarter        79,048        14,161           2,110                           2,110
  Fourth quarter       70,053        13,325           1,087                           1,087
                    ---------     ---------     -----------       -----------      --------

 TOTALS              $287,645      $ 51,769      $    4,256        $   (9,930)     $ (5,674)
                    =========     =========     ===========       ===========      ========

 Fiscal 1993:

  First quarter      $ 57,692      $  8,942      $   (1,470)       $   (1,075)     $ (2,545)
  Second quarter       65,971        10,236            (547)             (127)         (674)
  Third quarter        70,537        10,990           1,409            (2,073)         (664)
  Fourth quarter       65,372         7,999          (2,509)              601        (1,908)
                    ---------     ---------     -----------       -----------      --------

 TOTALS              $259,572      $ 38,167      $   (3,117)       $   (2,674)     $ (5,791)
                    =========     =========     ===========       ===========      ========


                      EARNINGS         EARNINGS
                     (LOSS) PER       (LOSS) PER
                       COMMON           COMMON                                  MARKET PRICE
                     SHARE FROM       SHARE FROM         NET EARNINGS            PER COMMON
                     CONTINUING      DISCONTINUED         (LOSS) PER                SHARE
                     OPERATIONS       OPERATIONS         COMMON SHARE         HIGH         LOW
                    ------------      -----------       --------------       -------------------
 Fiscal 1994:
  First quarter      $      (.07)      $     (.75)       $        (.82)       $ 7-1/2  $  4-7/8
  Second quarter             .15                                   .15          8-1/2     6-1/8
  Third quarter              .16                                   .16          8-1/2     6-3/4
  Fourth quarter             .08                                   .08          7-1/4     5-1/4
                    ------------      -----------       --------------

 TOTALS              $       .32       $     (.75)       $        (.43)
                    ============      ===========       ==============

 Fiscal 1993:

  First quarter      $      (.11)      $     (.08)       $        (.19)       $ 6-1/2  $  5-1/2
  Second quarter            (.04)            (.01)                (.05)         5-7/8     4-3/4
  Third quarter              .11             (.16)                (.05)         5-1/2     4-5/8
  Fourth quarter            (.20)             .05                 (.15)         5-1/4     4-5/8
                    ------------      -----------       --------------

 TOTALS              $      (.24)      $     (.20)       $        (.44)
                    ============      ===========       ==============




                                    - 29 -
L1773   (02/23/95)

PART IV

The Lamson & Sessions Co. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)
- - - - ------------------------------------------------------------------------------------------------------------------------------------
                                                         BALANCE AT     CHARGED TO                                   BALANCE AT
                                                        BEGINNING OF     COSTS AND             DEDUCTIONS -            END OF
                        DESCRIPTION                        PERIOD        EXPENSES                DESCRIBE              PERIOD
- - - - ------------------------------------------------------------------------------------------------------------------------------------

- - - - ------------------------------------------------------------------------------------------------------------------------------------

 YEAR ENDED DECEMBER 31, 1994
 Allowances deducted from assets:
      Trade receivable allowances                       $       1,559  $        805         $            711   (B)  $      1,653
      Inventory obsolescence reserve                            1,703           464                    1,137   (C)         1,030
      Other Assets                                              3,452                                 (3,414)  (D)         6,866
 Accounts and loss reserves included in
 current and long-term liabilities                              3,027         8,950  (A)               4,068   (A)         7,909
- - - - ------------------------------------------------------------------------------------------------------------------------------------

 YEAR ENDED JANUARY 1, 1994
 Allowances deducted from assets:
      Trade receivable allowances                       $       1,861  $        872          $          1,174  (B)  $      1,559
      Inventory obsolescence reserve                            2,480           210                       987  (C)         1,703
      Other Assets                                              3,606                                     154              3,452
 Accounts and loss reserves included in
 current and long-term liabilities                              3,337                                     310              3,027
- - - - ------------------------------------------------------------------------------------------------------------------------------------

 YEAR ENDED JANUARY 2, 1993
 Allowances deducted from assets:
      Trade receivable allowances                       $       1,405  $      1,003         $            547   (B)  $      1,861
      Inventory obsolescence reserve                            1,534         2,031                    1,085   (C)         2,480
      Other Assets                                              2,991           600                      (15)              3,606
 Accounts and loss reserves included in
 current and long-term liabilities                              2,337         1,000  (A)                                   3,337
- - - - ------------------------------------------------------------------------------------------------------------------------------------

Note A - Provision for discontinued operations, costs relating to sales of businesses and non-recurring charges.
Note B - Principally write-off of uncollectible accounts and disputed items, net of recoveries.
Note C - Principally the disposal of obsolete inventory.
Note D - Adjustment to provisions for previously sold business.




                                    - 30 -
  L1773   (02/23/95)

REPORT OF INDEPENDENT AUDITORS
- - - - ------------------------------


Board of Directors and Shareholders
The Lamson & Sessions Co.




We have audited the accompanying consolidated statements of financial position of The Lamson & Sessions Co. and Subsidiaries as of December 31, 1994 and January 1, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at December 31, 1994 and January 1, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note E to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.





                               Ernst & Young LLP

Cleveland, Ohio

January 20, 1995




                                    - 31 -
L1773   (02/23/95)

                    STATEMENT OF MANAGEMENT'S RESPONSIBILITY
                    ----------------------------------------

We have prepared the financial statements and other financial information contained in this Annual Report.

The management of Lamson & Sessions is primarily responsible for the integrity of this financial information. The financial statements were prepared in accordance with generally accepted accounting principles and necessarily include certain amounts based on management's reasonable best estimates and judgments, giving due consideration to materiality. Financial information contained elsewhere in this annual report is consistent with that contained in the financial statements.

Management is responsible for establishing and maintaining a system of internal control designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived therefrom.

To meet management's responsibility for financial reporting, we have established internal control systems which we believe are adequate to provide reasonable assurance that our assets are protected from loss. These systems produce data used for the preparation of published financial information and provide for appropriate reporting relationships and division of responsibility. All significant systems and controls are reviewed periodically by our internal auditors in order to ensure compliance, and by our independent auditors to support their audit work. It is management's policy to implement a high proportion of recommendations resulting from these reviews.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets regularly with management, internal auditors, and our independent auditors to review accounting, auditing and financial matters.
Both the independent auditors and the internal auditors have free access to the Audit Committee, with or without management, to discuss the scope and results of their audits and the adequacy of the system of internal controls.




/s/ John B. Schulze
- - - - --------------------------------
John B. Schulze
Chairman of the Board, President and
Chief Executive Officer



/s/ James J. Abel
- - - - --------------------------------
James J. Abel
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer



                                    - 32 -
L1773   (02/23/95)

PART II

Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors

         The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 28, 1995 is hereby incorporated by reference.

(b)      Executive Officers - See Part I

(c)      Compliance with Section 16 (a) of the Exchange Act.

         The information set forth in the last paragraph under caption "Election of Directors" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 28, 1995 is hereby incorporated by reference.

Item 11. - EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 28, 1995 is hereby incorporated by reference.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Ownership of the Company's Common Shares," "Election of Directors" and "Security Ownership of Management" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 28, 1995 is hereby incorporated by reference.

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

None.


PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K




                                    - 33 -
L1773   (02/23/95)

(a)      The following documents are filed as part of this report:

         Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

1.     Financial Statements

       Consolidated Statement of Operations for Fiscal Years Ended 1994, 1993 and 1992.

       Consolidated Statement of Cash Flows for Fiscal Years Ended 1994, 1993 and 1992.

       Consolidated Statement of Financial Position at December 31, 1994 and January 1, 1994.

       Consolidated Statement of Shareholders' Equity for Fiscal Years Ended 1994, 1993 and 1992.

       Notes to Consolidated Financial Statements.

2.     Financial Statement Schedule

       Schedule II - Valuation and Qualifying Accounts and Reserves.


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.     Exhibits - Management Contracts and Compensatory Plans are identified
       with an asterisk     (*).

3(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 1,
          1989).

3(b)      Amended Code of Regulations of the Company filed herewith.

4(a) Specimen Certificate of Common Shares, without par value with Rights legend (incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 1, 1989).

4(b) Form of Indenture by and between the Company and AmeriTrust Company of New York, Trustee, pertaining to the 14% Senior Subordinated Notes due 1997 (incorporated by reference to Exhibit 4(j) to the Company's Registration Statement on Form S-2 (Registration No. 33-13574) filed with the Securities and Exchange Commission on June 12, 1987).




                                    - 34 -
L1773   (02/23/95)

   4(c) Supplemental Indenture by and between the Company and AmeriTrust Company of New York, Trustee, pertaining to 14% Senior Subordinated Notes due 1997 dated as of February 5, 1992 (incorporated by reference to Exhibit 4(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

   4(d) Form of 14% Senior Subordinated Note due 1997 (incorporated by reference to Exhibit 4(k) of the Company's Registration Statement on Form S-2 (Registration No. 33-13574) filed with the Securities and Exchange Commission on June 12, 1987).

   4(e) Form of Right Certificate (incorporated by reference to Exhibit 4(oo) to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 25, 1988).

   4(f) Amendment No. 1 to Rights Agreement dated as of February 14, 1990, by and between the Company and National City Bank (incorporated by reference to Exhibit 2.4 of the Company's Form 8 filed with the Securities and Exchange Commission on February 20, 1990).

   4(g) Rights Agreement, amended and restated as of February 14, 1990, by and between the Company and National City Bank (incorporated by reference to Exhibit 2.5 of the Company's Form 8 filed with the Securities and Exchange Commission on February 20, 1990).

   4(h) Loan Agreement dated as of February 13, 1992 among the Company, the Lenders party thereto from time to time, and General Electric Capital Corporation (incorporated by reference to Exhibit 4(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, the "GECC Loan Agreement").

   4(i) Letter of Credit Agreement dated as of February 13, 1992 by and between the Company and National City Bank (incorporated by reference to Exhibit 4(j) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

   4(j) Amendment No. 1 and Waiver dated February 11, 1993 to the GECC Loan Agreement (incorporated by reference to Exhibit 4(j) of the Company's Annual Report on Form 10-K for the year ended January 2, 1993).

* 10(a) 1988 Incentive Equity Performance Plan (as amended on September 22, 1988, February 23, 1989, and December 20, 1990 and April 24, 1992)
         (incorporated by reference to Exhibit 28 of the Company's Registration Statement, on Form S-8 and Form S-3 (Registration No. 33-54732) filed with the Securities and Exchange Commission on November 20, 1992).

* 10(b) Form of Three-Year Employment Agreement between the Company and certain executive officers filed herewith.

* 10(c) Form of Two-Year Employment Agreement between the Company and certain executive officers filed herewith.




                                    - 35 -
L1773   (02/23/95)

*  10(d)  Corporate Officers Incentive Compensation Plan filed herewith.

* 10(e) Form of Amended and Restated Supplemental Executive Retirement Agreement dated as of March 20, 1990 between the Company and certain of its executive officers (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

* 10(f) The Company's Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

* 10(g) Form of Indemnification Agreement between the Company and the Directors and certain officers filed herewith.

*  10(h)  The Company's Long Term Incentive Plan (incorporated by reference to
          Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1991).

* 10(i) Separation Agreement between the Company and Thomas M. Kostelnik, dated June 7, 1993 (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1993).

   10(j) Mortgage and Security Agreement, dated October 29, 1993, between The Lamson & Sessions Co. and PFL Life Insurance Company (incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended January 1, 1994).

   10(k) Asset Purchase Agreement between Iochpe-Maxion Ohio, Inc. and The Lamson & Sessions Co. dated as of May 4, 1994 (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated as of May 27, 1994).

* 10(l) Separation Agreement between The Lamson & Sessions Co. and Allan J. Zambie, dated July 31, 1994 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 1994).

   10(m) Amendment No. 2 and Consent, dated as of March 1, 1994, to the GECC Loan Agreement filed herewith.

   10(n) Amendment No. 3, dated as of March 31, 1994 to the GECC Loan Agreement filed herewith.

   10(o) Amendment No. 4 and Consent, dated as of May 15, 1994, to the GECC Loan Agreement filed herewith.

   10(p) Amendment No. 5, dated as of June 10, 1994, to the GECC Loan Agreement filed herewith.




                                    - 36 -
L1773   (02/23/95)

10(q) Amendment No. 6, dated as of September 30, 1994, to the GECC Loan Agreement filed herewith.

10(r) Amendment No. 7, dated as of January 31, 1995, to the GECC Loan Agreement filed herewith.

11        Computation of Earnings Per Common Share

21        Subsidiaries of the Registrant

23        Consent of Independent Accountants

24        Powers of Attorney

27        Financial Data Schedule (submitted for the SEC's information).

(b)       Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended December 31, 1994.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is included in Item 8.





                                    - 37 -
L1773   (02/23/95)

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on this 24th day of February 1995.



                     THE LAMSON & SESSIONS CO.


                  By    /s/ James J. Abel
                        ------------------------
                        James J. Abel
                        Executive Vice President, Secretary,
                        Treasurer and Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 1995.


      Signature                                                 Title
      ---------                                                 -----
/s/ John B. Schulze                                             Chairman of the Board, President
- - - - ------------------------------------                            and Chief Executive Officer
      John B. Schulze                                           (Principal Executive Officer)



/s/ James J. Abel                                               Executive Vice President, Secretary,
- - - - -----------------------------------                             Treasurer and Chief Financial Officer
      James J. Abel                                             (Principal Financial Officer and
                                                                Principal Accounting Officer)



/s/ Francis H. Beam, Jr.*                                       Director
- - - - -------------------------
      Francis H. Beam, Jr.


/s/ Leigh Carter*                                               Director
- - - - -------------------------
      Leigh Carter




                                    - 38 -
L1773   (02/23/95)

/s/ Martin J. Cleary*                                           Director
- - - - -------------------------
      Martin J. Cleary


/s/ John C. Dannemiller*                                        Director
- - - - -------------------------
      John C. Dannemiller


/s/ Russel B. Every*                                            Director
- - - - -------------------------
      Russel B. Every


/s/ George R. Hill*                                             Director
- - - - -------------------------
      George R. Hill


/s/ A. Malachi Mixon III*                                       Director
- - - - -------------------------
      A. Malachi Mixon III


/s/ Kevin O'Donnell*                                            Director
- - - - -------------------------
      Kevin O'Donnell


/s/ D. Van Skilling*                                            Director
- - - - -------------------------
      D. Van Skilling

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.




      February 24, 1995



By /s/ James J. Abel
   -----------------------------------
      James J. Abel, Attorney-in-fact




                                    - 39 -
L1773   (02/23/95)

                                               EXHIBIT INDEX

EXHIBIT NO.                                                                             PAGE
- - - - -----------                                                                             ----
3(a)       Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 1 to the Company's Registration Statement on
           Form 8-A filed with the Securities and Exchange Commission on June 1,
           1989).

3(b)       Amended Code of Regulations of the Company filed herewith.

4(a) Specimen Certificate of Common Shares, without par value with Rights legend (incorporated by reference to Exhibit 3 to the Company's
           Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 1, 1989).

4(b) Form of Indenture by and between the Company and AmeriTrust Company of New York, Trustee, pertaining to the 14% Senior Subordinated Notes due
           1997 (incorporated by reference to Exhibit 4(j) to the Company's
           Registration Statement on Form S-2 (Registration No. 33-13574) filed with the Securities and Exchange Commission on June 12, 1987).

4(c)       Supplemental Indenture by and between the Company and AmeriTrust Company of New York, Trustee, pertaining to 14% Senior Subordinated Notes due
           1997 dated as of February 5, 1992 (incorporated by reference to Exhibit
           4(c) of the Company's Annual Report on Form 10-K for the year ended December
           31, 1991).

4(d)       Form of 14% Senior Subordinated Note due 1997 (incorporated by reference to Exhibit 4(k) of the Company's Registration Statement on Form S-2
           (Registration No. 33-13574) filed with the Securities and Exchange Commission on June 12, 1987).

4(e)       Form of Right Certificate (incorporated by reference to Exhibit 4(oo) to the
           Company's Registration Statement on Form 8-A filed with the Securities and
           Exchange Commission on August 25, 1988).

4(f)       Amendment No. 1 to Rights Agreement dated as of February 14, 1990, by and between the Company and National City Bank (incorporated by reference to
           Exhibit 2.4 of the Company's Form 8 filed with the Securities and Exchange
           Commission on February 20, 1990).

4(g)       Rights Agreement, amended and restated as of February 14, 1990, by and between the Company and National City Bank (incorporated by reference to
           Exhibit 2.5 of the Company's Form 8 filed with the Securities and Exchange
           Commission on February 20, 1990).




                                    - 40 -
L1773   (02/23/95)

                                               EXHIBIT INDEX

EXHIBIT NO.                                                                     PAGE
- - - - -----------                                                                     ----
   4(h)    Loan Agreement dated as of February 13, 1992 among the Company, the Lenders party thereto from time to time, and General Electric
           Capital Corporation (incorporated by reference to Exhibit 4(i) of the Company's Annual Report on Form 10-K for the year ended December
           31, 1991, the "GECC Loan Agreement").

   4(i) Letter of Credit Agreement dated as of February 13, 1992 by and between the Company and National City Bank (incorporated by reference to Exhibit 4(j) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

   4(j)    Amendment No. 1 and Waiver dated February 11, 1993 to the GECC Loan
           Agreement (incorporated by reference to Exhibit 4(j) of the Company's
           Annual Report on Form 10-K for the year ended January 2, 1993).

* 10(a)    1988 Incentive Equity Performance Plan (as amended on September 22, 1988,
           February 23, 1989, December 20, 1990 and April 24, 1992) (incorporated by reference to Exhibit 28 of the Company's Registration Statement, on Form
           S-8 and Form S-3 (Registration No. 33-54732) filed with the Securities and
           Exchange Commission on November 20, 1992).

* 10(b) Form of Three-Year Employment Agreement between the Company and certain executive officers filed herewith.

* 10(c) Form of Two-Year Employment Agreement between the Company and certain executive officers filed herewith.

* 10(d)    Corporate Officers Incentive Compensation Plan filed herewith.

* 10(e)    Form of Amended and Restated Supplemental Executive Retirement Agreement
           dated as of March 20, 1990 between the Company and certain of its executive officers (incorporated by reference to Exhibit 10(g) to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1990).

* 10(f)    The Company's Deferred Compensation Plan for Nonemployee Directors
           (incorporated by reference to Exhibit 10(i) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1990).

* 10(g) Form of Indemnification Agreement between the Company and the Directors and certain officers filed herewith.




                                    - 41 -
L1773   (02/23/95)

                                               EXHIBIT INDEX

EXHIBIT NO.                                                                     PAGE
- - - - -----------                                                                     ----
* 10(h)  The Company's Long Term Incentive Plan (incorporated by reference to
         Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the
         period ended September 30, 1991).

* 10(i) Separation Agreement between the Company and Thomas M. Kostelnik, dated June 7, 1993 (incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended
         July 3, 1993).

  10(j)  Mortgage and Security Agreement, dated October 29, 1993, between
         The Lamson & Sessions Co. and PFL Life Insurance Company
         (incorporated herein by reference to Exhibit 10(j) to the Company's
         Annual Report on Form 10-K for the year ended January 1, 1994).

  10(k)  Asset Purchase Agreement between Iochpe-Maxion Ohio, Inc. and The
         Lamson & Sessions Co. dated as of May 4, 1994 (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated as of May 27, 1994).

* 10(l)  Separation Agreement between The Lamson & Sessions Co. and Allan J.
         Zambie, dated July 31, 1994 (incorporated by reference to Exhibit
         10 to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 1994).

  10(m)  Amendment No. 2 and Consent, dated as of March 1, 1994, to the GECC
         Loan Agreement filed herewith.

  10(n)  Amendment No. 3, dated as of March 31, 1994 to the GECC Loan
         Agreement filed herewith.

  10(o)  Amendment No. 4 and Consent, dated as of May 15, 1994, to the GECC
         Loan Agreement filed herewith.

  10(p)  Amendment No. 5, dated as of June 10, 1994, to the GECC Loan
         Agreement filed herewith.

  10(q)  Amendment No. 6, dated as of September 30, 1994, to the GECC Loan
         Agreement filed herewith.

  10(r)  Amendment No. 7, dated as of January 31, 1995, to the GECC Loan
         Agreement filed herewith.

  11     Computation of Earnings Per Common Share




                                    - 42 -
L1773   (02/23/95)

                                               EXHIBIT INDEX

EXHIBIT NO.                                                             PAGE
- - - - -----------                                                             ----
21        Subsidiaries of the Registrant

23        Consent of Independent Accountants

24        Powers of Attorney

27        Financial Data Schedule (Submitted for the SEC's information)




                                    - 43 -
L1773   (02/23/95)