Form 10-Q
period 1995-04-01
LAMSON & SESSIONS CO
filed 1995-05-15
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 F O R M  10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 1, 1995
                                       -------------
                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------    ----------
                         Commission File Number  1-313
                                                 -----
                  T H E  L A M S O N  &  S E S S I O N S  C O.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                           34-0349210
- --------------------------------               ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

        25701 Science Park Drive
            Cleveland, Ohio                                 44122-9803
- ---------------------------------------        ---------------------------------
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
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                           -------    -------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 1, 1995 the Registrant had outstanding 13,278,784 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands, except per share amounts.)

                                                                              First Quarter Ended
                                                                      ---------------------------------
                                                                          1995                  1994
                                                                      -------------        ------------
 Net sales                                                            $      68,402        $     63,889
 Cost of products sold                                                       56,103              53,622
                                                                      -------------        ------------

 GROSS MARGIN                                                                12,299              10,267

 Selling, general and
   administrative expenses                                                    9,803               9,678
                                                                      -------------        ------------

 OPERATING EARNINGS                                                           2,496                 589

 Interest                                                                     1,671               1,549
                                                                      -------------        ------------

 EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                     825             (   960)

 Loss on Discontinued Operations (Note C)                                                       ( 9,930)
                                                                      -------------        ------------

 NET EARNINGS (LOSS)                                                  $         825        $    (10,890)
                                                                      =============        ============

 EARNINGS (LOSS) PER COMMON SHARE
 --------------------------------

  Continuing Operations                                               $         .06        $       (.07)
  Discontinued Operations                                                                          (.75)
                                                                      -------------        ------------
                                                                      $         .06        $       (.82)
                                                                      =============        ============

 AVERAGE COMMON SHARES                                                       13,279              13,225
                                                                      =============        ============

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands)

                                                                              First                                   First
                                                                             Quarter                                 Quarter
                                                                              Ended             Year End              Ended
                                                                           --------------------------------------------------
                                                                              1995                1994                1994
                                                                           --------------------------------------------------
 ASSETS
 CURRENT ASSETS
    Cash                                                                   $      926          $    1,885         $       242
    Accounts receivable                                                        38,192              35,448              40,909
    Inventories:
      Finished goods and work-in-process                                       47,810              41,157              41,380
      Raw materials and supplies                                                5,450               5,048               3,619
                                                                           ----------          ----------         -----------
                                                                               53,260              46,205              44,999
    Prepaid expenses and other                                                  4,072               3,988               3,450
                                                                           ----------          ----------         -----------
 TOTAL CURRENT ASSETS                                                          96,450              87,526              89,600

 OTHER ASSETS                                                                   1,678               1,899               5,896
 NET ASSETS HELD FOR SALE (NOTE C)                                              3,742               3,742              16,529

 PROPERTY, PLANT AND EQUIPMENT                                                116,562             115,914             114,273
    Less allowances for depreciation and amortization                          64,175              61,935              56,832
                                                                           ----------          ----------         -----------
                                                                               52,387              53,979              57,441
                                                                           ----------          ----------         -----------
                                                                           $  154,257          $  147,146         $   169,466
                                                                           ==========          ==========         ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable                                                       $   26,199          $   17,354         $    23,787
    Accrued expenses and other liabilities                                     24,558              27,167              20,065
    Taxes                                                                       3,345               3,009               3,567
    Current maturities of long-term debt                                        4,502               4,502               3,121
                                                                           ----------          ----------         -----------
 TOTAL CURRENT LIABILITIES                                                     58,604              52,032              50,540

 LONG-TERM DEBT                                                                46,600              46,958              70,203

 POSTRETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES                       35,348              35,276              42,455


 SHAREHOLDERS' EQUITY
    Common shares                                                               1,328               1,328               1,323
    Other Capital                                                              72,679              72,679              72,448
    Retained earnings (deficit)                                               (51,903)            (52,728)            (57,944)
    Pension adjustment                                                        ( 8,399)            ( 8,399)             (9,559)
                                                                           ----------          ----------         -----------
                                                                               13,705              12,880               6,268
                                                                           ----------          ----------         -----------
                                                                           $  154,257          $  147,146         $   169,466
                                                                           ==========          ==========         ===========

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands)

                                                                                             First Quarter Ended
                                                                                          -------------------------
                                                                                            1995              1994
                                                                                          -------------------------
 OPERATING ACTIVITIES
    Net earnings (loss) from continuing operations                                        $    825         $ (  960)
    Adjustments to reconcile net earnings (loss) from continuing operations to cash used by continuing operations:
       Depreciation and amortization                                                         2,239            2,028
       Net change in working capital accounts:
         Accounts Receivable                                                                (2,744)          (6,180)
         Inventories                                                                        (7,055)          (1,651)
         Prepaid expenses and other                                                         (   84)           1,127
         Other current liabilities                                                           6,572            1,586
         Net change in other long-term items                                                   293              793
                                                                                          --------         --------
    Cash provided (used) by continuing operations                                               46           (3,257)

    Net earnings (loss) from discontinued operations                                                         (9,930)
       Change in net assets                                                                                   1,026
       Non-cash expenses                                                                                      4,800
                                                                                                           --------
    Cash used by discontinued operations                                                                     (4,104)
                                                                                          --------         --------

 CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                    46          (7,361)

 INVESTING ACTIVITIES
    Proceeds from sale of discontinued operation
    Purchases of property, plant and equipment                                              (  647)          (1,781)
                                                                                          --------         --------
 CASH USED BY INVESTING ACTIVITIES                                                          (  647)          (1,781)


 FINANCING ACTIVITIES
    Net change in secured credit agreement                                                     504            8,498
    Payments on long-term borrowing and capital lease obligations                           (  862)          (  339)
    Exercise of stock options                                                                                    37
                                                                                          --------         --------
 CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                               (  358)           8,196

 DECREASE IN CASH                                                                           (  959)          (  946)
 Cash at beginning of year                                                                   1,885            1,188
                                                                                          --------         --------

 CASH AT END OF THE PERIOD                                                                $    926         $    242
                                                                                          ========         ========

See Notes to Consolidated Financial Statements (Unaudited).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations have been included. Certain 1994 amounts have been reclassified to conform with 1995 classifications.


NOTE B - LITIGATION

In the first quarter of 1995, the Company settled the complaint seeking reimbursement for certain costs related to environmental remediation of property sold by the Company. The resolution of this matter did not have a material effect on the Company's consolidated financial position.


NOTE C - DISCONTINUED OPERATIONS

During the first quarter of 1994, the Company entered into a definitive agreement to sell substantially all of the assets and certain liabilities (including prospective pension and postretirement benefit obligations) of its Midland Steel Products Division for $16,430,000, resulting in a loss of $8,900,000 ($.67 per share) after related costs and expenses. Included in the loss on disposal is a curtailment loss of $1,140,000 related to net pension costs and a settlement gain of $650,000 related to postretirement benefits other than pensions. The Company believes adequate provision has been made for all contractual obligations, environmental costs, and other obligations retained in the sale of the division. Included in the prior year's loss from operations is interest of $1,836,000 allocated on the basis of the Company's incremental borrowing rate applied on the net proceeds from the sale. The assets held for sale at the end of 1994 are comprised of land and building pending final resolution of certain contractual conditions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

A continuing emphasis toward non-rigid pipe products contributed to a 7% increase in the first quarter 1995 revenues. Increased shipments coupled with 7% higher average selling prices for non-rigid pipe products provided a majority of the increased revenues in the core businesses. A 16% reduction in total rigid pipe shipments compared to 1994 combined with 22% higher average selling prices produced revenues approximately equal to the 1994 period. A stronger than expected 37% increase in 1995 revenues in the aerospace fastener unit also contributed to the first quarter improvement, although this is the Company's smallest operating unit.

MARGINS

With the improved product mix in the core businesses and strong control over manufacturing expenses, a 12% gain in gross profit margins to 18% was attained in 1995. The higher production levels and improved pricing in the aerospace fastener unit provided an improvement of 139% in gross profit margin compared to the same period a year ago.

EXPENSES

Selling, general and administrative expenses remained at 14% of net sales in both 1995 and 1994 after giving effect to the non- recurring earthquake expenses reflected in the year ago period. Increased promotional expenses and nominal salary increases were the primary reasons for the higher level of expenses. Reduced borrowing levels in the current period were offset with higher interest rates causing the overall increase in 1995 interest expense. Since there is no income against which net operating losses can be carried back, the company did not record any current tax benefit for the period. The Company does have net operating loss carryforwards which should reduce future income tax expense.

CASH FLOW LIQUIDITY AND CAPITAL RESOURCES

The company generated positive cash flow from operations with a profitable first quarter of 1995 compared to a prior period loss. Improved operating earnings and working capital management have combined to increase availability under the existing credit line which enhances the Company's liquidity position. Lower capital expenditures and lower revolver borrowings aided in further debt reduction from year-end levels. Continued profitable operations and reduced inventory levels should provide the necessary cash flow from operations to fund capital expenditures and debt reduction through the balance of the year.

OUTLOOK

Although overall construction spending is projecting lower growth than the prior year, we believe the core businesses serve markets where the greatest opportunity for growth occurs. The aerospace fastener unit's improved operating results have heightened the expressions of interest in this business which may facilitate the possible sale of the unit in this year.

PART II

ITEM 1 - LEGAL PROCEEDINGS

The action filed against the Company on January 14, 1992, as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, was settled on March 15, 1995 with no material effect on the Company's financial position.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits.

                     (27) - Financial Data Schedule

              (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended April 1, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          THE LAMSON & SESSIONS CO.
                          -------------------------
                                 (Registrant)




DATE:   May 12, 1995                 By /s/          James J. Abel
      ---------------                   -------------------------------------
                                                     James J. Abel
                                        Executive Vice President, Secretary,
                                        Treasurer and Chief Financial Officer