Form 10-Q
period 1995-07-01
LAMSON & SESSIONS CO
filed 1995-08-15
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 F O R M  10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 1, 1995
                                       ------------
                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                         Commission File Number  1-313
                                                 -----
                 T H E  L A M S O N  &  S E S S I O N S  C O.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                  Ohio                                   34-0349210
  -----------------------------------        --------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

        25701 Science Park Drive
             Cleveland, Ohio                             44122-9803
 ----------------------------------------    --------------------------------
 (Address of principal executive offices)                (Zip Code)

                                 216/464-3400
           -------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
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

As of July 31, 1995 the Registrant had outstanding 13,291,751 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS.)
                                                                      SECOND QUARTER ENDED                  FIRST HALF ENDED
                                                                   --------------------------         ---------------------------
                                                                      1995             1994              1995              1994
---------------------------------------------------------------------------          --------         ---------         ---------
 NET SALES                                                         $ 75,466          $ 74,655         $ 143,868         $ 138,544
 COST OF PRODUCTS SOLD                                               60,145            60,639           116,248           114,261
                                                                   --------          --------         ---------         ---------

 GROSS MARGIN                                                        15,321            14,016            27,620            24,283


 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                           11,074            10,356            20,877            20,034
                                                                   --------          --------         ---------         ---------

 OPERATING EARNINGS                                                   4,247             3,660             6,743             4,249
 INTEREST                                                             1,736             1,641             3,407             3,190
                                                                   --------          --------         ---------         ---------

 EARNINGS FROM CONTINUING OPERATIONS                                  2,511             2,019             3,336             1,059

 LOSS ON DISCONTINUED OPERATIONS (NOTE C)                                                                                  (9,930)
                                                                   --------          --------         ---------         ---------

 NET EARNINGS (LOSS)
                                                                   $  2,511          $  2,019         $   3,336         $  (8,871)
                                                                   ========          ========         =========         =========

 EARNINGS (LOSS) PER COMMON SHARE
 --------------------------------

  CONTINUING OPERATIONS                                            $    .19          $    .15         $     .25         $     .08
  DISCONTINUED OPERATIONS                                                                                                    (.75)
                                                                   --------          --------         ---------         ---------
                                                                   $    .19          $    .15         $     .25         $    (.67)
                                                                   ========          ========         =========         =========

 AVERAGE COMMON SHARES                                               13,290            13,231            13,284            13,228
                                                                   ========          ========         =========         =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)
                                                                            FIRST HALF                              FIRST HALF
                                                                              ENDED              YEAR END             ENDED
                                                                           --------------------------------------------------
                                                                               1995                1994                1994
                                                                           --------------------------------------------------
 ASSETS
 CURRENT ASSETS
    Cash                                                                   $     1,475         $     1,885         $      998
    Accounts receivable                                                         44,445              35,448             44,832
    Inventories:
      Finished goods and work-in-process                                        46,624              41,157             40,778
      Raw materials and supplies                                                 5,826               5,048              4,069
                                                                           -----------         -----------         ----------
                                                                                52,450              46,205             44,847
    Prepaid expenses and other                                                   3,656               3,988              3,613
                                                                           -----------         -----------         ----------
 TOTAL CURRENT ASSETS                                                          102,026              87,526             94,290

 OTHER ASSETS                                                                    2,239               1,899              6,071
 NET ASSETS HELD FOR SALE (NOTE C)                                                                   3,742              3,742

 PROPERTY, PLANT AND EQUIPMENT                                                 117,108             115,914            113,164
    Less allowances for depreciation and amortization                           65,333              61,935             57,589
                                                                           -----------         -----------         ----------
                                                                                51,775              53,979             55,575
                                                                           -----------         -----------         ----------
                                                                           $   156,040         $   147,146         $  159,678
                                                                           ===========         ===========         ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable                                                       $    21,449         $    17,354         $   21,863
    Accrued expenses and other liabilities                                      24,364              27,167             23,830
    Taxes                                                                        3,772               3,009              2,506
    Current maturities of long-term debt                                         3,767               4,502              3,005
                                                                           -----------         -----------         ----------
 TOTAL CURRENT LIABILITIES                                                      53,352              52,032             51,204

 LONG-TERM DEBT                                                                 50,944              46,958             56,157

 POSTRETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES                        35,462              35,276             44,062


 SHAREHOLDERS' EQUITY
    Common shares                                                                1,329               1,328              1,324
    Other Capital                                                               72,744              72,679             72,505
    Retained earnings (deficit)                                                (49,392)            (52,728)           (55,925)
    Pension adjustment                                                          (8,399)             (8,399)            (9,649)
                                                                           -----------         -----------         ----------
                                                                                16,282              12,880              8,255
                                                                           -----------         -----------         ----------
                                                                           $   156,040         $   147,146         $  159,678
                                                                           ===========         ===========         ==========

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands)
                                                                                         FIRST HALF ENDED
                                                                                    --------------------------
                                                                                      1995              1994
                                                                                    --------         ---------
 OPERATING ACTIVITIES
    Net earnings (loss) from continuing operations                                  $  3,336         $   1,059
    Adjustments to reconcile net earnings (loss) from continuing operations to cash used by continuing operations:
       Depreciation and amortization                                                   4,407             4,182
       Net change in working capital accounts:
         Accounts Receivable                                                          (8,997)          (10,103)
         Inventories                                                                  (6,245)           (1,499)
         Prepaid expenses and other                                                      332               964
         Other current liabilities                                                     2,055             2,366
         Net change in other long-term items                                                               566
                                                                                    --------         ---------
    Cash used by continuing operations                                                (5,112)           (2,465)

    Net earnings (loss) from discontinued operations                                                    (9,930)
       Change in net assets                                                            3,742            (2,186)
       Non-cash expenses                                                                                 5,253
                                                                                    --------         ---------
    Cash used by discontinued operations                                               3,742            (6,863)
                                                                                    --------         ---------


 CASH USED BY OPERATING ACTIVITIES                                                    (1,370)           (9,328)

 INVESTING ACTIVITIES
    Proceeds from sale of discontinued operation                                                        18,077
    Purchases of property, plant and equipment                                        (2,357)           (3,031)
                                                                                    --------         ---------
 CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                         (2,357)           15,046


 FINANCING ACTIVITIES
    Net change in secured credit agreement                                             4,917            12,464
    Payments on long-term borrowing and capital lease obligations                     (1,666)          (18,467)
    Exercise of stock options                                                             66                95
                                                                                    --------         ---------
 CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                          3,317            (5,908)

 (DECREASE) INCREASE IN CASH                                                            (410)             (190)
 Cash at beginning of year                                                             1,885             1,188
                                                                                    --------         ---------

 CASH AT END OF THE PERIOD                                                          $  1,475         $     998
                                                                                    ========         =========

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES
Revenues improved 4% in the first half with a modest 1% increase in the second quarter. In both the first half and second quarter, reductions of 11% and 7% respectively, on rigid pipe shipments in the core businesses were coupled with higher selling prices resulting in the revenue improvement. The aerospace fastener unit had increased revenue in the first half and second quarter of 25% and 16%, respectively, contributing to the revenue increases.

MARGINS
Improved selling prices, better product mix and strong cost controls over manufacturing expense in the first half and second quarter of 1995 provided a 2% and 3% improvement in gross profit margins to 20% and 21% in the first half and second quarter, respectively, compared to the same periods a year ago in the core businesses. Higher production levels and improved product mix and pricing in the aerospace fastener unit provided improvements of 160% and 207% in gross profit margins in the first half and second quarter, respectively, compared to the 1994 periods.

EXPENSES
Selling, general and administrative expenses increased nominally in the first half and second quarter of 1995 over the 1994 levels. Increased promotional expenses and salary increases in both periods were the primary reasons for the higher expense levels. Lower borrowing levels in the 1995 periods were offset with higher interest rates causing the overall increase in 1995 interest expense. Since there is no income against which net operating losses can be carried back, the Company did not record any current tax benefit for the period. The Company does have net operating loss carryforwards which should reduce future income tax expense.

CASH FLOW LIQUIDITY AND CAPITAL RESOURCES
The Company's increased investment in working capital in the first half of 1995 generated higher use of cash from continuing operations. Effective July 1, 1995, the Company restructured its $65 million credit facility substantially reducing its annual interest costs and relaxing several restrictions relating to acquisitions, distributions, equity issuance, capital spending and financial reporting. Several borrowing options are available and additional interest savings can be generated with lower interest rates if certain specific performance goals are met. The restructured credit facility substantially improves the Company's liquidity and when coupled with reduced working capital needs will provide the necessary cash flow from operations to fund capital expenditures and debt reduction through the balance of the year.

OUTLOOK
The Company expects stronger demand in the second half of the year based on the order patterns being experienced in all of its core businesses. As this pattern of activity continues, the Company anticipates the strengthening of margins which will result in meeting the consensus of analysts' earnings estimates for the year.

The combination of improved earnings and the recently announced restructuring of the Company's credit facility will result in stronger liquidity, lower debt level and interest expense over the remainder of the year.

PART II

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 1995, the Company held its Annual Meeting of Shareholders. At the meeting, 12,233,433 common shares (92.13% of the common shares outstanding) were voted. The following directors in Classes I and II received the votes indicated next to their names:

                                   CLASS I                                                        WITHHELD
                                                                            FOR                   AUTHORITY
                                  ---------------------                 ------------             -----------
                                   Francis H. Beam, Jr.                  12,135,725                97,708
                                   Martin J. Cleary                      12,136,545                96,888
                                   D. Van Skilling                       12,135,152                98,281

                                   CLASS II
                                  ---------------------
                                   John C. Dannemiller                   12,130,066                103,367


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits.


                     10(g) Amended and Restated Loan Agreement dated as of July 1, 1995 by and between the Company and General Electric Capital Corporation.

                     27       Financial Data Schedule

           (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended July 1, 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           THE LAMSON & SESSIONS CO.
                           -------------------------
                                  (Registrant)




DATE:   August 14, 1995                         By /s/ James J. Abel
       ------------------                          ---------------------------
                                                        James J. Abel
                                                   Executive Vice President,
                                                   Secretary, Treasurer and
                                                   Chief Financial Officer