Form 10-Q
period 1995-09-30
LAMSON & SESSIONS CO
filed 1995-11-14
CIK 57497

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                F O R M  10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995
                                       ------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------    ----------

                        Commission File Number  1-313

                 T H E  L A M S O N  &  S E S S I O N S  C O.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Ohio                                             34-0349210
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

      25701 Science Park Drive
          Cleveland, Ohio                                 44122-9803
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 216/464-3400
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               -------     -------

                     APPLICABLE ONLY TO ISSUERS INVOLVED
                       IN BANKRUPTCY PROCEEDINGS DURING
                          THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes          No
                           -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 31, 1995 the Registrant had outstanding 13,291,751 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands, except per share amounts.)

                                                                       Third Quarter Ended                 Nine Months Ended
                                                                 ------------------------------     -------------------------------
                                                                      1995             1994              1995              1994
------------------------------------------------------------------------------     ------------     -------------     -------------
 Net sales                                                         $ 85,716          $ 79,048         $ 229,584         $ 217,592
 Cost of products sold                                               68,989            64,887           185,237           179,148
                                                                 -------------     -------------    -------------     -------------

 GROSS MARGIN                                                        16,727            14,161            44,347            38,444


 Selling, general and
   administrative expenses                                           11,847            10,267            32,724            30,301
                                                                 -------------     -------------    -------------     -------------

 OPERATING EARNINGS                                                   4,880             3,894            11,623             8,143

 Interest                                                             1,528             1,784             4,935             4,974
                                                                 -------------     -------------    -------------     -------------

 EARNINGS FROM CONTINUING OPERATIONS                                  3,352             2,110             6,688             3,169

 Loss on Discontinued Operations (Note C)                                                                                  (9,930)
                                                                 -------------     -------------    -------------     -------------
 NET EARNINGS (LOSS)
                                                                   $  3,352          $  2,110         $   6,688         $  (6,761)
                                                                 =============     =============    =============     =============
 EARNINGS (LOSS) PER COMMON SHARE
 --------------------------------

  Continuing Operations                                            $    .25          $    .16         $     .50         $     .24
  Discontinued Operations                                                                                                    (.75)
                                                                 -------------     -------------    -------------     -------------
                                                                   $    .25          $    .16         $     .50         $    (.51)
                                                                 =============     =============    =============     =============

 AVERAGE COMMON SHARES                                                13,292            13,238           13,287            13,232
                                                                 =============     =============    =============     =============

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands)
                                                                              Nine                                     Nine
                                                                             Months                                   Months
                                                                             Ended              Year End              Ended
                                                                         ------------------------------------------------------
                                                                              1995                1994                 1994
                                                                         ------------------------------------------------------
 ASSETS
 CURRENT ASSETS
    Cash                                                                  $     1,584         $      1,885         $    1,299
    Accounts receivable                                                        46,614               35,448             46,112
    Inventories:
      Finished goods and work-in-process                                       38,753               41,157             41,879
      Raw materials and supplies                                                7,123                5,048              5,279
                                                                         --------------       --------------     --------------
                                                                               45,876               46,205             47,158
    Prepaid expenses and other                                                  4,196                3,988              2,677
                                                                         --------------       --------------     --------------
 TOTAL CURRENT ASSETS                                                          98,270               87,526             97,246

 OTHER ASSETS                                                                   3,067                1,899              6,905
 NET ASSETS HELD FOR SALE (NOTE C)                                                                   3,742              3,742

 PROPERTY, PLANT AND EQUIPMENT                                                118,625              115,914            114,235
    Less allowances for depreciation and amortization                          66,992               61,935             59,780
                                                                         --------------       --------------     --------------
                                                                               51,633               53,979             54,455
                                                                         --------------       --------------     --------------
                                                                          $   152,970         $    147,146         $  162,348
                                                                         ==============       ==============     ==============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable                                                      $    22,825         $     17,354         $   27,909
    Accrued expenses and other liabilities                                     26,386               27,167             26,669
    Taxes                                                                       2,985                3,009              3,516
    Current maturities of long-term debt                                        3,767                4,502              3,005
                                                                         --------------       --------------     --------------
 TOTAL CURRENT LIABILITIES                                                     55,963               52,032             61,099

 LONG-TERM DEBT                                                                41,639               46,958             49,143

 POSTRETIREMENT BENEFITS AND OTHER LONG-TERM                                   35,734               35,276             41,741
 LIABILITIES

 SHAREHOLDERS' EQUITY
    Common shares                                                               1,329                1,328              1,324
    Other Capital                                                              72,744               72,679             72,505
    Retained earnings (deficit)                                               (46,040)             (52,728)           (53,815)
    Pension adjustment                                                         (8,399)              (8,399)            (9,649)
                                                                         --------------       --------------     --------------
                                                                               19,634               12,880             10,365
                                                                         --------------       --------------     --------------
                                                                          $   152,970         $    147,146         $  162,348
                                                                         ==============       ==============     ==============

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands)
                                                                                          Nine Months Ended
                                                                                  -------------------------------
                                                                                       1995              1994
                                                                                  -------------     -------------
 OPERATING ACTIVITIES
    Net earnings (loss) from continuing operations                                  $   6,688          $  3,169
    Adjustments to reconcile net earnings (loss) from continuing operations to cash provided by continuing operations:
       Depreciation and amortization                                                    6,621             6,327
       Net change in working capital accounts:
         Accounts Receivable                                                          (11,166)          (11,383)
         Inventories                                                                      329            (3,810)
         Prepaid expenses and other                                                      (208)            1,900
         Other current liabilities                                                      4,666            10,984
         Net change in other long-term items                                             (482)             (700)
                                                                                  -------------     -------------
    Cash provided by continuing operations                                               6,448            6,487

    Net earnings (loss) from discontinued operations                                                     (9,930)
       Change in net assets                                                              3,742           (2,399)
       Non-cash expenses                                                                                  4,903
                                                                                  -------------     -------------
    Cash provided (used) by discontinued operations                                      3,742           (7,426)
                                                                                  -------------     -------------

 CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                           10,190             (939)

 INVESTING ACTIVITIES
    Proceeds from sale of discontinued operation                                                         18,077
    Purchases of property, plant and equipment                                         (4,503)           (4,105)
                                                                                  -------------     -------------
 CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                          (4,503)           13,972


 FINANCING ACTIVITIES
    Net change in secured credit agreement                                             (2,953)            6,674
    Payments on long-term borrowing and capital lease obligations                      (3,101)          (19,691)
    Exercise of stock options                                                              66                95
                                                                                  -------------     -------------
 CASH USED BY FINANCING ACTIVITIES                                                     (5,988)          (12,922)

 (DECREASE) INCREASE IN CASH                                                             (301)              111
 Cash at beginning of year                                                              1,885             1,188
                                                                                  -------------     -------------

 CASH AT END OF THE PERIOD                                                          $   1,584          $  1,299
                                                                                  =============     =============

See Notes to Consolidated Financial Statements (Unaudited)

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


NOTE C - DISCONTINUED OPERATIONS

During the first quarter of 1994, the Company entered into a definitive agreement to sell substantially all of the assets and certain liabilities (including prospective pension and postretirement benefit obligations) of its Midland Steel Products Division for $16,430,000, resulting in a loss of $8,900,000 ($.67 per share) after related costs and expenses. Included in the loss on disposal is a curtailment loss of $1,140,000 related to net pension costs and a settlement gain of $650,000 related to postretirement benefits other than pensions. The Company believes adequate provision has been made for all contractual obligations, environmental costs, and other obligations retained in the sale of the division. Included in the prior year's loss from operations is interest of $1,836,000 allocated on the basis of the Company's incremental borrowing rate applied on the net proceeds from the sale. The assets held for sale at the end of 1994 are comprised of land and building pending final resolution of certain contractual conditions. Upon completion of the contractual conditions, these assets were sold in the second quarter of 1995, and the results were reflected in operating activities from discontinued operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Revenue grew 5.5% in the nine months ended and 8% in the third quarter over the comparable periods of the prior year. Improved demand in the Company's core businesses, supplemented by a favorable product mix, contributed to the higher average selling prices and resulted in increased revenues. The aerospace fastener unit had increased revenue in the nine months ended and third quarter of 21% and 16% respectively, contributing to the overall revenue increase.

MARGINS

Improved selling prices, better product mix, and to a lesser extent, reduced manufacturing costs in the nine months ended and third quarter of 1995 provided 4% and 6% improvement in gross margins to 19% and 20% compared to the same periods a year ago. The higher production levels and improved pricing in the aerospace fastener unit provided improved gross profit margins in the nine months ended and third quarter of 1995 compared to the 1994 periods.

EXPENSES

Selling, general and administrative expenses were higher in the 1995 periods over 1994 levels. Increased promotional expenses, commissions and nominal salary increases in the nine months ended, along with staffing relocations and training costs in the third quarter of 1995, were the primary reasons for the higher expense levels. The restructured credit facility provided lower interest rates in the third quarter and coupled with lower average borrowings, reduced interest costs in the 1995 periods. Since there is no income against which net operating losses can be carried back, the Company did not record any current tax benefit for the period. The Company does have net operating loss carryforwards which should reduce future income tax expense.

CASH FLOW LIQUIDITY AND CAPITAL RESOURCES

The Company's improved earnings and reduced investment in working capital items generated cash flow from operations in 1995 over the prior year. Additionally, the earnings growth in 1995 reduced long term debt and the total debt-to-equity ratio strengthening the Company's balance sheet and liquidity. Reduced working capital needs for the remainder of the year, coupled with improved flexibility under the restructured credit facility should provide adequate cash flow from operations to fund capital expenditures and debt reduction through the balance of the year.

OUTLOOK

The Company anticipates continued strength in orders and shipments for the balance of the year. Although cautious consumer spending, moderating general construction activity and the downward trend in PVC resin prices may result in very nominal to flat revenue growth in the Company's core businesses, the Company still anticipates achieving earnings in line with analysts' expectations.

The Company sold its aerospace fastener unit for cash effective November 7, 1995. The proceeds will be used to further reduce debt and the sale is not expected to have a significant effect on earnings, but will result in lower total revenues in the fourth quarter compared to last year. The financial impact of this transaction will be reported as part of the Company's fourth quarter results.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


This improved liquidity combined with lower debt levels and interest expense will contribute to the overall results. Liquidity will improve further as solid operating earnings and reduced working capital needs will offset higher capital spending and result in a moderate decline in the level of debt.


PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits.

                   27. Financial Data Schedule


         (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          THE LAMSON & SESSIONS CO.
                          -------------------------
                                 (Registrant)




DATE:   November 14, 1995      By /s/           James J. Abel
     -----------------------      ---------------------------------------------
                                            James J. Abel
                                  Executive Vice President, Secretary, Treasurer
                                    and Chief Financial Officer