Form 10-K
period 1995-12-30
LAMSON & SESSIONS CO
filed 1996-03-12
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 30, 1995

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         Commission File Number  1-313


                  T H E  L A M S O N  &  S E S S I O N S  C O.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Ohio                                             34-0349210
---------------------------------            ----------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

    25701 Science Park Drive
      Cleveland, Ohio                                   44122-7313
---------------------------------            ----------------------------------
(Address of principal executive offices)                (Zip Code)

                                  216/464-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on which
       Title of each class                               registered
------------------------------------     --------------------------------------

 Common Shares, without par value                  New York Stock Exchange
------------------------------------     --------------------------------------

                                                   Pacific Stock Exchange
------------------------------------     --------------------------------------

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

The aggregate market value of the voting stock held as of February 1, 1996 by non-affiliates of the registrant: $109,596,068.

As of February 1, 1996 the Registrant had outstanding 13,291,751 common shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
Item 1. - BUSINESS

The Lamson & Sessions Co. ("Company"), founded in 1866, is a diversified manufacturer and supplier of a broad line of thermoplastic electrical, telecommunications and fluid drainage products for major domestic markets. The markets for thermoplastic conduit, related fittings and accessories, wiring devices and sewer pipe include: the construction, utility and telecommunications industries; municipalities, other government agencies, and contractors; and do-it-yourself home remodelers.

In November 1995, the Company completed the sale of its Valley-Todeco division which was engaged in the manufacture and sale of fasteners serving the aerospace industry. (Refer to Note J to the Consolidated Financial Statements.) Proceeds from the sale were utilized to reduce debt.

PRINCIPAL PRODUCTS AND MARKETS

The Company is engaged in the manufacture and distribution of a broad line of thermoplastic electrical, telecommunication and engineered sewer products. In addition, the Company distributes a wide variety of consumer electrical wiring devices.

All of the Company's thermoplastic products compete with and serve as substitutes for similar metallic products, and its engineered sewer pipe products compete with and serve as substitutes for clay, concrete, ductile iron, asbestos cement and polyethylene products. The Company's thermoplastic products offer several advantages over these other products. Specifically, nonmetallic electrical conduit and related fittings and accessories are generally less expensive, lighter and easier to install than metallic products. Furthermore, thermoplastic conduit does not rust, corrode or conduct electricity. Thermoplastic sewer pipe weighs less than substitute products, is easier and more economical to install, does not degenerate due to sewer gases as do some competing products, and eliminates avoidable problems which can be caused by infiltration and exfiltration.

Four markets are served, each of which has unique product and marketing requirements. These markets are: (i) Industrial, Residential, Commercial and Utility Construction (served by Carlon Electrical Products, "Electrical") -- contractors engaged in the installation of electrical systems in industrial, residential and commercial construction, and electric power utility projects; original equipment manufacturers who use components as subassemblies for their own products; and industrial companies who maintain or repair their own facilities; (ii) Consumer (served by Lamson Home Products, "Home") -- retail consumers of electrical products who perform "do-it-yourself" home repairs; and small electrical contractors; (iii) Telecommunications (served by Carlon Telecom Systems, "Telecom") -- cable TV, telephone and telecommunications companies; and (iv) Engineered Sewer Products (served by Lamson Vylon Pipe, "Vylon") -- various government and private builders of sewer and drainage systems.

A breakdown of revenues as a percent of net sales related to significant classes of product by major market segment for 1995, 1994 and 1993, respectively is as follows:


                                       1995                                1994                                    1993
                          ------------------------------      -------------------------------          -----------------------------
(In thousands)

Industrial, Residential,
Commercial & Utility
Construction               $   151,701          51%            $   149,863           52%                $    141,210         55%

Telecommunications              55,456          19%                 44,603           16%                      39,123         15%

Consumer                        51,213          17%                 49,463           17%                      40,754         16%

Engineered Sewer
Products                        21,846           7%                 24,878            9%                      21,744         8%

Aerospace Fastener              18,950           6%                 18,838            6%                      16,741         6%
                          -------------     ------------      -------------      ------------          --------------    -----------
                           $   299,166          100%           $   287,645           100%               $    259,572        100%
                          =============     ============      =============      ============          ==============    ===========


The following summarizes the principal products used in each of the four markets:

INDUSTRIAL, RESIDENTIAL, COMMERCIAL AND UTILITY CONSTRUCTION. The principal products sold to this market include rigid conduit, flexible electrical nonmetallic tubing, fittings and accessories, outlet boxes, and other products. Other products in this market also include thermoplastic spirally extruded liquidtight conduit, which is used by industrial companies and original equipment manufacturers requiring a watertight housing for electrical cable, and a broad line of industrial nonmetallic enclosures comprised of molded, non-corrosive boxes designed to enclose and protect devices such as electrical controls, switches and industrial control panels.

TELECOMMUNICATIONS. The products included in this market are traditional smooth wall communication duct and spacers used by telecommunication and CATV industries to house telecommunications cable, multi-cell duct systems designed to protect underground fiber optic cables and allow future cabling expansion, and flexible conduit used inside buildings to protect communications cable.

CONSUMER. The products included in this market are products such as light dimmers, fan speed controls, touch controls, door chimes, motion sensors and home security systems. In addition, the Company supplies this market with products such as outlet boxes, electrical conduit, liquidtight conduit and electrical fittings.

ENGINEERED SEWER PRODUCTS. Principal products utilized by this market include closed profile engineered sewer pipe used for direct burial and sliplining as well as traditional solid wall sewer and drain pipe used in residential construction of sanitary drainage systems, sewer main and highway underdrain available in diameters ranging from 4 to 48 inches.

COMPETITION

Each of the four markets in which the Company is presently operating is highly competitive based on service, price and quality. Most of the competitors are either national or smaller regional manufacturers who compete with limited product offerings. Unlike a majority of the Company's competitors, the Company manufactures a broad line of thermoplastic products, complementary fittings and accessories, thus enabling it to offer its customers complete and integrated systems. The company believes that its products will continue to compete favorably. However, certain of the Company's competitors have greater financial resources than the Company, which could adversely affect the Company through price competition strategies.

DISTRIBUTION

The Company distributes its products through a nationwide network of more than 175 manufacturers' representatives. Currently, 10 of these manufacturers' representatives inventory the Company's products. The Company has reduced the number of these inventory locations and has developed its own strategically located distribution centers.

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

SEASONAL FACTORS

The Company's four business units experience seasonality caused principally by a decrease in construction activity during the winter months. They are subject also to the economic cycles affecting the construction industry.

MAJOR CUSTOMERS

Sales to Affiliated Distributors, a buying group not otherwise affiliated with the Company, totalled approximately 12% of net sales in 1995 and 1994. No customer exceeded 10% of net sales in 1993.

BACKLOG

Due to the nature of the Company's business, orders are generally filled within several weeks of order date. Therefore, statistics relative to order backlog are not indicative of the status of the Company's business at any point in time.


RESEARCH AND DEVELOPMENT

The Company is engaged in an aggressive new product development program in an effort to introduce innovative applications for thermoplastic and consumer electrical products. The Company maintains a separate research and development center in Cleveland, Ohio to facilitate the introduction of value-added products and improved manufacturing processes. The Company sponsored research and development activity totalled $3.7 million, $3.4 million and $3.2 million in 1995, 1994 and 1993, respectively.

ENVIRONMENTAL REGULATIONS

The Company believes that its current operations and its use of property, plant and equipment conform in all material respects to applicable environmental laws and regulations presently in effect (Refer to Note C to the Consolidated Financial Statements). The Company has facilities at numerous geographic locations, which are subject to a range of federal, state and local environmental laws and regulations. Compliance with these laws has, and will, require expenditures on a continuing basis.

EMPLOYEES

At fiscal years ended, the Company had the following employees:

         1995                     1994                    1993
         ----                     ----                    ----
        1,048                    1,325                   1,425


FOREIGN OPERATIONS

The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 2% of consolidated net sales in 1995 and 1% in each of the two prior fiscal years and were made principally to countries in North America.

Item 2. - PROPERTIES

The Company owns or leases manufacturing and distribution facilities which are suitable and adequate for the production and marketing of its products. The Company owns executive and administrative offices which are located in Cleveland, Ohio and occupy 68,000 square feet in a suburban office complex. In addition, the Company leases 7,000 square feet of administrative offices in an office building near the Corporate headquarters. The Company also has research and development offices, located in Cleveland, Ohio, which occupy leased space of 27,000 square feet. The following is a list of the Company's manufacturing and distribution center locations:


                                                              Approximate
                                                              Square Feet
                                                              -----------
Manufacturing Facilities (Owned):
----------------------------------------

Woodland, California                                               73,000

High Springs, Florida                                             113,000

Clinton, Iowa                                                     156,000

Bowling Green and Aurora, Ohio                                    205,000
(2 facilities)

Oklahoma City, Oklahoma                                           166,000

Nazareth, Pennsylvania                                             53,000

Pasadena, Texas                                                    46,000

Distribution Centers (Leased):
----------------------------------------

Woodland, California                                               41,000

Montreal, Canada                                                   20,000

Clinton, Iowa                                                      56,000

Oklahoma City, Oklahoma                                            90,000

Allentown, Pennsylvania                                            65,000



The Company presently utilizes substantially all of its facilities and operated in 1995 at approximately 77% of productive capacity.

Item 3. - LEGAL PROCEEDINGS

The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position.


Item 4. - SUBMISSION OF MATTERS TO SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE
REGISTRANT


JOHN B. SCHULZE

Chairman, President and Chief Executive
Officer

Chairman, President and Chief Executive
Officer since January 1990.  Age 58.

JAMES J. ABEL

Executive Vice President, Secretary,
Treasurer and Chief Financial Officer

Executive Vice President, Secretary,
Treasurer and Chief Financial Officer since
September 1994.  Previously was
Executive Vice President, Treasurer and
Chief Financial Officer February 1993 -
September 1994.  Previously was Senior
Vice President, Treasurer and Chief Finan-cial Officer December 1990 - February
1993.  Age 50.

CHARLES E. ALLEN

Senior Vice President

Senior Vice President since September
1989.   Age 55.

MELVIN W. JOHNSON

Vice President

Vice President since February 1991. Pre-viously was Vice President -- Engineering
January 1985 - January 1991.  Age 59.


MARK R. BUCK

Vice President - Carlon Electrical Products
Vice President - Carlon Electrical Products since October 1983. Age 42.


A. CORYDON MEYER

Vice President - Lamson Home Products
Vice President - Lamson Home Products
since March 1990. Age 41.


NORMAN P. SUTTERER

Vice President - Carlon Telecom Systems
Vice-President - Carlon Telecom Systems
since February 1989. Age 46.

PART II

Item 5. -    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange and Pacific Stock Exchange. High and low sales prices for the common stock are included in Note K to the Consolidated Financial Statements. No dividends were paid in 1995, 1994 or 1993. The approximate number of shareholders of record of the Company's Common Stock at February 1, 1996 was 2,128.

Item 6. - SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

                                                                                       Fiscal Years Ended
                                                        --------------------------------------------------------------------------
(Dollars In thousands except per share data,                 1995         1994          1993          1992          1991
shareholders and employees)
-----------------------------------------------------------------------------------------------------------------------------
Operations:
    Net Sales                                            $  299,166   $  287,645   $   259,572   $    255,422   $  284,241
    Cost of Products Sold                                   242,608      235,876       221,405        220,901      251,010
    GROSS MARGIN                                             56,558       51,769        38,167         34,521       33,231
    Selling, General and Administrative Expenses             42,520       40,840        35,500         33,404       36,224
    Non-Recurring Charges                                                                               4,602        6,696
    OPERATING EARNINGS (LOSS)                                14,038       10,929         2,667         (3,485)      (9,689)
    Net Interest Expense                                      5,864        6,673         5,784          5,815        4,864
    Gain on Sale of Business                                                                                         4,362
    EARNINGS (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES
     AND EFFECT OF ACCOUNTING CHANGE                          8,174        4,256        (3,117)        (9,300)     (10,191)
    Income Tax Benefit                                        3,900                                       800        1,742
    EARNINGS (LOSS) FROM CONTINUING
     OPERATIONS BEFORE EFFECT OF
     ACCOUNTING CHANGE                                       12,074        4,256        (3,117)        (8,500)      (8,449)
    Earnings (Loss) on Discontinued Operations                            (9,930)       (2,674)       (10,956)      (5,448)
    Cumulative Effect of Accounting Change                                                            (26,860)
    NET EARNINGS (LOSS)                                      12,074       (5,674)       (5,791)       (46,316)     (13,897)
-----------------------------------------------------------------------------------------------------------------------------
    Year-End Financial Position:
    Current Assets                                       $   81,044   $   87,526   $    83,842   $     86,737   $   86,290
    Other Assets                                              2,680        2,899        9,148          13,131       11,090
    Assets Held for Sale                                                   3,742        17,555        16,349        17,783
    Property, Plant and Equipment                            51,747       53,979        57,841        61,028        64,360
    Total Assets                                            135,471      148,146       168,386       177,245       179,523
    Current Liabilities                                      50,384       52,032        48,268        50,336        42,829
    Long-Term Debt                                           24,842       46,958        62,730        58,579        53,031
    Other Long-Term Liabilities                              29,326       36,276        41,562        41,886        9,245
    Shareholders' Equity                                     30,919       12,880        15,826        26,444        74,418
    Working Capital                                          30,660       35,494        35,574        36,401        43,461
-----------------------------------------------------------------------------------------------------------------------------
    Statistical Information:
    Average Number of Common Shares and
     Common Share Equivalents                                13,404       13,239        13,210        13,197        13,184
    Number of Shareholders of Record                          2,162        2,370         2,553         2,531         2,662
    Number of Associates                                      1,048        1,325         1,425         1,510         1,448
    Book Value Per Share                                 $     2.33   $     0.97   $      1.20   $      2.00   $      5.64
    Market Price Per Share                               $    7-3/4   $        6   $     4-3/4   $     5-5/8   $     4-1/8
    Market Capitalization                                $  103,011   $   79,673   $    62,795   $    74,277   $    54,394
    Long-Term Debt as a % of Market Capitalization            24.1%         58.9%         99.9%         78.9%         97.5%
    Total Debt as a % of Market Capitalization                27.8%         64.6%        103.8%         87.6%        100.5%
    Operating Cashflow as a % of Total Debt                   66.6%          7.3%          5.7%         -7.9%          4.4%
    Long-Term Debt as a % of Equity                           80.3%        364.6%        396.4%        221.5%         71.3%
    Return on Average Equity from Continuing Operations       55.1%         29.7%        -14.7%        -16.9%        -10.2%
-----------------------------------------------------------------------------------------------------------------------------
    Earnings (Loss) Per Common Share
    Continuing Operations                                $     0.90   $     0.32   $     (0.24)  $      (0.64)  $    (0.64)
    Discontinued Operations                                                (0.75)        (0.20)         (0.83)       (0.41)
    Accounting Change                                                                                   (2.04)
    Net Earnings (Loss)                                  $     0.90   $    (0.43)  $     (0.44)  $      (3.51)  $    (1.05)


Item 7. -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Management's Discussion and Analysis
------------------------------------

DISCUSSION OF THE CONSOLIDATED STATEMENT OF OPERATIONS
THE CONSOLIDATED STATEMENT OF OPERATIONS summarizes Lamson & Sessions' operating performance over the last three years. In 1995, the Company reported the highest net sales, excluding discontinued operations, since 1989. Carlon Telecom Systems experienced strong demand for products in 1995 leading the areas of growth experienced by the Company. In late 1995, the Company sold Valley Todeco, its aerospace fastener business (see Note J - to the Consolidated Financial Statements). This divestiture allowed the Company to retire subordinated debt and will enable the Company to focus on growth through acquisitions and new product development in the electrical products markets which it serves.

NET SALES of $299 million for 1995 were 4% higher than net sales of $288 million in 1994. 1995 sales, excluding the aerospace fastener business sold during 1995, were $280 million compared to $269 million in adjusted 1994 sales. The 1995 adjusted sales increase consisted of a 24% increase for Carlon Telecom Systems, a 4% increase for Lamson Home Products, a 1% increase for Carlon Electrical Products, and a 12% decrease for Lamson Vylon Pipe. The sales increase consisted of overall price increases of nearly 10%, a 15% new product volume increase for Carlon Telecom Systems, offset by sales volume decreases in engineered sewer products and electrical fittings. Increased marketing efforts in engineered sewer products and electrical products are expected to reverse this negative trend. Net sales for 1994 were 11% higher than net sales of $260 million in 1993. Product mix improvements, resulting in higher average selling prices, were coupled with strong demand to generate the sales gains. Carlon Electrical Products and Carlon Telecom Systems emphasis on new products improved their product mix and achieved higher sales on lower volume in 1994 compared to 1993.

GROSS MARGIN percentage increased 5% to nearly 19% of net sales in 1995, compared to 18% of net sales in 1994. This improvement reflects the Company's continuing progress in implementing operating efficiencies and improved product mix as evidenced by new product introductions in Carlon Telecom Systems and reduced rigid pipe sales. The Company experienced continued improvement in the aerospace fastener business prior to its sale in the fourth quarter. Also in the fourth quarter, gross margin was adversely affected by declining polyvinylchloride (PVC) resin costs. However, the Company's continued emphasis on non-commodity products is working to minimize the effect of highly variable PVC pricing. Gross margin percentage improved by 20% from 15% of net sales comparing 1994 and 1993. Increased manufacturing efficiencies in the aerospace fastener business (which was sold during 1995) and reduced rigid pipe sales improved 1994 margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES held constant at 14% of sales in 1995 and 1994. However, excluding the aerospace fastener business, the Company experienced an increase in these expenses of nearly 6%, reflecting marketing efforts and higher sales commissions, as well as staffing costs associated with new product programs and related support functions. Selling, general and administrative expenses increased nominally from 1993 to 1994. The 1994 increase related to increased commission rates on higher margin products, promotional expenses, salary expenses and employee health care.

INTEREST EXPENSE decreased 12% from 1994 to 1995. The decrease resulted from a rate reduction due to the restructuring of the Company's secured credit agreement, refinancing of Industrial Revenue Bonds and debt reduction using cash generated from operating cash flow and the sale of assets. Interest expenses increased 15% from 1993 to 1994. During that period, rising interest rates on the secured credit facility were partially offset by average lower borrowings resulting from the proceeds from the sale of the Company's truck frame unit.

INCOME TAX BENEFIT of nearly $4 million was generated from a reduction in the valuation allowance placed on the Company's deferred tax assets due to continuing improvement in operating results and the outlook for sustained profitability. The company has no current income tax provision as it continues to be in a net operating loss carryforward position. No income tax provision was recorded in 1994.

Discussion of the Consolidated Statement of Financial Position
THE CONSOLIDATED STATEMENT OF FINANCIAL POSITION shows Lamson & Sessions' financial position at year end, compared to the previous year end. The statement provides information to assist in assessing such factors as the Company's liquidity and financial resources. The 1995 current ratio decreased 4%, mainly due to the sale of the Company's aerospace business. The 1995 debt to equity ratio decreased significantly, to less than 1 down from 4 in 1994. Total debt decreased 44%, from $51 million to below $29 million, while equity increased 140% to nearly $31 million.

ACCOUNTS RECEIVABLE are primarily due from trade customers. Accounts Receivable declined nominally overall in 1995 from 1994. Excluding the sold aerospace fastener unit business from 1994, Accounts Receivable increased nearly $2 million due to higher fourth quarter sales, with corresponding 1995 days sales outstanding dropping nearly 1 day to 45 days compared to December 31, 1994.

INVENTORIES decreased $11 million in 1995 from 1994. These results reflect the sale of the aerospace fastener business and reduced pricing in the fourth quarter as raw material costs fell.

PREPAID EXPENSES AND OTHER increased nearly $6 million in 1995 from 1994. Nearly $4 million of the increase relates to the reduction of the valuation allowance on the Company's deferred tax asset. The remaining increase in other current assets relates to the amount receivable on the sale of the aerospace fastener business, pending resolution of certain contractual conditions, and increases in other non-trade receivables.

LONG-TERM DEBT decreased $22 million during 1995. The outstanding revolving line of credit was significantly reduced and the final $11 million in 14% subordinated debt was retired two years prior to its maturity. Stronger cash flow from operations, augmented by the sale of the aerospace business and certain assets remaining from the 1994 sale of the truck frame business, facilitated the debt reduction.

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES decreased 19% from $36 million in 1994 to $29 million in 1995. The Company took several steps during the year to eliminate underfunding relating to several defined benefit pension plans. As a result, nearly $6 million of additional minimum liability was eliminated, with a corresponding increase in equity. The Company retained the pension plan liability, health care benefits for existing retirees and approximately $1.2 million of other liabilities of its aerospace fastener business which will be paid out over an extended period of time.

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS
THE CONSOLIDATED STATEMENT OF CASH FLOWS shows cash inflows and outflows from the Company's operating, investing and financing activities. Cash and cash equivalents remained comparable at year end 1995 compared to 1994. Significantly improved operating cash flow was generated in 1995 compared to 1994.

CASH FLOWS FROM OPERATING ACTIVITIES - The Company generated over $19 million in cash from operations in 1995, an increase of 405% over the prior year. The primary sources of the operating cash increase were the 92% improvement, before tax benefit, in earnings from continuing operations and nearly $5 million in cash flow from inventory reductions. The Company generated nearly $4 million in cash from operations in 1994. 1994 cash flow from operations was approximately equal to 1993 cash flow from operations as improved continuing operations cash flow was offset by the loss in the discontinued truck frame business.

CASH FLOWS FROM INVESTING ACTIVITIES - The Company generated $3 million in cash flow from 1995 investing activities. Cash receipts from the sale of a business unit exceeded the $11 million capital expenditures made by the Company. 1995 purchases of plant, property and equipment increased over the prior year as the Company continues to invest in projects which will reduce costs, provide efficiency in product development and more effectively utilize support functions. The Company generated over $10 million in cash flow from 1994 investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES - The Company used over $22 million of cash flow for 1995 financing activities. The Company retired $11 million in 14% subordinated debt in 1995. In addition, borrowings under the secured credit agreement were reduced nearly $11 million in 1995. The Company used $13 million of cash flow for 1994 financing activities. The company reduced borrowings on the secured credit agreement by $12 million in 1994.

Based upon the Company's past performance and current expectations, management believes that internally generated cash flows and existing capacity under the secured credit agreement are adequate to fund the Company's 1996 cash needs for capital expenditures and general operating requirements.

Outlook
-------

The Company's strong improvement in 1995 reflects efforts to pursue market and product opportunities that are expected to provide sustainable revenue and profit growth. Management believes that this positive trend will continue in 1996 based on current estimates for the year in construction spending, housing starts, interest rates and general economic improvement. The emphasis on growth is reflected in the continued investment in product development, improved business systems to facilitate cost reduction, organizational efficiency, and strong cash management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENT OF OPERATIONS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
(in thousands, except per share data)

                                                                       FISCAL YEARS
                                      -------------------------------------------------------------------------------
                                              1995                         1994                         1993
                                      -------------------------------------------------------------------------------

Net sales                               $       299,166             $         287,645             $        259,572
Cost of products sold                           242,608                       235,876                      221,405
                                      --------------------        ----------------------        ---------------------

GROSS MARGIN                                     56,558                        51,769                       38,167
Selling, general and
   administrative expenses                       42,520                        40,840                       35,500
                                      --------------------        ----------------------        ---------------------

OPERATING EARNINGS                               14,038                        10,929                        2,667
Interest                                         (5,864)                       (6,673)                      (5,784)
                                      --------------------        ----------------------        ---------------------

EARNINGS (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                   8,174                         4,256                       (3,117)

Income tax benefit                                3,900
                                      --------------------        ----------------------        ---------------------

EARNINGS (LOSS) FROM CONTINUING
 OPERATIONS                                      12,074                         4,256                       (3,117)
Loss from Discontinued Operations                                              (9,930)                      (2,674)
                                      --------------------        ----------------------        ---------------------


NET EARNINGS (LOSS)                     $        12,074             $          (5,674)            $         (5,791)
                                      --------------------        ----------------------        ---------------------

EARNINGS (LOSS) PER COMMON SHARE
    Continuing operations               $           .90             $             .32             $           (.24)
    Discontinued operations                                                      (.75)                        (.20)
                                      --------------------        ----------------------        ---------------------
    Net earnings (loss)                 $           .90             $            (.43)            $           (.44)
                                      --------------------        ----------------------        ---------------------

  AVERAGE COMMON SHARES                          13,404                        13,239                       13,210
                                      --------------------        ----------------------        ---------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)
                                  FISCAL YEARS
                                                                   -----------------------------------------------------------------
OPERATING ACTIVITIES                                                     1995                    1994                    1993
                                                                   -----------------------------------------------------------------
Earnings (loss) from continuing operations                           $    12,074             $     4,256             $     (3,117)
Adjustments to reconcile earnings (loss) from continuing
operations to cash provided by continuing
operations:
    Depreciation and amortization                                          8,758                   8,544                    8,126
    Deferred income tax-benefit                                           (3,900)
    Net change in working capital accounts:
      Accounts receivable                                                 (1,620)                   (719)                  (4,298)
      Inventories                                                          4,939                  (2,857)                   6,644
      Prepaid expenses and other                                          (1,302)                    589                      580
      Accounts payable, accrued expenses and other current
        liabilities                                                          (26)                  1,200                    1,968
    Net change in other long-term items                                      131                      79                   (2,290)
                                                                   ----------------        ----------------        -----------------

    CASH PROVIDED BY CONTINUING OPERATIONS                                19,054                  11,092                    7,613

  Loss from discontinued operations                                                               (9,930)                  (2,674)
  Adjustments to reconcile loss from discontinued operations to cash used by discontinued operations:
    Net change in assets held for sale                                                            (1,792)                  (1,206)
    Net change in other long-term items                                                            4,403
                                                                                           ----------------        -----------------
    CASH USED BY DISCONTINUED OPERATIONS                                                          (7,319)                  (3,880)
                                                                   ----------------        ----------------        -----------------

    CASH PROVIDED BY OPERATING ACTIVITIES                                 19,054                   3,773                    3,733

    INVESTING ACTIVITIES
  Net proceeds from sale of businesses                                    14,297                  16,430
  Purchases of property, plant and equipment                             (11,019)                 (6,074)                  (6,437)
  Proceeds from sale of property, plant and equipment                                                                       2,550
                                                                   ----------------        ----------------        -----------------
  CASH PROVIDED (USED) BY INVESTING ACTIVITIES                             3,278                  10,356                   (3,887)

  FINANCING ACTIVITIES
  Net borrowings under secured credit agreement                          (10,903)                (12,221)                   1,602
  Payments on long-term borrowings                                          (828)                 (1,484)                  (1,487)
  Retirement of Subordinated Debt                                        (11,120)
  Exercise of stock options                                                   65                     273                       70
                                                                   ----------------        ----------------        -----------------
  CASH (USED) PROVIDED BY FINANCING ACTIVITIES                           (22,786)                (13,432)                     185
                                                                   ----------------        ----------------        -----------------
  (DECREASE) INCREASE IN CASH                                               (454)                    697                       31
  Cash at beginning of year                                                1,885                   1,188                    1,157
                                                                   ----------------        ----------------        -----------------

  CASH AT END OF YEAR                                                  $   1,431               $   1,885               $    1,188
                                                                   ================        ================        =================

  See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

December 30, 1995 and December 31, 1994
(Dollars in thousands)



                                                                      1995                    1994
                                                               ------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                          $     1,431              $     1,885
   Accounts receivable, less allowances:
    1995--$1,329 and 1994--$1,653                                     34,828                   35,448
   Inventories:
     Finished goods and work-in-process                               30,491                   41,157
     Raw materials and supplies                                        4,527                    5,048
                                                               ------------------       -----------------
                                                                      35,018                   46,205
   Prepaid expenses and other                                          9,767                    3,988
                                                               ------------------       -----------------
                                        TOTAL CURRENT ASSETS          81,044                   87,526

   ASSETS HELD FOR SALE                                                                         3,742

   OTHER ASSETS                                                        2,680                    2,899

   PROPERTY, PLANT AND EQUIPMENT
   Land                                                                3,751                    4,019
   Buildings                                                          23,416                   24,350
   Machinery and equipment                                            83,962                   87,545
                                                               ------------------       -----------------
                                                                     111,129                  115,914
   Less allowances for depreciation
     and amortization                                                 59,382                   61,935
                                                               ------------------       -----------------
                                                                      51,747                   53,979
                                                               ------------------       -----------------


                                               TOTAL ASSETS        $ 135,471                $ 148,146
                                                               ==================       =================

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

December 30, 1995 and December 31, 1994
(Dollars in thousands)





                                                                                          1995                       1994
                                                                                   ---------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                     $    17,322                $  17,354
    Accrued expenses and other liabilities                                                    25,420                   27,167
    Taxes                                                                                      3,875                    3,009
    Current maturities of long-term debt                                                       3,767                    4,502
                                                                                   -------------------        ------------------
                                               TOTAL CURRENT LIABILITIES                      50,384                   52,032

    LONG-TERM DEBT                                                                            24,842                   46,958


    POST-RETIREMENT BENEFITS AND OTHER
    LONG-TERM LIABILITIES                                                                     29,326                   36,276

SHAREHOLDERS' EQUITY
    Common shares, without par value, with stated value of $.10 per share, authorized 20,000,000 shares; outstanding--13,291,751 shares in 1995
        and 13,278,784 shares in 1994                                                          1,329                    1,328
    Other capital                                                                             72,743                   72,679
    Retained earnings (deficit)                                                              (40,654)                 (52,728)
    Pension adjustment                                                                        (2,499)                  (8,399)
                                                                                   -------------------        ------------------
                                                                                              30,919                   12,880
                                                                                   -------------------        ------------------

                              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   135,471                $ 148,146
                                                                                   ===================        ==================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)


                                                                        RETAINED                                      TOTAL
                                     COMMON            OTHER            EARNINGS             PENSION              SHAREHOLDERS'
                                     SHARES           CAPITAL          (DEFICIT)            ADJUSTMENT                EQUITY
                                  ------------      -----------      --------------      ----------------      --------------------

Balance at January 2, 1993         $    1,320        $  72,344        $   (41,263)        $      (5,957)        $          26,444
Net loss                                                                   (5,791)                                         (5,791)
Issuance of 15,300 common shares
  under stock option plans                  2               68                                                                 70
Pension adjustment                                                                               (4,897)                   (4,897)
                                  ------------      -----------      --------------      ----------------      --------------------
Balance at January 1, 1994         $    1,322        $  72,412        $   (47,054)        $     (10,854)        $          15,826
Net loss                                                                   (5,674)                                         (5,674)
Issuance of 58,750 common shares
   under stock option plans                 6              267                                                                273
Pension adjustment                                                                                2,455                     2,455
                                  ------------      -----------      --------------      ----------------      --------------------
Balance at December 31, 1994       $    1,328        $  72,679        $   (52,728)        $      (8,399)        $          12,880
Net earnings                                                               12,074                                          12,074
Issuance of 12,967 common shares
   under stock option plans                 1               64                                                                 65
Pension adjustment                                                                                5,900                     5,900
                                  ------------      -----------      --------------      ----------------      --------------------
Balance at December 30, 1995       $    1,329        $  72,743        $   (40,654)        $      (2,499)        $          30,919
                                  =============     ===========      ==============      ================      ====================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Three fiscal years ended December 30, 1995

NOTE A--ACCOUNTING POLICIES

ORGANIZATION: The Company primarily is in one business segment and is engaged in the manufacture and distribution of a broad line of thermoplastic electrical, telecommunication and engineered sewer products. In addition, the Company distributes a wide variety of consumer electrical wiring devices. Products are sold primarily to national and regional electrical distributors, power utilities, regional Bell operating companies and other telecommunications providers, national and regional retailers, and government and private builders of sewer and drainage systems. Substantially all sales are made within North America. In 1995 and 1994, sales to a single customer totalled approximately 12% in each year. No customer exceeded 10% of net sales in 1993.

FISCAL YEAR:  The Company's fiscal year end is the Saturday closest to December
31.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of significant intercompany items and transactions. Certain 1994 and 1993 items have been reclassified to conform with 1995 reporting classifications.

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

INCOME TAXES: The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Investment tax credits are recorded using the flow-through method.

EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share are based on the weighted average number of common shares and dilutive common share equivalents outstanding during the year.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs consist of company sponsored activities to develop new value-added products. Costs are expensed as incurred. R&D expenditures were $3,700,000, $3,400,000, and $3,200,000 in 1995, 1994 and 1993, respectively.

ADVERTISING EXPENDITURES: Advertising costs are expensed as incurred. Advertising expenditures were $3,200,000, $2,100,000, and $1,900,000 for 1995,
1994 and 1993, respectively.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE B--LONG-TERM DEBT Long-term debt consists of the following:
(In thousands)

                                            1995                1994
                                          --------            -------
Secured Credit Agreement:
  Term                                    $ 14,250            $ 9,000
  Revolver                                   2,802             18,955
                                          --------            -------

                                            17,052             27,955

14% Senior Subordinated Notes                                  11,120
Industrial Revenue Bonds                     8,970              9,600
Building mortgage                            2,587              2,785
                                          --------            -------

                                            28,609             51,460
Less amounts classified as current           3,767              4,502
                                          --------            -------
                                          $ 24,842           $ 46,958
                                          ========            =======

The Company's long-term $65,000,000 secured credit agreement was refinanced effective July 14, 1995. The agreement is secured by the Company's accounts receivable, inventory, and property, plant and equipment. The agreement consists of both term and revolving credit facilities with interest variable on both portions. The rate paid varies based on the Company's financial performance and the pricing option chosen. Borrowings under this agreement carry interest based on any of three pricing options (prime rate, LIBOR or commercial paper) plus the applicable spread. Interest is paid in accordance with the maturity of the pricing option selected. The term portion of this facility carried interest at 3.0% over the commercial paper rate (8.8%) at December 30, 1995 and requires quarterly principal payments of $750,000. The remaining revolving credit portion permits borrowings up to $50,000,000 at any time through December 31, 1999. The agreement provides for the payment of a commitment fee on the revolving line of credit of .375% per annum on the average daily unused commitment. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $14,000,000 under the agreement.

The Company's 14% Senior Subordinated Notes were redeemed in full on December 1, 1995.

The Company's Industrial Revenue Bond financings include several issues due in annual installments from 1996 through 2023 with interest at variable rates ranging from 4% to 7.5%. The weighted average rate for these bonds in December 1995 was 5.4%. The Company maintains a letter of credit related to one of the Industrial Revenue Bonds for approximately $1,900,000 with a local bank. The Company's headquarter facility is subject to a mortgage payable in equal monthly installments through 2003 with interest at 8.625%.

The Company's credit agreements contain various restrictive covenants pertaining to maintenance of debt service, tangible net worth and certain other financial ratios.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE B--LONG-TERM DEBT--Continued

The aggregate minimum combined maturities of long-term debt for the years 1997 through 2000 are approximately $4,797,000, $4,041,000, $8,368,000 and
$1,148,000, respectively, with $6,488,000 due thereafter.

Interest expense includes $803,000, $850,000 and $767,000 for amortization of deferred financing cost in 1995, 1994 and 1993, respectively. Interest paid was $6,069,000, $6,847,000 and $8,229,000 in 1995, 1994 and 1993, respectively.

Rental expense related to operating leases was $3,470,000, $3,015,000 and $2,647,000 in 1995, 1994 and 1993, respectively. Aggregate future minimum payments related to operating leases with initial or remaining terms of one year or more for the years 1996 through 2000 and thereafter are $2,671,000, $1,790,000, $1,228,000, $686,000 and $622,000, respectively.


NOTE C--DISCONTINUED OPERATIONS

The results of discontinued operations are reflected on a restated comparative basis as follows:

(In thousands)
                                 1994               1993
                               --------           --------

Net Sales                      $ 23,337           $ 41,884
                               ========           ========

Loss from Operations           $  1,030           $  2,674
Loss on Disposal                  8,900
                               --------           --------
                               $  9,930           $  2,674
                               ========           ========


During the first quarter of 1994, the Company entered into a definitive agreement to sell substantially all of the assets and certain liabilities (including prospective pension and benefit post-retirement obligations) of its Midland Steel Products Division for $16,430,000 resulting in a loss of $8,900,000 ($.67 per share) after related costs and expenses. Included in the loss on disposal is a curtailment loss of $1,140,000 related to net pension costs and a settlement gain of $650,000 related to post-retirement benefits other than pensions. The Company believes adequate provision has been made for all contractual obligations, environmental costs, and other obligations retained in the sale of the division. Included in 1994 and 1993 losses from operations is interest of $1,836,000 allocated on the basis of the Company's incremental borrowing rate applied on the net proceeds from the sale. The assets held for sale at the end of 1994 are comprised of land and building pending final resolution of certain contractual conditions. The sale of these assets was completed in the second quarter of 1995.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D--PENSION PLANS

The Company sponsors defined benefit pension and defined contribution savings plans covering substantially all employees. Plans covering salaried employees provide benefits that are based on an employee's years of service and compensation during the five-year period prior to retirement. Plans covering hourly employees provide benefits of stated amounts for each year of service. The Company annually contributes amounts to the plans which are actuarially determined to provide sufficient assets to meet future benefit payment requirements.

Pension expense from continuing operations is comprised of the following:

(In thousands)                                      1995                    1994                   1993
                                              ----------------        ----------------       ----------------
Benefits earned                                 $     1,091             $     1,694            $     1,599
Interest on projected
  benefit obligations                                 5,866                   5,781                  6,090
Actual return on assets                              (7,799)                 (1,917)                (6,813)
Net amortization and deferral                         2,546                   (3,310)                1,678
Curtailment gain                                       (759)
Defined contribution and other plans                    800                     813                    620
                                              ----------------        ----------------       ----------------
                                                $     1,745             $     3,061            $     3,174
                                              ================        ================       ================

The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated statement of financial position:

                                                          1995                                              1994
                                                    STATUS OF PLANS                                   STATUS OF PLANS
                                       ------------------------------------------        ------------------------------------------
(In thousands)                              ASSETS                  BENEFITS                  ASSETS                  BENEFITS
                                            EXCEED                   EXCEED                   EXCEED                   EXCEED
                                           BENEFITS                  ASSETS                  BENEFITS                  ASSETS
                                       -----------------        -----------------        -----------------       ------------------
Actuarial present
 value of benefit
 obligations:
   Vested benefit
    obligations                          $     38,665             $     36,221             $      8,849            $      61,633
                                       =================        =================        =================       ==================
   Accumulated benefit
    obligations                          $     39,190             $     36,253             $      9,313            $      61,790
                                       =================        =================        =================       ==================
Plan assets at fair
  value                                  $     40,977             $     26,709             $     13,235            $      49,329
Projected benefit
  obligations                                 (42,285)                 (36,671)                 (12,569)                 (62,156)
                                       -----------------        -----------------        -----------------       ------------------
Plan assets in excess
  of (less than)
  projected benefit
  obligations                                  (1,308)                  (9,962)                     666                  (12,827)
Unrecognized prior service cost                   (55)                     574                      (30)                     346
Unrecognized net loss                          10,960                    3,690                    1,508                   10,962

Unrecognized initial
  net asset                                    (1,566)                    (170)                    (266)                  (1,561)
Minimum liability                                                       (3,677)                                           (9,381)
                                       -----------------        -----------------        -----------------       ------------------
Pension assets
  (liabilities)                          $      8,031             $     (9,545)            $      1,878            $     (12,461)
                                       =================        =================        =================       ==================

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D--PENSION PLANS--Continued

Accrued expenses and other liabilities include the current portion of pension liabilities of $2,100,000 and $4,487,000 in 1995 and 1994, respectively. The discount rates used in determining pension expense were 8.0%, 7.25% and 8.5% in 1995, 1994 and 1993, respectively. The discount rates used for funded status information were 7.4% in 1995 and 8.0% in 1994. The change in the discount rate had the effect of increasing the accumulated benefit obligation by approximately $4,400,000. The long-term rates of return on assets used in determining the funded status information were 9.5% in 1995 and 1994. Plan assets consist primarily of fixed income and equity marketable securities, including Company securities with a fair market value at December 30, 1995 of $913,000. The salary progression assumption used in determining the funded status information was 5% in each year.

NOTE E--POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides health care and life insurance benefits for certain of its retired employees. The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employees' active service period. The Company funds these benefit costs on a pay-as-you-go basis, with the retiree, in most instances, paying a portion of the costs.

Summary information for the Company's plans is as follows:

(In thousands)
                                                                          1995                         1994
                                                                        ---------                    ---------
Accumulated Post-Retirement Benefit Obligation (APBO):
   Retirees                                                              $ 14,150                     $ 17,036
   Active participants eligible to receive benefits                         1,330                        2,134
   Other active plan participants                                           3,762                        5,561
                                                                        ---------                    ---------
                                                                           19,242                       24,731
   Unamortized gain (loss)                                                  3,182                         (960)
                                                                        ---------                    ---------
                                                                           22,424                       23,771
   Current portion                                                          1,800                        2,100
                                                                        ---------                    ---------
                                                                        $  20,624                     $ 21,671
                                                                        =========                    =========

The decrease in APBO is principally due to the reduction in the assumed health care cost trend rate. In addition, the Company remains contingently liable for post-retirement benefits of certain businesses previously sold.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E--POST-RETIREMENT BENEFITS OTHER THAN PENSIONS--Continued



The components of periodic post-retirement benefit cost reflected in continuing operations are as follows:

(In thousands)
                                                                 1995                1994             1993
                                                             ------------        ------------     ------------

Benefits earned                                                $    479            $    698         $    670
Interest on post-retirement benefit obligation                    1,396               1,806            2,073
                                                             ------------        ------------     ------------

                                                               $  1,875            $  2,504         $  2,743
                                                             ============        ============     ============


The discount rate used in determining the APBO was 7.0% in 1995 and 7.5% in 1994. The assumed health care cost trend rate used in measuring the APBO was an average of 11% in 1995 and 14% in 1994, declining to an ultimate rate of 5.5% in 2007 and thereafter.

If the health care cost trend rate assumptions were increased by 1%, the APBO as of December 30, 1995 would increase by 7.5%. The effect of this change on periodic post-retirement benefit cost for 1995 would be an increase of 10.7%, or approximately $200,000.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F--LITIGATION

The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position.

NOTE G--PREFERRED AND PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at December 30, 1995.

The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value, which is part of purchase rights related to each outstanding common share. None of these shares were issued in 1995 or 1994. The right associated with each common share entitles its holder to purchase from the Company or acquiring company, one one-hundredth of a share of preference stock at a price of $47 which is subject to adjustment. The rights become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common shares or takes certain other actions. In any such event, a 15% or more owner is prohibited from exercising the rights. When exercisable, the rights entitle each holder to purchase, according to the agreement, either the Company's common shares or stock in the acquiring entity worth twice the value of the then applicable purchase price. Under certain circumstances, the Company has the authority to exchange each right for one common share without payment required. Unless otherwise extended, the Company may redeem the rights in their entirety, at a price of one cent per right, at any time until the tenth calendar day following any public announcement that beneficial ownership of 15% or more has occurred in the Company's common shares, or upon certain other events, including Board of Directors approval of a merger. The rights expire on September 7, 1998.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE H--STOCK OPTIONS

Under the 1994 Nonemployee Directors Stock Option Plan, the Company is authorized to issue 60,000 non-qualified stock options. The options become exercisable one year after date of grant and expire at the end of ten years. Under the 1988 Incentive Equity Performance Plan, the Company is authorized to issue 1,150,000 incentive stock options (ISO's), non-qualified stock options, stock appreciation rights (SAR's), and restricted or deferred stock. Options generally become exercisable in part one year after date of grant and expire at the end of ten years. Options outstanding under the 1978 Non-Qualified Incentive Stock Option Plan have been granted for the purchase of common shares at prices ranging from $4.75 to $5.75 per share. No options are available for future grant under the 1978 Plan.

A summary of the option transactions follows:

                                                                                        NUMBER OF SHARES
                                                                          --------------------------------------------
                                                                                1995                      1994
                                                                          -----------------        -------------------

Outstanding, beginning of year                                                  726,300                  659,400
Granted at $5.81 to $6.94 per share                                             235,000                  200,500
Exercised at $2.125 to $7.19 per share                                          (12,967)                 (58,750)
Expired/cancelled at $4.375 to $15.438 per share                                (14,833)                 (74,850)
                                                                          -----------------        -------------------

Outstanding, end of year at $3.88 to $12.938                                    933,500                  726,300
                                                                          =================        ===================

Exercisable, end of year                                                        478,335                  490,300
                                                                          =================        ===================

At December 30, 1995, there were 210,233 options available for future grant.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE I--INCOME TAXES


A deferred federal tax benefit of $3,900,000 was recorded in the fourth quarter of 1995. There was no income tax expense or benefit recorded in 1994 or 1993. The Company has available net operating loss carryforwards totalling approximately $36,100,000 which expire in the years 2000 to 2008. The Company also has available general business tax credit carryforwards of $1,800,000 which expire through 2010, and alternative minimum tax credit carryforwards of approximately $900,000 which may be carried forward indefinitely.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(In thousands)                                                                          1995                         1994
                                                                                 ------------------           ------------------
Deferred tax assets:
   Net operating loss carryforwards                                          $        12,600          $            13,600
   Other accruals, credits and reserves                                                8,900                       11,300
   General business and alternative minimum tax credits                                2,700                        2,900
   Post-retirement benefits other than pensions                                        7,900                        8,300
                                                                                 ------------------           ------------------
                                                                                      32,100                       36,100
   Less:  valuation allowance                                                        (23,500)                     (30,000)
                                                                                 ------------------           ------------------
   Total net deferred tax assets                                                       8,600                        6,100
Deferred tax liabilities:
   Tax in excess of book depreciation                                                  4,300                        5,900
   Pensions                                                                              400                          200
                                                                                 ------------------           ------------------
   Total deferred tax liabilities                                                      4,700                        6,100
                                                                                 ------------------           ------------------
                                                                             $         3,900          $               -0-
                                                                                 ==================           ==================


   The valuation allowance for net deferred tax assets decreased by $6,500,000. The reduction was the result of net changes in temporary differences and the reversal of $3,900,000 of valuation allowance based on improved operating results for 1995 and projected operating results for 1996.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE I -- INCOME TAXES -- Continued


The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

(In thousands)
                                                                1995                       1994                      1993
                                                        ---------------------       ------------------        ------------------

Tax expense (benefit) at statutory rates                  $      2,849                $     (1,995)             $     (2,027)
Adjustment due to:
   Change in valuation allowance                                (6,500)                      1,964                     1,818
   Other                                                          (249)                         31                       209
                                                        ---------------------       ------------------        ------------------

                                                          $     (3,900)              $         -0-               $       -0-
                                                        =====================       ==================        ==================

Income taxes paid in 1995 were $26,000. In 1994 and 1993, the Company received income tax refunds of $201,000 and $1,626,000, respectively.


NOTE J--DISPOSITION OF BUSINESS

During the fourth quarter, the Company sold its aerospace fastener business for approximately $11,700,000. Net sales for 1995 through the sale date and 1994 were $18,951,000 and $18,838,000, respectively. Operating results, corporate costs to prepare the business for sale, and anticipated future costs related to the business resulted in losses of approximately $3,000,000 in 1995 and $4,000,000 in 1994, respectively.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)


NOTE K--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS--(UNAUDITED)





                                                                  Earnings
                                                                (Loss) From             LOSS FROM               NET
                             NET               Gross             Continuing           DISCONTINUED           EARNINGS
                            SALES             Margin             Operations            OPERATIONS             (LOSS)
                       ---------------     -------------     ------------------     -----------------     ---------------

Fiscal 1995:
  First quarter            $  68,402           $12,299           $   825                                 $        825
  Second quarter              75,466            15,321             2,511                                        2,511
  Third quarter               85,716            16,727             3,352                                        3,352
  Fourth quarter              69,582            12,211             5,386                                        5,386
                       ---------------     -------------     ------------------                           ---------------

  TOTALS                   $ 299,166           $56,558           $12,074                                 $     12,074
                       ===============     =============     ==================                           ===============

  Fiscal 1994:
  First quarter            $  63,889           $10,267           $  (960)           $   (9,930)           $   (10,890)
  Second quarter              74,655            14,016             2,019                                        2,019
  Third quarter               79,048            14,161             2,110                                        2,110
  Fourth quarter              70,053            13,325             1,087                                        1,087
                       ---------------     -------------     ------------------     -----------------     ---------------

  TOTALS                   $ 287,645           $51,769           $ 4,256            $   (9,930)           $    (5,674)
                       ===============     =============     ==================     =================     ===============





                            EARNINGS               EARNINGS
                           (LOSS) PER             (LOSS) PER
                             COMMON                 COMMON                                           MARKET PRICE
                           SHARE FROM             SHARE FROM             NET EARNINGS                 PER COMMON
                           CONTINUING            DISCONTINUED             (LOSS) PER                     SHARE
                           OPERATIONS             OPERATIONS             COMMON SHARE           HIGH                LOW
                       ------------------     ------------------                              ---------------------------
                                                                     --------------------
Fiscal 1995:
  First quarter            $        .06                                  $        .06             $  6-5/8    $   5-1/4
  Second quarter                    .19                                           .19                6-3/4        5-1/2
  Third quarter                     .25                                           .25                7-3/8        5-3/8
  Fourth quarter                    .40                                           .40                    8            6
                       ------------------                            --------------------

  TOTALS                   $        .90                                  $        .90
                       ==================                            ====================

  Fiscal 1994:
  First quarter            $       (.07)          $      (.75)           $       (.82)            $  7-1/2    $  4-7/8
  Second quarter                    .15                                           .15                8-1/2       6-1/8
  Third quarter                     .16                                           .16                8-1/2       6-3/4
  Fourth quarter                    .08                                           .08                7-1/4       5-1/4
                       ------------------     ------------------     --------------------

  TOTALS                   $        .32            $     (.75)           $       (.43)
                       ==================     ==================     ====================

PART IV

The Lamson & Sessions Co. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                       BALANCE AT     CHARGED TO                      BALANCE AT
                                                                      BEGINNING OF     COSTS AND     DEDUCTIONS -       END OF
                         DESCRIPTION                                     PERIOD        EXPENSES        DESCRIBE         PERIOD
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 30, 1995
Allowances deducted from assets:
         Trade receivable allowances                                    $  1,653      $  728      $  1,052  (B)      $  1,329
         Inventory obsolescence reserve                                    1,030         360           457  (C)           933
         Other current and long-term assets                                6,866         612         4,721  (E)         2,757
Accounts and loss reserves included in
current and long-term liabilities                                          7,909                     1,486  (F)         6,423
-------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994
Allowances deducted from assets:
      Trade receivable allowances                                       $  1,559      $  805      $    711  (B)      $  1,653
      Inventory obsolescence reserve                                       1,703         464         1,137  (C)         1,030
      Other Assets                                                         3,452                    (3,414) (D)         6,866
Accounts and loss reserves included in
current and long-term liabilities                                          3,027       8,950 (A)     4,068  (A)         7,909
-------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JANUARY 1, 1994
Allowances deducted from assets:
      Trade receivable allowances                                       $  1,861      $  872      $  1,174  (B)     $  1,559
      Inventory obsolescence reserve                                       2,480         210           987  (C)        1,703
      Other Assets                                                         3,606                       154             3,452
Accounts and loss reserves included in
current and long-term liabilities                                          3,337                       310             3,027
-------------------------------------------------------------------------------------------------------------------------------

Note A - Provision for discontinued operations, costs relating to sales of businesses and non-recurring charges.
Note B - Principally write-off of uncollectible accounts and disputed items, net of recoveries.
Note C - Principally the disposal of obsolete inventory.
Note D - Adjustment to provisions for previously sold business.
Note E - Adjustment of note receivable reserve for previously sold business.
Note F - Principally payments on contractual obligations for previously sold businesses.

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
The Lamson & Sessions Co.




We have audited the accompanying consolidated statement of financial position of The Lamson & Sessions Co. and Subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at December 30, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                 Ernst & Young LLP
Cleveland, Ohio
January 18, 1996

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



/s/ John B. Schulze
-------------------------------------
John B. Schulze
Chairman of the Board, President and
Chief Executive Officer



/s/ James J. Abel
-------------------------------------
James J. Abel
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer

PART II

Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors

         The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 26, 1996 is hereby incorporated by reference.

(b)      Executive Officers - See Part I

(c)      Compliance with Section 16 (a) of the Exchange Act.

         The information set forth in the last paragraph under caption "Election of Directors" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 26, 1996 is hereby incorporated by reference.

Item 11. - EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 26, 1996 is hereby incorporated by reference.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Ownership of the Company's Common Shares," "Election of Directors" and "Security Ownership of Management" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 26, 1996 is hereby incorporated by reference.

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

None.


PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

1.      Financial Statements

        Consolidated Statement of Operations for Fiscal Years Ended 1995, 1994 and 1993.

        Consolidated Statement of Cash Flows for Fiscal Years Ended 1995, 1994 and 1993.

        Consolidated Statement of Financial Position at December 30, 1995 and December 31, 1994.

        Consolidated Statement of Shareholders' Equity for Fiscal Years Ended 1995, 1994 and 1993.

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

    3(b) Amended Code of Regulations of the Company (incorporated by reference to Exhibit 3 (b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

    4(a) Specimen Certificate of Common Shares, without par value with Rights legend (incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 1, 1989).

    4(e) Form of Rights Certificate (incorporated by reference to Exhibit 4(oo) to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 25, 1988).

    4(g) Rights Agreement, amended and restated as of February 14, 1990, by and between the Company and National City Bank filed herewith.

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

*   10(c)  Form of Two-Year Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*   10(d)  Corporate Officers Incentive Compensation Plan (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*   10(e)  Form of Amended and Restated Supplemental Executive
           Retirement Agreement dated as of March 20, 1990 between the Company and certain of its executive officers filed herewith.

*   10(f)  The Company's Deferred Compensation Plan for Nonemployee Directors
           filed herewith.

*   10(g)  Form of Indemnification Agreement between the Company and the
           Directors and certain officers (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*   10(h)  The Company's Long Term Incentive Plan (incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1991).

*   10(j)  Mortgage and Security Agreement, dated October 29, 1993, between The Lamson & Sessions Co. and PFL Life Insurance Company (incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended January 1, 1994).

    10(k) Asset Purchase Agreement between Iochpe-Maxion Ohio, Inc. and The Lamson & Sessions Co. dated as of May 4, 1994 (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated as of May 27, 1994).

    10(s) Amended and Restated Loan Agreement dated as of July 14, 1995 by and between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1995, the "GECC Loan Agreement").

    10(t) Amendment No. 1 dated as of October 30, 1995, to the GECC Loan Agreement, filed herewith.

    10(u) Amendment No. 2 and Consent dated as of November 8, 1995, to the GECC Loan Agreement, filed herewith.

    11     Computation of Earnings Per Common Share filed herewith.

    21     Subsidiaries of the Registrant filed herewith.

    23     Consent of Independent Accountants filed herewith.

    24     Powers of Attorney filed herewith.

    27 Financial Data Schedule (Submitted for the SEC's Information) filed herewith.



    (b)    Reports on Form 8-K

           There were no reports on Form 8-K filed for the three months ended December 30, 1995.

    (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

    (d) Financial Statement Schedules - The response to this portion of Item 14 is included in Item 8.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on this 11th day of March 1996.



         THE LAMSON & SESSIONS CO.


     By  /s/ James J. Abel
         -----------------------------------
         James J. Abel
         Executive Vice President, Secretary,
         Treasurer and Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 11, 1996.


      Signature                     Title
      ---------                     -----

/s/ John B. Schulze                 Chairman of the Board, President
-----------------------------       and Chief Executive Officer (Principal
      John B. Schulze               Executive Officer)



/s/ James J. Abel                   Executive Vice President, Secretary, James
-----------------------------       Treasurer and Chief Financial Officer
      J. Abel                       (Principal Financial Officer and Principal
                                    Accounting Officer)



/s/ Francis H. Beam, Jr.*           Director
-----------------------------
      Francis H. Beam, Jr.


/s/ Leigh Carter*                   Director
-----------------------------
      Leigh Carter

/s/ Martin J. Cleary*               Director
-----------------------------
      Martin J. Cleary


/s/ John C. Dannemiller*            Director
-----------------------------
      John C. Dannemiller


/s/ George R. Hill*                 Director
-----------------------------
      George R. Hill


/s/ A. Malachi Mixon III*           Director
-----------------------------
      A. Malachi Mixon III


/s/ Kevin O'Donnell*                Director
-----------------------------
      Kevin O'Donnell


/s/ D. Van Skilling*                Director
-----------------------------
      D. Van Skilling


* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.




      March 11, 1996



By /s/ James J. Abel
   -------------------------------------
      James J. Abel, Attorney-in-fact

                                 EXHIBIT INDEX

EXHIBIT NO.                                                                       PAGE
-----------                                                                       -----

Management Contracts and Compensatory Plans are identified with an asterisk (*).

3(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June
            1, 1989).

3(b) Amended Code of Regulations of the Company (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form
            10-K for the year December 31, 1994).

4(a) Specimen Certificate of Common Shares, without par value with Rights legend (incorporated by reference to Exhibit 3 to the Company's
            Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 1, 1989).

4(e)        Form of Rights Certificate (incorporated by reference to Exhibit
            4(oo) to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 25, 1988).

4(g) Rights Agreement, amended and restated as of February 14, 1990, by and between the Company and National City Bank filed herewith.

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

*   10(c)     Form of Two-Year Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit
              10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*   10(d)     Corporate Officers Incentive Compensation Plan (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form
              10-K for the year ended December 31, 1994).

*   10(e)     Form of Amended and Restated Supplemental Executive Retirement
              Agreement dated as of March 20, 1990 between the Company and certain of its executive officers filed herewith.

                                 EXHIBIT INDEX

EXHIBIT NO.                                                                                  PAGE
-----------                                                                                  ----


*   10(f)  The Company's Deferred Compensation Plan for Nonemployee Directors filed herewith.

*   10(g)  Form of Indemnification Agreement between the Company and the Directors and certain officers (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994).

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

    10(s) Amended and Restated Loan Agreement dated as of July 14, 1995 by and between the Company and General Electric Capital Corporation
           (incorporated by reference to Exhibit 10(g) to the Company's Quarterly
           Report on Form 10-Q for the period ended July 1, 1995, the "GECC
           Loan Agreement").

    10(t)  Amendment No. 1 dated as of October 30, 1995, to the GECC Loan
           Agreement, filed herewith.

    10(u)  Amendment No. 2 and Consent dated as of November 8, 1995 to the GECC
           Loan Agreement, filed herewith.

    11     Computation of Earnings Per Common Share filed herewith.

    21     Subsidiaries of the Registrant filed herewith.

    23     Consent of Independent Accountants filed herewith.

    24     Powers of Attorney filed herewith.

    27     Financial Data Schedule (Submitted for the SEC's Information) filed herewith.