Form 10-Q
period 1996-03-30
LAMSON & SESSIONS CO
filed 1996-05-14
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 30, 1996

                                                    OR

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                          Commission File Number 1-313
                                                 -----
                           THE LAMSON & SESSIONS CO.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Ohio                                  34-0349210
 ---------------------------------------     ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

          25701 Science Park Drive
               Cleveland, Ohio                           44122-9803
 ---------------------------------------     ---------------------------------
 (Address of principal executive offices)                (Zip Code)

                                  216/464-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes    No
                                       ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of March 30, 1996 the Registrant had outstanding 13,291,751 common shares.

PART I
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            FIRST QUARTER ENDED
                                                            -------------------
                                                               1996      1995
                                                             -------   -------
NET SALES                                                    $63,978   $68,402
COST OF PRODUCTS SOLD                                         50,140    56,103
                                                             -------   -------

GROSS PROFIT                                                  13,838    12,299

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                     11,787     9,803
                                                             -------   -------

INCOME FROM OPERATIONS                                         2,051     2,496
INTEREST                                                         689     1,671
                                                             -------   -------

INCOME BEFORE INCOME TAXES                                     1,362       825

INCOME TAX BENEFIT                                               650
                                                             -------   -------

NET INCOME                                                   $ 2,012   $   825
                                                             =======   =======

EARNINGS PER COMMON SHARE                                    $   .15   $   .06
                                                             =======   =======


AVERAGE COMMON SHARES                                         13,609    13,279
                                                             =======   =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                                                       First
                                                                                       Quarter
                                                                                       Ended           Year Ended
                                                                                      ---------------------------
                                                                                         1996               1995
                                                                                      ---------------------------
ASSETS
CURRENT ASSETS
   Cash                                                                           $        431        $      1,431
   Accounts receivable                                                                  36,882              34,828
   Inventories:
     Finished goods and work-in-process                                                 34,851              30,491
     Raw materials and supplies                                                          5,562               4,527
                                                                                  ------------        ------------
                                                                                        40,413              35,018
   Prepaid expenses and other                                                            8,932               9,767
                                                                                  ------------        ------------
TOTAL CURRENT ASSETS                                                                    86,658              81,044

OTHER ASSETS                                                                             2,566               2,680

PROPERTY, PLANT AND EQUIPMENT                                                          113,789             111,129
   Less allowances for depreciation and amortization                                    60,707              59,382
                                                                                  ------------        ------------
                                                                                        53,082              51,747
                                                                                  ------------        ------------
                                                             TOTAL ASSETS         $    142,306        $    135,471
                                                                                  ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                               $     26,157        $     17,322
   Accrued expenses and other liabilities                                               23,323              25,420
   Taxes                                                                                 3,741               3,875
   Current maturities of long-term debt                                                  3,477               3,767
                                                                                  ------------        ------------
TOTAL CURRENT LIABILITIES                                                               56,698              50,384

LONG-TERM DEBT                                                                          23,587              24,842

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES                                29,090              29,326

SHAREHOLDERS' EQUITY
   Common shares                                                                         1,329               1,329
   Other Capital                                                                        72,743              72,743
   Retained earnings (deficit)                                                         (38,642)            (40,654)
   Pension adjustment                                                                   (2,499)             (2,499)
                                                                                  ------------        ------------
                                                                                        32,931              30,919
                                                                                  ------------        ------------
                               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $    142,306        $    135,471
                                                                                  ============        ============




See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
The Lamson & Sessions Co. Subsidiaries

(Dollars in thousands)


                                                                          FIRST QUARTER ENDED
                                                                         --------------------
                                                                           1996        1995
                                                                         --------------------
OPERATING ACTIVITIES
   Net income                                                            $ 2,012    $   825
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization                                        2,063      2,239
      Deferred Income Tax-Benefit                                           (650)
      Net change in working capital accounts:
        Accounts Receivable                                               (2,054)    (2,744)
        Inventories                                                       (5,395)    (7,055)
        Prepaid expenses and other                                         1,485        (84)
        Current liabilities                                                6,604      6,572
        Net change in other long-term items                                 (122)       293
                                                                         -------    -------
CASH PROVIDED BY OPERATING ACTIVITIES                                      3,943         46

INVESTING ACTIVITIES
   Net purchases of property, plant and equipment                         (3,398)      (647)
                                                                         -------    -------
CASH USED BY INVESTING ACTIVITIES                                         (3,398)      (647)

FINANCING ACTIVITIES
   Net change in secured credit agreement                                 (1,849)      (246)
   Net change in long-term borrowings and capital lease obligations          304       (112)
                                                                         -------    -------
CASH USED BY FINANCING ACTIVITIES                                         (1,545)      (358)
                                                                         -------    -------

DECREASE IN CASH                                                          (1,000)      (959)
Cash at beginning of year                                                  1,431      1,885
                                                                         -------    -------

CASH AT END OF THE PERIOD                                                $   431    $   926
                                                                         =======    =======

See Notes to Consolidated Financial Statements (Unaudited)

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations have been included. Certain 1995 amounts have been reclassified to conform with 1996 classifications.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENT OF INCOME

Sales for the quarter were up 2% compared to the prior year quarter after excluding the Company's former aerospace fastener business sales from 1995 results. The strongest incremental sales increase was in the area of specialty pipe products. Volume gains were also the result of a more aggessive pricing strategy on rigid pipe products which resulted in market share improvement.

Gross margin percentage increased 20% to 21.6% in 1996. The majority of the increase was generated by favorable product mix in our Carlon Telecom Systems and Lamson Vylon Pipe business units. In addition, our manufacturing plants operated at higher utilization rates which reduced cost variances.

Selling, general and administrative expenses were at 18% of net sales in 1996 compared to 14% in 1995. The increase reflects accelerated marketing efforts, as well as increased staffing and associated costs for new product development programs and the TOPPS Information Technology project. Reduced borrowing levels in the current period, combined with lower financing rates have generated the significant reduction in interest expense. The Company recorded an income tax benefit of $.65 million in the first quarter from a reduction in the valuation allowance placed on the Company's deferred tax assets due to continuing improvement in its overall performance.

CONSOLIDATED BALANCE SHEET

Accounts receivable increased approximately $2 million compared to year end levels due to stronger billing levels late in the quarter. Inventory increased over $5 million compared to year end levels due to seasonal inventory building in the first quarter for the traditional higher volume shipping months of May through October. Prepaid expenses and other declined mainly due to the receipt of the amount receivable at year end for the sale of the aerospace fastener business and other non-trade receivables. Accounts payable increased nearly $9 million compared to year end levels reflecting the expanded inventory levels and increased capital spending. Total debt decreased nearly $2 million compared to year end as operating cash flow and accounts payable increases funded asset growth while supporting certain scheduled debt reductions.

CONSOLIDATED STATEMENT OF CASH FLOWS

Increased earnings, decreased inventory growth, and receipt of the sold aerospace fastener business receivable accounted for a nearly $4 million increase in operating cash flow compared to the prior year quarter.

Capital spending increased nearly $3 million over the prior year quarter mainly from requirements of projects relating to operating efficiency, information systems and communication, as well as, product development programs.

Financing activities used over $1 million more cash than the prior year quarter due to payments on the revolving credit agreement.

OUTLOOK

The Company's continuing operating improvement reflects efforts to pursue market and product opportunities that are expected to provide sustainable revenue and profit growth. Management believes that this positive trend will continue through the remainder of the year based on current estimates for 1996 construction spending, housing starts, interest rates, retail spending and general economic improvement.

PART II

ITEM 1 - LEGAL PROCEEDINGS

The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10(V) Amendment No. 3 dated as of March 31, 1996 to the GECC Loan Agreement, filed herewith.

                  27     Financial Data Schedule

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 30, 1996.

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


                            THE LAMSON & SESSIONS CO.
                            -------------------------
                                  (Registrant)




DATE:        May 14, 1996          By /S/ James J. Abel
                                     ----------------------------------------
                                               James J. Abel
                                         Executive Vice President,  Secretary,
                                         Treasurer and Chief Financial Officer