Form 10-Q
period 1996-06-29
LAMSON & SESSIONS CO
filed 1996-08-13
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 29, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                      ------------  ----------------

                          Commission File Number 1-313
                                                 -----

                      T H E  L A M S O N  &  S E S S I O N S  C O .
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                        34-0349210
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

        25701 Science Park Drive
              Cleveland, Ohio                            44122-9803
- ----------------------------------------       ---------------------------------
(Address of principal executive offices)                 (Zip Code)

                                  216/464-3400
            -------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

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
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No
                         ------   ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 1996 the Registrant had outstanding 13,301,084 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                            SECOND QUARTER ENDED    FIRST HALF ENDED
                            --------------------   -------------------
                               1996       1995       1996       1995
                             --------   --------   --------   --------
NET SALES                    $ 77,405   $ 75,466   $141,383   $143,868
COST OF PRODUCTS SOLD          60,979     60,145    111,119    116,248
                             --------   --------   --------   --------

GROSS PROFIT                   16,426     15,321     30,264     27,620

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES      12,869     11,074     24,656     20,877
                             --------   --------   --------   --------

OPERATING INCOME                3,557      4,247      5,608      6,743
INTEREST                          654      1,736      1,343      3,407
                             --------   --------   --------   --------

INCOME BEFORE INCOME TAXES      2,903      2,511      4,265      3,336

INCOME TAX BENEFIT                700                1,350
                             ========   ========   ========   ========

NET INCOME                   $  3,603   $  2,511   $  5,615   $  3,336
                             ========   ========   ========   ========

EARNINGS PER COMMON SHARE    $    .26   $    .19   $    .41   $    .25
                             ========   ========   ========   ========

AVERAGE COMMON SHARES          13,782     13,385     13,695     13,371
                             ========   ========   ========   ========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                                                   FIRST HALF
                                                                                     ENDED                    YEAR END
                                                                                -------------------------------------------
                                                                                      1996                      1995
                                                                                -------------------------------------------
ASSETS
CURRENT ASSETS
   Cash                                                                         $        1,678             $       1,431
   Accounts receivable                                                                  42,039                    34,828
   Inventories:
     Finished goods and work-in-process                                                 33,179                    30,491
     Raw materials and supplies                                                          5,557                     4,527
                                                                                -----------------          ----------------
                                                                                        38,736                    35,018
   Prepaid expenses and other                                                            9,496                     9,767
                                                                                -----------------          ----------------
TOTAL CURRENT ASSETS                                                                    91,949                    81,044

OTHER ASSETS                                                                             3,458                     2,680

PROPERTY, PLANT AND EQUIPMENT                                                          116,632                   111,129
   Less allowances for depreciation and amortization                                    61,909                    59,382
                                                                                -----------------          ----------------
                                                                                        54,723                    51,747
                                                                                -----------------          ----------------
                                                             TOTAL ASSETS       $      150,130             $     135,471
                                                                                =================          ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                             $       24,780             $      17,322
   Accrued expenses and other liabilities                                               25,233                    25,420
   Taxes                                                                                 3,652                     3,875
   Current maturities of long-term debt                                                  3,476                     3,767
                                                                                -----------------          ----------------
TOTAL CURRENT LIABILITIES                                                               57,141                    50,384

LONG-TERM DEBT                                                                          28,139                    24,842

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES                                28,290                    29,326

SHAREHOLDERS' EQUITY
   Common shares                                                                         1,330                     1,329
   Other Capital                                                                        72,768                    72,743
   Retained earnings (deficit)                                                         (35,039)                  (40,654)
   Pension adjustment                                                                   (2,499)                   (2,499)
                                                                                -----------------          ----------------
                                                                                        36,560                    30,919
                                                                                -----------------          ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $      150,130             $     135,471
                                                                                =================          ================

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands)

                                                                                 FIRST HALF ENDED
                                                                                ------------------
                                                                                 1996       1995
                                                                                -------    -------
OPERATING ACTIVITIES
   Net income                                                                   $ 5,615    $ 3,336
   Adjustments to reconcile net income to cash provided (used) by operations:
      Depreciation and amortization                                               4,121      4,407
      Deferred Income Tax Benefit                                                (1,350)
      Net change in working capital accounts:
        Accounts Receivable                                                      (7,211)    (8,997)
        Inventories                                                              (3,718)    (6,245)
        Prepaid expenses and other                                                  921        332
        Current liabilities                                                       7,048      2,055
      Net change in other long-term items                                        (1,114)      (154)
                                                                                -------    -------
   Cash provided (used) by operating activities                                   4,312     (5,266)

INVESTING ACTIVITIES
   Proceeds from sale of businesses                                                          3,742
   Purchases of property, plant and equipment                                    (7,097)    (2,203)
                                                                                -------    -------
CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                     (7,097)     1,539

FINANCING ACTIVITIES
   Net change in secured credit agreement                                         2,798      3,417
   Net changes in long-term borrowing and capital lease obligations                 208       (166)
   Exercise of stock options                                                         26         66
                                                                                -------    -------
CASH PROVIDED BY FINANCING ACTIVITIES                                             3,032      3,317

INCREASE (DECREASE) IN CASH                                                         247       (410)
Cash at beginning of year                                                         1,431      1,885
                                                                                -------    -------

CASH AT END OF THE PERIOD                                                       $ 1,678    $ 1,475
                                                                                =======    =======

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 1996
AND COMPARABLE PERIODS ENDED JULY 1, 1995

CONSOLIDATED INCOME STATEMENT

Net sales increased almost 11% for the second quarter and over 6% for the six-month period ended June 29, 1996, after excluding the Company's former aerospace fastener business sales from 1995 results. Volume gains were the result of market share improvement for electrical conduit and related fitting products.

Gross profit increased 7% to 21% in the second quarter and 10% to 21% for the first six months of 1996. The primary reasons for the improvement were higher utilization rates in our manufacturing plants and stronger volume in electrical fittings and wiring devices.

Selling, general and administrative expenses were at 17% of net sales in the second quarter and second half, in line with current year budgets, compared to 15% in the comparable periods of 1995. The increases reflect accelerated marketing efforts as well as increased staffing and associated costs for product development programs and the TOPPS information technology project. Reduced borrowing levels in the current quarter and year-to-date, combined with lower financing rates, have generated the significant reductions in interest expense. The Company recorded an income tax benefit of $.7 million in both the first and second quarters from a reduction in the valuation allowance placed on deferred tax assets due to continuing improvement in its overall performance.

CONSOLIDATED BALANCE SHEET

Accounts receivable increased approximately $7 million compared to year-end levels due to higher sales volume during the mid-year period. Inventory increased nearly $4 million compared to year-end levels due to higher raw material costs and seasonal inventory building for the traditional higher volume shipping months. Accounts payable increased $7 million compared to year-end levels reflecting the expanded inventory levels and increased capital spending. Total debt increased $3 million compared to year-end as seasonal working capital requirements were funded using the revolving credit line.

CONSOLIDATED STATEMENT OF CASH FLOWS

Increased earnings, receipt of the sold aerospace fastener business receivable and decreased working capital requirements accounted for a nearly $10 million increase in operating cash flow in the first six months compared to the prior year period.

Capital spending increased nearly $5 million over the prior year six months mainly from requirements of projects relating to operating efficiency, information systems and communication as well as product development programs.

OUTLOOK

The Company's favorable operating results in the first half reflect efforts to pursue market share and product growth opportunities that are expected to provide sustainable revenue and profit growth over time. Although current uncertainty in raw material costs and related market pricing could hinder the pace of earnings growth in the second half, management believes that positive results will continue through the remainder of the year based on current estimates for 1996 construction spending, housing starts, interest rates, retail spending and general economic improvement.

PART II

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On April 26, 1996, the Company held its Annual Meeting of Shareholders. At the meeting, 12,182,082 common shares (91.65% of the common shares outstanding) were voted. An increase in the number of common shares covered by The Lamson & Sessions Co. 1988 Incentive Equity Performance Plan was approved by a vote of 9,529,922 shares For, 2,539,663 shares Against, and 112,497 shares Abstained. The following directors were elected in Class III and received the votes indicated next to their names:

                                                                      WITHHELD
           CLASS III                           FOR                   AUTHORITY
 ------------------------------           ---------------          ---------------
 A. Malachi Mixon, III                      11,862,430                319,652
 John C. Morley                             12,049,309                132,773
 John B. Schulze                            12,009,320                172,762





ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

Exhibit No.               Description
- -----------------         -----------------------------------------------------
       11                 Computation of Earnings Per Share
       27                 Financial Data Schedule

          (b) One report, regarding certain factors which may influence the Company's operating revenues and other prospects, was filed June 6, 1996 on Form 8-K, pursuant to Item 5 of that form. No financial statements were filed as part of that report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE LAMSON & SESSIONS CO.
                            -------------------------
                                  (Registrant)

DATE:   August 13, 1996       By /s/ James J. Abel
      -------------------        --------------------------
                                  James J. Abel
                                  Executive Vice President, Secretary, Treasurer and Chief Financial Officer