Form 10-Q
period 1996-09-28
LAMSON & SESSIONS CO
filed 1996-11-12
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 28, 1996
                                       ------------------

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                       -----------  -----------

                          Commission File Number 1-313
                                                 ------

                  T H E  L A M S O N  &  S E S S I O N S  C O.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                       Ohio                                 34-0349210
   --------------------------------------     ---------------------------------
       (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

        25701 Science Park Drive
              Cleveland, Ohio                           44122-9803
   --------------------------------------     ---------------------------------
  (Address of principal executive offices)              (Zip Code)

                                  216/464-3400
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No
                          ---        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 1996 the Registrant had outstanding 13,301,084 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENT (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 THIRD QUARTER ENDED        NINE MONTHS ENDED
                                --------------------      ----------------------
                                 1996         1995          1996          1995
                                -------      -------      --------      --------
Net sales                       $78,098      $85,716      $219,481      $229,584
Cost of products sold            62,276       68,989       173,395       185,237
                                -------      -------      --------      --------

GROSS PROFIT                     15,822       16,727        46,086        44,347


Selling, general and
 administrative expenses         11,807       11,847        36,463        32,724
                                -------      -------      --------      --------

OPERATING INCOME                  4,015        4,880         9,623        11,623

Interest                            593        1,528         1,936         4,935
                                -------      -------      --------      --------


INCOME BEFORE INCOME TAXES        3,422        3,352         7,687         6,688

Income Tax Benefit                  700                      2,050
                                -------      -------      --------      --------

NET INCOME                      $ 4,122      $ 3,352      $  9,737      $  6,688
                                =======      =======      ========      ========

EARNINGS PER COMMON SHARE       $  0.30      $  0.25      $   0.71      $   0.50
                                =======      =======      ========      ========


AVERAGE COMMON SHARES            13,674       13,413        13,688        13,385
                                =======      =======      ========      ========

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                             NINE MONTHS
                                                                ENDED           YEAR END
                                                              --------------------------
                                                                 1996             1995
                                                              ---------------------------
ASSETS

CURRENT ASSETS
   Cash                                                       $     434       $   1,431
   Accounts receivable                                           46,685          34,828
   Inventories
     Raw materials and supplies                                   5,908           4,527
     Finished goods and work-in-process                          30,521          30,491
                                                              ---------       ---------
                                                                 36,429          35,018
   Prepaid expenses and other                                    10,416           9,767
                                                              ---------       ---------
TOTAL CURRENT ASSETS                                             93,964          81,044

OTHER ASSETS                                                      4,223           2,680

PROPERTY, PLANT AND EQUIPMENT                                   121,710         111,129
   Less allowances for depreciation and amortization             63,937          59,382
                                                              ---------       ---------
                                                                 57,773          51,747
                                                              ---------       ---------
                                  TOTAL ASSETS                $ 155,960       $ 135,471
                                                              =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                           $  24,887       $  17,322
   Accrued expenses and other liabilities                        27,012          25,420
   Taxes                                                          3,548           3,875
   Current maturities of long-term debt                           3,476           3,767
                                                              ---------       ---------
TOTAL CURRENT LIABILITIES                                        58,923          50,384

LONG-TERM DEBT                                                   28,508          24,842

POST-RETIREMENT BENEFITS AND OTHER LONG TERM LIABILITIES         27,823          29,326

SHAREHOLDERS' EQUITY
   Common shares                                                  1,332           1,329
   Other capital                                                 72,790          72,743
   Retained earnings (deficit)                                  (30,917)        (40,654)
   Pension adjustment                                            (2,499)         (2,499)
                                                              ---------       ---------
                                                                 40,706          30,919
                                                              ---------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 155,960       $ 135,471
                                                              =========       =========

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                            ------------------------
                                                                               1996          1995
                                                                            --------       ---------
OPERATING ACTIVITIES
   Net income                                                               $  9,737       $  6,688
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization                                            6,256          6,621
      Deferred income tax benefit                                             (2,050)
      Net change in working capital accounts:
        Accounts receivable                                                  (11,857)       (11,166)
        Inventories                                                           (1,411)           329
        Prepaid expenses and other                                                 1           (208)
        Current liabilities                                                    8,830          4,666
      Net change in other long-term items                                     (1,646)          (482)
                                                                            --------       --------
   Cash provided by operating activities                                       7,860          6,448

INVESTING ACTIVITIES
   Proceeds from sale of business                                                             3,742
   Purchases of property, plant and equipment                                (12,282)        (4,503)
                                                                            --------       --------
CASH USED BY INVESTING ACTIVITIES                                            (12,282)          (761)

FINANCING ACTIVITIES
   Net change in secured credit agreement                                      3,224         (5,203)
   Net changes in long-term borrowing and capital lease obligations              151           (851)
   Exercise of stock options                                                      50             66
                                                                            --------       --------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   3,425         (5,988)

DECREASE IN CASH                                                                (997)          (301)
Cash at beginning of year                                                      1,431          1,885
                                                                            --------       --------

CASH AT END OF THE PERIOD                                                   $    434       $  1,584
                                                                            ========       ========

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
            CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 28, 1996
AND COMPARABLE PERIODS ENDED SEPTEMBER 30, 1995

CONSOLIDATED INCOME STATEMENT

Net sales decreased 2% for the third quarter and increased 3% for the nine-month period ended September 28, 1996, after excluding the Company's former aerospace fastener business sales from 1995 results. The third quarter sales decrease is primarily the result of lower selling prices in price sensitive commodity rigid pipe products. Pricing was 16% lower in the third quarter for these products while volume was less than 5% lower than the prior year's period. These effects were largely offset by the double digit volume growth in the Company's specialty products which underlies the shift to a more highly engineered product offering. Although overall unit volume is stronger than in the prior year period, the lack of price elasticity in rigid conduit products reduced sales and earnings. For the nine-month period, a 15% sales increase in Vylon(R) sewer products and other non-commodity products has offset rigid pipe sales decreases for a net 3% sales gain compared to the prior year period.

Gross margin increased 4% to over 20% in the third quarter and 9% to 21% for the first nine months of 1996. The primary reasons for the improvement were higher utilization rates in the Company's manufacturing plants and stronger volume in electrical fittings, wiring devices, multi-cell and flexible pipe, and Vylon(R) sewer products.

Selling, general and administrative expenses were at 15% of net sales in the third quarter and 17% for the first nine months, in line with current year budgets, compared to 14% in the comparable periods of 1995. The increases reflect accelerated marketing efforts as well as increased staffing and associated costs for product development programs and the TOPPS information technology project. Reduced borrowing levels in the current quarter and year-to-date, combined with lower financing rates, continue to generate the significant reductions in interest expense. The Company recorded an income tax benefit of $.7 million in the third quarter and $2.1 million year to date from a reduction in the valuation allowance placed on deferred tax assets due to continuing improvement in its overall performance.

CONSOLIDATED BALANCE SHEET

Accounts receivable increased approximately $12 million compared to year-end levels due to higher sales volume during the mid-year period. Inventory increased over $1 million compared to year-end levels primarily due to higher raw material costs. Accounts payable increased nearly $8 million compared to year-end levels reflecting increased capital spending and improved cash management. Total debt increased nearly $4 million compared to year-end as seasonal working capital requirements were funded using the revolving credit line.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED STATEMENT OF CASH FLOWS

Increased income, receipt of the sold aerospace fastener business receivable, and lower working capital requirements primarily accounted for the increase in operating cash flow in the first nine months compared to the prior year period.

Capital spending increased nearly $8 million over the prior year nine months mainly from requirements of projects relating to operating efficiency, information systems and communication as well as product development programs.

OUTLOOK AND UPDATE

The Company previously announced that the difficult market pricing environment experienced in the third quarter could impact fourth quarter performance and reduce the 1996 earnings target by 10-15%. However, management believes that the Company will report favorable results for the fourth quarter compared to the prior year exclusive of the tax credit which substantially benefited 1995's fourth quarter.

The Company expects to achieve continued sales and earnings growth in 1997 based on current estimates for 1997 construction spending, housing starts, interest rates, retail spending and general economic improvement and due to the acquisition of Dimango Products Corporation, a leading manufacturer and distributor of wireless door chimes, home security devices and other wireless electrical products.

These forward looking comments are subject to the cautionary limitations outlined in the Company's current report on Form 8-K filed in June 1996.

PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a)Exhibits.

Exhibit No.               Description
-----------------         ------------------------------------------------------
       10(w)              Amendment No. 4 dated as of October 25, 1996, to the
                          Amended and Restated Loan Agreement dated as of July
                          14, 1995 by and between the Company and General
                          Electric Capital Corporation ("GECC Loan Agreement")
                          filed herewith.

       10(x)              Waiver dated as of September 30, 1996, to the GECC
                          Loan Agreement filed herewith.
       11                 Computation of Earnings Per Share
       27                 Financial Data Schedule

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 28, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE LAMSON & SESSIONS CO.
                               -------------------------
                                     (Registrant)

DATE:  November 12, 1996               By /s/      James J. Abel
      -------------------                 ---------------------------------
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer