Form 10-K
period 1996-12-28
LAMSON & SESSIONS CO
filed 1997-03-07
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 28, 1996
                                          -----------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission File Number 1-313

                    T H E  L A M S O N  &  S E S S I O N S  C O.
        ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                         34-0349210
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

   25701 Science Park Drive
       Cleveland, Ohio                                     44122-7313
-------------------------------               --------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  216/464-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each exchange on which
             Title of each class                                      registered
-----------------------------------------------       --------------------------------------------
       Common Shares, without par value                         New York Stock Exchange
-----------------------------------------------       --------------------------------------------
                                                                Pacific Stock Exchange
-----------------------------------------------       --------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held as of February 14, 1997 by non-affiliates of the registrant: $96,676,468.

As of February 14, 1997 the Registrant had outstanding 13,306,084 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1. - BUSINESS

The Lamson & Sessions Co., an Ohio corporation, (the "Company" or "Lamson & Sessions"), founded in 1866, is a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and fluid drainage products for major domestic markets. The markets for thermoplastic conduit, related fittings and accessories, wiring devices and sewer pipe include: the construction, utility and telecommunications industries, municipalities, other government agencies, and contractors; and do-it-yourself home remodelers.

In November 1995, the Company completed the sale of its Valley-Todeco division which was engaged in the manufacture and sale of fasteners serving the aerospace industry. (Refer to Note J to the Consolidated Financial Statements.) Proceeds from the sale were utilized to reduce debt.

PRINCIPAL PRODUCTS AND MARKETS

The Company is engaged in the manufacture and distribution of a broad line of thermoplastic electrical, telecommunication and engineered sewer products. In addition, the Company distributes a wide variety of consumer electrical wiring devices, home security devices, wireless electrical and other wireless products.

All of the Company's thermoplastic products compete with and serve as substitutes for similar metallic products. The Company's engineered sewer pipe products compete with and serve as substitutes for clay, concrete, ductile iron, asbestos cement and polyethylene products. The Company's thermoplastic products offer several advantages over these other products. Specifically, nonmetallic electrical conduit and related fittings and accessories are generally less expensive, lighter and easier to install than metallic products. Furthermore, thermoplastic conduit does not rust, corrode or conduct electricity. Thermoplastic sewer pipe weighs less than alternative products, is easier and more economical to install, does not degenerate due to sewer gases as do some competing products, and eliminates avoidable problems which can be caused by infiltration and exfiltration.

Four markets are served, each of which has unique product and marketing requirements. These markets are: (i) Industrial, Residential, Commercial and Utility Construction (served by Carlon Electrical Products) -- contractors engaged in the installation of electrical systems in industrial, residential and commercial construction, and electric power utility projects; original equipment manufacturers who use components as subassemblies for their own products; and industrial companies who maintain or repair their own facilities; (ii) Consumer (served by Lamson Home Products) -- retail consumers of electrical products who perform "do-it-yourself" home repairs; and small electrical contractors; (iii) Telecommunications (served by Carlon Telecom Systems) -- cable television ("CATV"), telephone and telecommunications companies; and (iv) Engineered Sewer Products (served by Lamson Vylon Pipe) -- various government and private builders of sewer and drainage systems.

A breakdown of revenues as a percent of net sales related to significant classes of product by major market segment for 1996, 1995 and 1994, respectively, is as follows:

                                             1996                             1995                               1994
                                  --------------------------       --------------------------         --------------------------
(Dollars in Thousands)
Industrial, Residential,
Commercial & Utility
Construction                      $156,218               54%        $151,701               51%        $149,863               52%
Telecommunications                  48,993               17%          55,456               19%          44,603               16%
Consumer                            55,199               19%          51,213               17%          49,463               17%
Engineered Sewer
Products                            28,642               10%          21,846                7%          24,878                9%
Aerospace Fastener                                                    18,950                6%          18,838                6%
                                  --------              ---         --------              ---         --------              ---
                                  $289,052              100%        $299,166              100%        $287,645              100%
                                  ========              ===         ========              ===         ========              ===


The following summarizes the principal products sold in each of the four markets:

INDUSTRIAL, RESIDENTIAL, COMMERCIAL AND UTILITY CONSTRUCTION. The principal products sold to this market include rigid conduit, flexible electrical nonmetallic tubing, fittings and accessories, outlet boxes, and other products. Other products in this market also include thermoplastic spirally extruded liquidtight conduit, and a broad line of industrial nonmetallic enclosures.


TELECOMMUNICATIONS. The products included in this market are traditional smooth wall communication duct and spacers used by telecommunication and CATV industries to house telecommunications cable, multi-cell duct systems designed to protect underground fiber optic cables and allow future cabling expansion, and flexible conduit used inside buildings to protect communications cable.

CONSUMER. The products included in this market are products such as light dimmers, fan speed controls, touch controls, wireless door chimes, motion sensors and home security systems. In addition, the Company supplies this market with products such as outlet boxes, electrical conduit, liquidtight conduit and electrical fittings.

ENGINEERED SEWER PRODUCTS. Principal products utilized by this market include closed profile engineered sewer pipe used for direct burial and sliplining as well as traditional solid wall sewer and drain pipe used in residential construction of sanitary drainage systems, sewer main and highway underdrain. Products range in diameters from 4 to 48 inches.

COMPETITION

Each of the four markets in which the Company presently operates is highly competitive based on service, price and quality. Most of the competitors are either national or smaller regional manufacturers who compete with limited product offerings. Unlike a majority of the Company's competitors, the Company manufactures a broad line of thermoplastic products, complementary fittings and accessories. The Company believes that its products will continue to compete favorably. However, certain of the Company's competitors have greater financial resources than the Company, which could adversely affect the Company through price competition strategies.

DISTRIBUTION

The Company distributes its products through a nationwide network of more than 170 manufacturers' representatives and a direct sales force of 47. Currently, three of these manufacturers' representatives maintain an inventory of the Company's products. The Company has reduced the number of these inventory locations and has developed its own strategically located distribution centers.

RAW MATERIALS

The Company is a large purchaser of pipe grade polyvinylchloride (PVC) resin and has historically been able to obtain quantities adequate for its manufacturing needs.

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

SEASONAL FACTORS

Three of the Company's four business units experience moderate seasonality caused principally by a decrease in construction activity during the winter months. They are subject also to the economic cycles affecting the construction industry. The Company's consumer products business unit is affected by consumer spending and consumer confidence.

MAJOR CUSTOMERS

Sales to Affiliated Distributors, a buying group not otherwise affiliated with the Company, totaled approximately 13% of net sales in 1996 and 12% of net sales in 1995 and 1994.

BACKLOG

Due to the nature of the Company's business, orders are generally filled within several weeks of order date. Therefore, the Company believes that statistics relative to order backlog are not indicative of the status of the Company's business at any point in time.

RESEARCH AND DEVELOPMENT

The Company is engaged in an aggressive new product development program in an effort to introduce innovative applications for thermoplastic and consumer electrical products. The Company maintains a separate product development center in Cleveland, Ohio to facilitate the introduction of value-added products and improve manufacturing processes. The Company sponsored research and development activity totaled $4.0 million, $3.7 million, and $3.4 million in 1996, 1995 and 1994, respectively.

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

EMPLOYEES

At December 28, 1996, the Company had 1,164 employees, 874 of whom were employed at the Company's manufacturing facilities and distribution centers. The remainder of employees were employed at the Company's corporate headquarters and product development facilities.

FOREIGN OPERATIONS

The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 1% of consolidated net sales in 1996, 2% in 1995, and 1% in 1994, and were made principally to countries in North America.

ACQUISITIONS

In October 1996, the Company purchased Dimango Products Corporation ("Dimango") located in Brighton, Michigan to expand its market share in the wireless door chimes, home security devices and other wireless products. The acquisition has been accounted for under the purchase method.

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

                                                   Approximate
                                                   Square Feet
                                                   -----------
Manufacturing Facilities (Owned):
---------------------------------

Woodland, California                                  73,000

High Springs, Florida                                113,000

Clinton, Iowa                                        156,000

Bowling Green, Ohio                                   61,000

Oklahoma City, Oklahoma                              166,000

Nazareth, Pennsylvania                                53,000

Pasadena, Texas                                       46,000

Distribution Centers (Leased):
------------------------------

Woodland, California                                  71,000

Montreal, Canada                                      20,000

Oklahoma City, Oklahoma                              129,000

Allentown, Pennsylvania                               65,000

The Company operated the above manufacturing facilities at approximately 86% of their productive capacity in 1996. The Company also owns a vacant 143,000 square foot manufacturing plant in Aurora, Ohio which is being marketed for sale.

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

Chairman, President and Chief Executive Officer since January 1990.  Age 59.

JAMES J. ABEL

Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Executive Vice President, Secretary, Treasurer and Chief Financial Officer since September 1994. Previously was Executive Vice President, Treasurer and Chief Financial Officer February 1993 - September 1994. Previously was Senior Vice President, Treasurer and Chief Financial Officer December 1990 - February 1993. Age 51.

CHARLES E. ALLEN

Senior Vice President

Senior Vice President since September 1989. Age 56.

MARK R. BUCK

Vice President - Carlon Electrical Products

Vice President, Carlon Electrical Products since July 1993. Previously was Vice President, Electrical Products Business Unit, April 1991 - July 1993. Previously was Vice President, Marketing, Electrical Products, January 1990 - April 1991. Age 43

ALBERT J. CATANI, II

Vice President - Manufacturing

Vice President, Manufacturing since August 1995. Previously was Independent Consultant, Environmental Growth Chambers, March 1995 - August 1995. Previously was Vice President, Operations, Universal Electronics, Inc., April 1993 - March 1995. Previously was Vice President, General Manager Mercury Plastics, Inc., November 1989 - April 1993. Age 49.

TIMOTHY A. HIBBARD

Vice President and Controller

Vice President and Controller since July 1996.

Previously was Division Controller, Kennametal, Inc. Metalworking Systems Division June 1993 - June 1996. Previously was Operations Controller, Kennametal Inc., Metalworking Manufacturing Division July 1988 - June 1993. Age 40.

MELVIN W. JOHNSON

Vice President

Vice President since February 1991.    Age 60.

A. CORYDON MEYER

Vice President - Lamson Home Products

Vice President, Lamson Home Products since September 1993. Previously was Vice President, Consumer Products Business Unit, April 1991 - September 1993. Previously was Vice President, Marketing, Consumer Products, March 1990 - April 1991. Age 42.

WILLIAM R. RADON

Vice President and Chief Information Officer

Vice President & Chief Information Officer since September 1995. Previously was Senior Manager, Ernst & Young, October 1988 - September 1995. Age 38.

LORI L. SPENCER

Vice President - Strategic Planning

Vice President, Strategic Planning since February 1997. Previously was Director, Financial Planning & Internal Audit, September 1994 - February 1997. Previously was Manager Internal Audit, August 1992 - September 1994. Previously was Senior Manager, Ernst & Young, August 1990 - August 1992. Age 38.

NORMAN P. SUTTERER

Vice President - Carlon Telecom Systems

Vice President, Carlon Telecom Systems since January 1994. Previously was Vice President Carlon Power & Telecom Systems, August 1992 - January 1994. Previously was Vice President Utility/ Communication Business Unit, February 1989 - August 1992. Age 47.

PART II

Item 5. -    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
             HOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. High and low sales prices for the common stock are included in Note K to the Consolidated Financial Statements. No dividends were paid in 1996, 1995 or 1994. The approximate number of shareholders of record of the Company's Common Stock at February 14, 1997 was 1,974.

Item 6. - SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

                                                                                 FISCAL YEARS ENDED
---------------------------------------------------------------------------------------------------------------------------
(In Thousands except per Share Data, Shareholders,          1996          1995          1994          1993         1992
Associates and Percentages)
---------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
    Net sales                                             $ 289,052     $ 299,166     $ 287,645     $ 259,572     $ 255,422
    Cost of products sold                                   227,778       242,608       235,876       221,405       220,901
    GROSS PROFIT                                             61,274        56,558        51,769        38,167        34,521
    Selling, general and administrative expenses             49,135        42,520        40,840        35,500        33,404
    Non-recurring charges                                                                                             4,602
    OPERATING INCOME (LOSS)                                  12,139        14,038        10,929         2,667        (3,485)
    Net interest expense                                      2,611         5,864         6,673         5,784         5,815
    INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES
     AND EFFECT OF ACCOUNTING CHANGE                          9,528         8,174         4,256        (3,117)       (9,300)
    Income tax benefit                                        4,100         3,900                                       800
    INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE EFFECT OF
     ACCOUNTING CHANGE                                       13,628        12,074         4,256        (3,117)       (8,500)
    Loss from discontinued operations                                                    (9,930)       (2,674)      (10,956)
    Cumulative effect of accounting change                                                                          (26,860)
    NET INCOME (LOSS)                                        13,628        12,074        (5,674)       (5,791)      (46,316)
---------------------------------------------------------------------------------------------------------------------------
Year-End Financial Position:
    Current Assets                                        $  90,945     $  80,244     $  87,526     $  83,842     $  86,737
    Other Assets                                              9,703         2,680         2,899         9,148        13,131
    Assets Held for Sale                                                                  3,742        17,555        16,349
    Property, Plant and Equipment                            60,473        51,747        53,979        57,841        61,028
    Total Assets                                            161,121       134,671       148,146       168,386       177,245
    Current Liabilities                                      51,906        49,584        52,032        48,268        50,336
    Long-Term Debt                                           36,911        24,842        46,958        62,730        58,579
    Other Long-Term Liabilities                              27,238        29,326        36,276        41,562        41,886
    Shareholders' Equity                                     45,066        30,919        12,880        15,826        26,444
    Working Capital                                          39,039        30,660        35,494        35,574        36,401
---------------------------------------------------------------------------------------------------------------------------
Statistical Information:
    Average number of common shares and
     common share equivalents                                13,641        13,404        13,239        13,210        13,197
    Number of shareholders of record                          1,987         2,162         2,370         2,553         2,531
    Number of associates                                      1,164         1,048         1,325         1,425         1,510
    Book value per share                                  $    3.30     $    2.33     $    0.97     $    1.20     $    2.00
    Market price per share                                $   7-1/4     $   7-3/4     $       6     $   4-3/4     $   5-5/8
    Market capitalization                                 $  96,433     $ 103,011     $  79,673     $  62,795     $  74,277
    Long-term debt as a % of market capitalization             38.3%         24.1%         58.9%        99.9%         78.9%
    Total debt as a % of market capitalization                 42.8%         27.8%         64.6%       103.8%         87.6%
    Operating cash flow as a % of total debt                   21.3%         66.6%          7.3%         5.7%         -7.9%
    Long-term debt as a % of equity                            81.9%         80.3%        364.6%       396.4%        221.5%
    Return on average equity from continuing operations        35.9%         55.1%         29.7%       -14.7%        -16.9%
---------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Common Share
    Continuing operations                                 $    1.00     $    0.90     $    0.32     $  (0.24)     $  (0.64)
    Discontinued operations                                                               (0.75)       (0.20)        (0.83)
    Accounting change                                                                                                (2.04)
    Net earnings (loss)                                   $    1.00     $    0.90     $   (0.43)    $  (0.44)     $  (3.51)

Item 7. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


DISCUSSION OF THE CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------

THE CONSOLIDATED STATEMENTS OF INCOME summarize Lamson & Sessions' operating performance over the last three years. In 1996, the Company reported the highest net income since 1988. This improvement primarily resulted from stronger gross profit margins and significantly reduced interest expense which offset increased administrative expenditures resulting from the Company's business process and information technology project. In late 1995, the Company sold Valley Todeco, its aerospace fastener business (see Note J to the Consolidated Financial Statements). This divestiture allowed the Company to retire subordinated debt and enabled the Company to focus on growth through acquisitions and new product development in the electrical products markets which it serves.

NET SALES of $289 million for 1996 were 3% lower than net sales of $299 million in 1995. However, excluding the results of Valley-Todeco, sold in the fourth quarter of 1995, sales in 1995 were $280 million, or an adjusted sales increase of 3% in 1996. The 1996 adjusted sales increase consisted of a 31% increase for Lamson Vylon Pipe, an 8% increase for Lamson Home Products, a 3% increase for Carlon Electrical Products, and a 12% decrease for Carlon Telecom Systems. The sales increase consisted of a 31% volume increase in priority pipe products, led by a 70% increase for Lamson Vylon Pipe, and a 6% volume increase in all other product lines, offset by a 16% price decrease in rigid pipe products. The price decrease in commodity rigid pipe products resulted directly from aggressive price competition. Net sales for 1995 were 4% higher than net sales of $288 in 1994. Adjusted 1995 sales were $280 million compared to $269 million in adjusted 1994 sales. The adjusted 1995 sales increase consisted of a 24% increase for Carlon Telecom Systems, a 4% increase for Lamson Home Products, a 1% increase for Carlon Electrical Products, and a 12% decrease for Lamson Vylon Pipe. The sales increase consisted of overall price increases of nearly 10%, a 15% new product volume increase for Carlon Telecom Systems, offset by sales volume decreases in engineered sewer products and electrical fittings.

GROSS MARGIN increased 12% to 21% of net sales in 1996, compared to 19% of net sales in 1995. This margin improvement was due to a shift in product mix that resulted in a greater than 10% increase in the percentage of revenue from non-commodity products which generate margins more than twice as high as commodity products. Gross margin percentage increased 5% to nearly 19% of net sales in 1995, compared to 18% of net sales in 1994. This improvement reflected the Company's continuing progress in implementing operating efficiencies, improved product mix as evidenced by new product introductions in Carlon Telecom Systems and reduced rigid pipe sales. Also in the fourth quarter, gross margin was adversely affected by declining polyvinylchloride (PVC) resin costs. The Company's continued emphasis on non-commodity products worked to minimize the effect of highly variable PVC pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were 17% of sales in 1996 and 14% of sales in 1995. The 16% expense increase from 1995 was a result of planned increases in expenditures for the Company's business process and information technology project as well as increased sales commissions and incentive programs made in support of changes in the Company's product mix. Selling, general and administrative expenses held constant at 14% of sales in 1995 and 1994. However, excluding the aerospace fastener business, the Company experienced an increase in these expenses of nearly 6%, reflecting marketing efforts and higher sales commissions, as well as staffing costs associated with new product programs and related support functions.

INTEREST EXPENSE decreased 55% from 1995 to 1996 as a result of lower average borrowings under the Company's secured credit agreement. In addition, the Company benefited further from rate reductions as interest coverage requirements continued to improve and the refinancing of industrial revenue bonds was completed. Interest expense decreased 12% from 1994 to 1995. The decrease resulted from a rate reduction due to the restructuring of the Company's secured credit agreement, refinancing of Industrial Revenue Bonds and debt reduction using cash generated from operating cash flow and the sale of assets.

INCOME TAX BENEFIT of approximately $4 million was generated in both 1996 and 1995 from a reduction in the valuation allowance placed on the Company's deferred tax assets due to continuing improvement in operating results and the outlook for sustained profitability. The Company recorded an alternative minimum tax provision since it continues to be in a net operating loss carryforward position.

DISCUSSION OF THE CONSOLIDATED BALANCE SHEET
--------------------------------------------

THE CONSOLIDATED BALANCE SHEET shows Lamson & Sessions' financial position at year end, compared to the previous year end. The statement provides information to assist in assessing such factors as the Company's liquidity and financial resources. The 1996 current ratio increased 13% to 1.8, mainly due to expanded inventory levels at year end. The 1996 debt to equity ratio remained constant compared to 1995 at approximately .9 to 1. Total debt increased over 40%, from $29 million to $41 million, while equity increased 46% to over $45 million.

ACCOUNTS RECEIVABLE are primarily due from trade customers. Accounts Receivable increased approximately $3 million in 1996 from 1995. Approximately half the increase resulted from the Dimango acquisition.

INVENTORIES increased nearly $8 million in 1996 from 1995. The inventory increase resulted primarily from a planned inventory build to support customers during the Company's year end shutdown and the transition to new information systems.

OTHER ASSETS increased $7 million in 1996 from 1995. The increase resulted from a $4.3 million reduction in the Company's valuation allowance related to the Company's deferred tax assets, and an increase in Patents and Goodwill.

LONG TERM DEBT increased $12 million during 1996. The revolving line of credit was used to finance working capital needs, to fund a portion of capital expenditures, and to acquire Dimango.

POST RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES decreased 7% from $29 million in 1995 to $27 million in 1996. The reduction related to improvements made by the Company in the management and delivery of pension and retiree medical benefits as well as a reduction in the assumed level of medical cost inflation.

DISCUSSION OF THE CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------

THE CONSOLIDATED STATEMENTS OF CASH FLOWS show cash inflows and outflows from the Company's operating, investing and financing activities. Cash and cash equivalents decreased slightly at year end 1996 compared to 1995. Operating cash flow decreased in 1996 compared to 1995 as a result of funding working capital requirements.

CASH FLOWS FROM OPERATING ACTIVITIES - The Company generated nearly $9 million in cash from operations in 1996, a decrease of $10 million from 1995. The primary source of the operating cash decrease was $6 million from inventory increases. The Company generated over $19 million in cash from operations in 1995, an increase of 405% over the prior year. The primary sources of the 1995 operating cash increase were the improvement in earnings from continuing operations and nearly $5 million in cash flow from inventory reductions.

CASH FLOWS FROM INVESTING ACTIVITIES - The Company used $22 million for 1996 investing activities. The Company invested over $17 million in product and process development programs and information technology and purchased Dimango. The Company generated $3 million in cash flow from 1995 investing activities. Cash receipts from the sale of a business unit exceeded the $11 million capital expenditures made by the Company. 1995 purchases of plant, property and equipment were targeted at reducing costs, providing efficiency in product development and more effectively utilizing support functions.

CASH FLOWS FROM FINANCING ACTIVITIES - The Company provided $13 million of cash flow from 1996 financing activities. The utilization of the revolving line of credit was increased to cover the portion of 1996 investing activities not covered by operating cash flow. The Company used over $22 million of cash flow for 1995 financing activities. The Company retired $11 million in 14% subordinated debt in 1995 and borrowings under the secured credit agreement were reduced nearly $11 million.

Based upon the Company's past performance and current expectations, management believes that internally generated cash flows and existing capacity under the secured credit agreement are adequate to fund the Company's 1997 cash needs for capital expenditures and general operating requirements.

OUTLOOK
-------

The following paragraphs contain forward looking comments. These comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

With the sale of its aerospace fastener business in the fourth quarter of 1995, the Company completed its divestiture program and is focusing its business in the four continuing business units. The Company's efforts are now directed at continuing to improve growth in sales and earnings. These efforts include pursuing internal growth opportunities such as the Company's investment in an enhanced information technology system and the Company's continuous improvement program. The Company is also pursuing and evaluating opportunities to grow through acquisitions, such as the acquisition of Dimango. Based on a) current estimates for 1997 construction spending, housing starts, interest rates and retail spending, b) forecasts of general economic improvement and c) the acquisition of Dimango, the Company expects to achieve continued sales and earnings growth in 1997.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements identifying factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company.

The statements made by the Company in its filings under the Exchange Act of 1934, as amended (the "Act"), its financial reporting and other forward-looking comments are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The risks that could cause actual results to differ materially include, but are not limited to: (i) volatility of resin pricing, (ii) changes in the pattern of construction spending in both the new construction, and repair and rehabilitation markets, (iii) changes in the number and distribution of housing starts, (iv) fluctuations in the interest rate affecting housing starts,
(v) unpredictable technological innovations that could make the Company's products comparatively less attractive, (vi) changes in local, state and federal regulations relating to building codes and the environment (in each case as they may affect the attractiveness of the Company's products and manufacturing costs), and (vii) a reversal in the country's general pattern of economic improvement affecting the markets for the Company's products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED  STATEMENTS OF INCOME

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
(In Thousands, except Per Share Data)

                                               Fiscal Years
                                    -----------------------------------
                                       1996         1995         1994
                                    -----------------------------------
Net sales                           $ 289,052    $ 299,166    $ 287,645
Cost of products sold                 227,778      242,608      235,876
                                    ---------    ---------    ---------
GROSS PROFIT                           61,274       56,558       51,769
Selling, general and
 administrative expenses               49,135       42,520       40,840
                                    ---------    ---------    ---------
OPERATING INCOME                       12,139       14,038       10,929
Interest                               (2,611)      (5,864)      (6,673)
                                    ---------    ---------    ---------
INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES         9,528        8,174        4,256

Income Tax Benefit                      4,100        3,900
                                    ---------    ---------    ---------
INCOME FROM CONTINUING
  OPERATIONS                           13,628       12,074        4,256
Loss from Discontinued Operations                                (9,930)
                                    ---------    ---------    ---------
NET INCOME (LOSS)                   $  13,628    $  12,074    $  (5,674)
                                    =========    =========    =========
EARNINGS (LOSS) PER COMMON SHARE
   Continuing operations            $    1.00    $    0.90    $    0.32
   Discontinued operations                                        (0.75)
                                    ---------    ---------    ---------
   Net income (loss)                $    1.00    $    0.90    $   (0.43)
                                    =========    =========    =========
AVERAGE COMMON SHARES                  13,641       13,404       13,239
                                    =========    =========    =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in Thousands)

                                                                                  FISCAL YEARS
                                                                       --------------------------------
OPERATING ACTIVITIES                                                     1996        1995         1994
                                                                       --------------------------------
Income from continuing operations                                      $ 13,628    $ 12,074    $  4,256
Adjustments to reconcile income from continuing
      operations to cash provided by continuing operations:
    Depreciation and amortization                                         8,770       8,758       8,544
    Deferred income tax-benefit                                          (4,300)     (3,900)
    Net change in working capital accounts:
      Accounts receivable                                                (1,551)       (820)       (719)
      Inventories                                                        (5,818)      4,939      (2,857)
      Prepaid expenses and other                                           (166)     (1,302)        589
      Accounts payable, accrued expenses and other current
            liabilities                                                    (476)       (826)      1,200
    Net change in other long-term items                                  (1,290)        131          79
                                                                       --------    --------    --------
CASH PROVIDED BY CONTINUING OPERATIONS                                    8,797      19,054      11,092

  Loss from discontinued operations                                                              (9,930)
  Adjustments to reconcile loss from discontinued operations to cash used by discontinued operations:
    Net change in assets held for sale                                                           (1,792)
    Net change in other long-term items                                                           4,403
                                                                                               --------
CASH USED BY DISCONTINUED OPERATIONS                                                             (7,319)
                                                                       --------    --------    --------

CASH PROVIDED BY OPERATING ACTIVITIES                                     8,797      19,054       3,773

INVESTING ACTIVITIES
  Purchase of business                                                   (5,427)
  Net proceeds from sale of businesses                                               14,297      16,430
  Net purchases of property, plant and equipment                        (16,771)    (11,019)     (6,074)
                                                                       --------    --------    --------
CASH (USED) PROVIDED BY INVESTING ACTIVITIES                            (22,198)      3,278      10,356

FINANCING ACTIVITIES
  Net borrowings under secured credit agreement                          12,446     (10,903)    (12,221)
  Net change in long-term borrowings and capital lease obligations          232        (828)     (1,484)
  Retirement of subordinated debt                                                   (11,120)
  Exercise of stock options                                                  50          65         273
                                                                       --------    --------    --------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             12,728     (22,786)    (13,432)
                                                                       --------    --------    --------
(DECREASE) INCREASE IN CASH                                                (673)       (454)        697
Cash at beginning of year                                                 1,431       1,885       1,188
                                                                       --------    --------    --------

CASH AT END OF YEAR                                                    $    758    $  1,431    $  1,885
                                                                       ========    ========    ========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

December 28, 1996 and December 30, 1995
(Dollars in Thousands)

                                                           1996       1995
                                                        --------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $    758   $  1,431
   Accounts receivable, less allowances;
     1996--$2,895 and 1995--$2,129                         36,626     34,028
   Inventories:
     Finished goods and work-in-process                    38,824     30,491
     Raw materials and supplies                             3,998      4,527
                                                         --------   --------
                                                           42,822     35,018
   Prepaid expenses and other                              10,739      9,767
                                                         --------   --------
                                  TOTAL CURRENT ASSETS     90,945     80,244

OTHER ASSETS                                                9,703      2,680

PROPERTY, PLANT AND EQUIPMENT
  Land                                                      3,751      3,751
  Buildings                                                24,035     23,416
  Machinery and equipment                                  86,151     83,962
                                                         --------   --------
                                                          113,937    111,129
  Less allowances for depreciation
     and amortization                                      53,464     59,382
                                                         --------   --------
                                                           60,473     51,747
                                                         --------   --------

                                  TOTAL ASSETS           $161,121   $134,671
                                                         ========   ========



See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEET

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

December 28, 1996 and December 30, 1995
(Dollars in Thousands)


                                                                               1996         1995
                                                                             ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                        $  19,084    $  17,322
     Accrued expenses and other liabilities                                     24,803       24,620
     Taxes                                                                       3,643        3,875
     Current maturities of long-term debt                                        4,376        3,767
                                                                             ---------    ---------
                                  TOTAL CURRENT LIABILITIES                     51,906       49,584
LONG-TERM DEBT                                                                  36,911       24,842


POST-RETIREMENT BENEFITS AND OTHER

  LONG-TERM LIABILITIES                                                         27,238       29,326

SHAREHOLDERS' EQUITY
     Common shares, without par value, with stated
         value of $.10 per share, authorized 20,000,000
         shares; outstanding--13,301,084 shares in 1996
         and 13,291,751 shares in 1995                                           1,330        1,329
     Other capital                                                              72,792       72,743
     Retained earnings (deficit)                                               (27,026)     (40,654)
     Pension adjustment                                                         (2,030)      (2,499)
                                                                             ---------    ---------
                                                                                45,066       30,919
                                                                             ---------    ---------

             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                        $ 161,121    $ 134,671
                                                                             =========    =========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in Thousands)

                                                           Retained                 Total
                                    Common      Other      Earnings    Pension   Shareholders'
                                    Shares     Capital     (Deficit)  Adjustment    Equity
                                   --------    --------    --------   ---------- -------------
Balance at January 1, 1994         $  1,322    $ 72,412     (47,054)   $(10,854)   $15,826
Net Loss                                                     (5,674)                (5,674)
Issuance of 58,750 common shares
  under stock option plans                6         267                                273
Pension adjustment                                                        2,455      2,455
                                   --------    --------    --------    --------    -------
Balance at December 31, 1994       $  1,328    $ 72,679    $(52,728)   $ (8,399)   $12,880

Net Income                                                   12,074                 12,074
Issuance of 12,967 common shares
  under stock option plans                1          64                                 65
Pension adjustment                                                        5,900      5,900
                                   --------    --------    --------    --------    -------
Balance at December 30, 1995       $  1,329    $ 72,743    $(40,654)   $ (2,499)   $30,919

Net Income                                                   13,628                 13,628
Issuance of  9,333 common shares
  under stock option plans                1          49                                 50
Pension adjustment                                                          469        469
                                   --------    --------    --------    --------    -------
Balance at December 28, 1996       $  1,330    $ 72,792    $(27,026)   $ (2,030)   $45,066
                                   ========    ========    ========    ========    =======




See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

Three fiscal years ended December 28, 1996

NOTE A--ACCOUNTING POLICIES

ORGANIZATION: The Company primarily is in one business segment and is engaged in the manufacture and distribution of a broad line of thermoplastic electrical, telecommunication and engineered sewer products. In addition, the Company distributes a wide variety of consumer electrical wiring devices and a variety of wireless electrical products. Products are sold primarily to national and regional electrical distributors, power utilities, regional Bell operating companies and other telecommunications providers, national and regional retailers, and government and private builders of sewer and drainage systems. Substantially all sales are made within North America. Sales to a single customer totaled approximately 13% in 1996 and approximately 12% in 1995 and 1994.

FISCAL YEAR: The Company's fiscal year end is the Saturday closest to December
31.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of significant intercompany items and transactions. Certain 1995 and 1994 items have been reclassified to conform with 1996 reporting classifications.

CASH AND CASH EQUIVALENTS: The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

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

RESEARCH AND DEVELOPMENT COSTS: Research and development costs consist of company sponsored activities to develop new value-added products. Costs are expensed as incurred. R&D expenditures were $4,000,000, $3,700,000, and $3,400,000 in 1996, 1995 and 1994, respectively.

ADVERTISING EXPENDITURES: Advertising costs are expensed as incurred. Advertising expenditures were $3,800,000, $3,200,000, and $2,100,000 for 1996,
1995 and 1994, respectively.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE B--LONG-TERM DEBT

Long-term debt consists of the following:

(Dollars in Thousands)

                                                   1996      1995
                                                  -------   -------
             Secured Credit Agreement:
               Term                               $11,250   $14,250
               Revolver                            18,248     2,802
                                                  -------   -------

                                                   29,498    17,052
             Industrial Revenue Bonds               8,870     8,970
             Building mortgage                      2,332     2,587
             Other                                    587
                                                  -------   -------

                                                   41,287    28,609
             Less amounts classified as current     4,376     3,767
                                                  -------   -------
                                                  $36,911   $24,842
                                                  =======   =======

The Company's long-term $65,000,000 secured credit agreement was refinanced effective July 14, 1995. The agreement is secured by the Company's accounts receivable, inventory, and property, plant and equipment. The agreement consists of both term and revolving credit facilities with interest variable on both portions. The rate paid varies based on the Company's financial performance and the pricing option chosen. Borrowings under this agreement carry interest based on any of three pricing options (prime rate, LIBOR or commercial paper) plus the applicable spread. Interest is paid in accordance with the maturity of the pricing option selected. The term portion of this facility carried interest at 2.75% over the commercial paper rate (8.3%) at December 28, 1996 and requires principal payments of $750,000 due the last day of each calendar quarter. The remaining revolving credit portion permits borrowings up to $50,000,000 at any time through December 31, 1999 and carries an average variable rate of 8.0% at December 28, 1996. The agreement provides for the payment of a commitment fee on the revolving line of credit of .375% per annum on the average daily unused commitment. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $12,800,000 under the agreement.

The Company's Industrial Revenue Bond financings include several issues due in annual installments from 1997 through 2023 with interest at variable rates. The weighted average rate for these bonds in December 1996 was 3.8%. The Company maintains a letter of credit related to one of the Industrial Revenue Bonds for approximately $1,900,000 with a local bank. The Company's headquarters facility is subject to a mortgage payable in equal monthly installments through 2003 with interest at 8.625%.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE B--LONG-TERM DEBT--Continued

The Company's credit agreements contain various restrictive covenants pertaining to maintenance of debt service, tangible net worth and certain other financial ratios.

The aggregate minimum combined maturities of long-term debt for the years 1998 through 2001 are approximately $3,740,000, $23,614,000, $888,000 and $968,000,
respectively, with $7,701,000 due thereafter.

Interest expense includes $471,000, $803,000, and $850,000 for amortization of deferred financing cost in 1996, 1995 and 1994, respectively. Interest capitalized was $417,000 and $100,000 in 1996 and 1995, respectively. No interest was capitalized in 1994. Interest paid was $2,647,000, $6,069,000, and $6,847,000 in 1996, 1995 and 1994, respectively.

Rental expense related to operating leases was $3,699,000, $3,470,000, and $3,015,000 in 1996, 1995 and 1994, respectively. Aggregate future minimum payments related to operating leases with initial or remaining terms of one year or more for the years 1997 through 2001 and thereafter are $2,368,000, $1,516,000, $1,038,000, $787,000 and $441,000, respectively.

NOTE C--DISCONTINUED OPERATIONS

The results of discontinued operations are reflected on a restated basis as follows:

(Dollars in Thousands)

                                                1994
                                            ----------
Net Sales                                   $   23,337
                                            ==========

Loss from Operations                        $    1,030
Loss on Disposal                                 8,900
                                            ----------
                                            $    9,930
                                            ==========


During the first quarter of 1994, the Company entered into a definitive agreement to sell substantially all of the assets and certain liabilities (including prospective pension and postretirement benefit obligations) of its Midland Steel Products Division for $16,430,000 resulting in a loss of $8,900,000 ($.67 per share) after related costs and expenses. Included in the loss on disposal is a curtailment loss of $1,140,000 related to net pension costs and a settlement gain of $650,000 related to postretirement benefits other than pensions. The Company believes adequate provision has been made for all contractual obligations, environmental costs, and other obligations retained in the sale of the division. Included in 1994 loss from operations is interest of $1,836,000 allocated on the basis of the Company's incremental borrowing rate applied on the net proceeds from the sale.

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

Pension expense from continuing operations is comprised of the following:

(Dollars in Thousands)

                                             1996       1995       1994
                                            -------    -------    -------
     Benefits earned                        $   930    $ 1,091    $ 1,694
     Interest on projected
      benefit obligations                     5,574      5,866      5,781
     Actual return on assets                 (9,572)    (7,799)    (1,917)
     Net amortization and deferral            3,889      2,546     (3,310)
     Curtailment loss/(gain)                    103       (759)
     Defined contribution and other plans       772        800        813
                                            -------    -------    -------
                                            $ 1,696    $ 1,745    $ 3,061
                                            =======    =======    =======


The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated statement of financial position:

                                          1996                  1995
                                    STATUS OF PLANS        STATUS OF PLANS
                                  -------------------     -------------------
(Dollars in Thousands)             ASSETS    BENEFITS      ASSETS    BENEFITS
                                   EXCEED     EXCEED       EXCEED     EXCEED
                                  BENEFITS    ASSETS      BENEFITS    ASSETS
                                  --------    --------    --------    --------
Actuarial present
  value of benefit
 obligations:
   Vested benefit
    obligations                   $ 37,971    $ 35,133    $ 38,665    $ 36,221
                                  ========    ========    ========    ========
   Accumulated benefit
    obligations                   $ 38,637    $ 35,385    $ 39,190    $ 36,253
                                  ========    ========    ========    ========
Plan assets at fair
  value                           $ 44,719    $ 26,691    $ 40,977    $ 26,709
Projected benefit
  obligations                      (41,116)    (35,785)    (42,285)    (36,671)
                                  --------    --------    --------    --------
Plan assets in excess
  of (less than)
  projected benefit
  obligations                        3,603      (9,094)     (1,308)     (9,962)
Unrecognized prior service cost        (58)        500         (55)        574
Unrecognized net loss                6,739       3,161      10,960       3,690
Unrecognized initial
  net asset                         (1,424)       (201)     (1,566)       (170)
Minimum liability                               (3,059)                 (3,677)
                                  --------    --------    --------    --------
Pension assets
  (liabilities)                   $  8,860    $ (8,693)   $  8,031    $ (9,545)
                                  ========    ========    ========    ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D--PENSION PLANS--Continued

Accrued expenses and other liabilities include the current portion of pension liabilities of $341,000 and $2,100,000 in 1996 and 1995, respectively. The discount rates used in determining pension expense were 7.4%, 8.0%, and 7.25% in 1996, 1995 and 1994, respectively. The discount rates used for funded status information were 7.4% in 1996 and 1995. The long-term rates of return on assets used in determining the funded status information were 9.5% in 1996 and 1995. Plan assets consist primarily of fixed income and equity marketable securities, including Company securities with a fair market value at December 28, 1996 of $2,992,000. The salary progression assumption used in determining the funded status information was 5% in each year.

NOTE E--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides health care and life insurance benefits for certain of its retired employees. The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employees' active service period. The Company funds these benefit costs on a pay-as-you-go basis, with the retiree, in most instances, paying a portion of the costs.

Summary information for the Company's plans is as follows:

(Dollars in Thousands)

                                                                1996      1995
                                                               -------   --------
Accumulated Postretirement Benefit Obligation (APBO):
                     Retirees                                  $12,877   $14,150
                     Active participants eligible to receive
                       benefits                                    898     1,330
                     Other active plan participants              2,246     3,762
                                                               -------   -------
                        Total APBO                              16,021    19,242
                     Unamortized gain                            6,541     3,182
                                                               -------   -------
                                                                22,562    22,424
                     Less: current portion                       1,800     1,800
                                                               -------   -------
                                                               $20,762   $20,624
                                                               =======   =======

The decrease in APBO is principally due to the reduction in the assumed health care cost trend rate. In addition, the Company remains contingently liable for postretirement benefits of certain businesses previously sold.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS--Continued

The components of periodic postretirement benefit cost reflected in continuing operations are as follows:

(Dollars in Thousands)

                                                       1996       1995     1994
                                                      -------    ------   ------
      Benefits earned                                 $   279    $  479   $  698
      Interest on postretirement benefit obligation     1,092     1,396    1,806
      Amortization of unrecognized net gain              (252)
                                                      -------    ------   ------
                                                      $ 1,119    $1,875   $2,504
                                                      =======    ======   ======


The discount rate used in determining the APBO was 7.0% in 1996 and 1995. The assumed health care cost trend rate used in measuring the APBO was an average of 10% in 1996 and 11% in 1995, declining to an ultimate rate of 5.5% in 2007 and thereafter.

If the health care cost trend rate assumptions were increased by 1%, the APBO as of December 28, 1996 would increase by 9.8%. The effect of this change on periodic postretirement benefit cost for 1996 would be an increase of 16.4%, or approximately $183,000.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F--LITIGATION

The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position.

NOTE G--PREFERRED AND PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at December 28, 1996.

The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value, which is part of purchase rights related to each outstanding common share. None of these shares were issued in 1996 or 1995. The right associated with each common share entitles its holder to purchase from the Company or acquiring company, one one-hundredth of a share of preference stock at a price of $47 which is subject to adjustment. The rights become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common shares or takes certain other actions. In any such event, a 15% or more owner is prohibited from exercising the rights. When exercisable, the rights entitle each holder to purchase, according to the agreement, either the Company's common shares or stock in the acquiring entity worth twice the value of the then applicable purchase price. Under certain circumstances, the Company has the authority to exchange each right for one common share without payment required. Unless otherwise extended, the Company may redeem the rights in their entirety, at a price of one cent per right, at any time until the tenth calendar day following any public announcement that beneficial ownership of 15% or more has occurred in the Company's common shares, or upon certain other events, including Board of Directors approval of a merger. The rights expire on September 7, 1998.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE H--STOCK COMPENSATION PLANS

At December 28, 1996, the Company has three fixed stock-based compensation plans. Under the 1994 Nonemployee Directors Stock Option Plan, the Company is authorized to issue 60,000 non-qualified stock options. The options become exercisable one year after date of grant and expire at the end of ten years. Under the 1988 Incentive Equity Performance Plan, the Company is authorized to issue 1,800,000 incentive stock options (ISO's), non-qualified stock options, stock appreciation rights (SAR's), and restricted or deferred stock. Options generally become exercisable, in part, one year after date of grant and expire at the end of ten years. At December 28, 1996, under both plans, a total of 643,900 options were available for future grant. Options outstanding under the 1978 Non-Qualified Incentive Stock Option Plan have been granted for the purchase of common shares. Options under the 1978 Plan will expire at the end of ten years from the date of grant. No options are available for future grant under the 1978 Plan.

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans, for options granted in 1996 and 1995, been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in Thousands, except Per Share Data)

                                                   1996               1995
                                                ---------           ---------
Net income                      As reported     $  13,628           $  12,074
                                Pro forma          13,383              11,821

Primary earnings per share      As reported     $    1.00           $    0.90
                                Pro forma            0.98                0.88

For pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: expected volatility of .304 percent, expected life of 5 years and risk-free interest rate of 6.0 percent for issued options.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE H--STOCK COMPENSATION PLANS--Continued

A summary of the status of the Company's three stock option plans as of December 28, 1996 and December 30, 1995 and changes during the respective years then ended is presented below:



(Shares in Thousands)

                                                      1996                          1995
                                        ------------------------------- ------------------------------
                                                           Weighted-                     Weighted-
                                                           Average                        Average
                                           Shares       Exercise Price     Shares      Exercise Price
                                        ----------    ----------------- ----------   -----------------
Outstanding at beginning of year              933          $  6.04          726          $  6.12
Granted                                       229             8.76          235             5.91
Exercised                                      (9)            5.29          (13)            5.01
Forfeited                                     (13)            7.60          (15)            8.22
                                           ------          -------         ----          -------
Outstanding at end of year                  1,140          $  6.58          933          $  6.04

Options exercisable at year-end               896                           478
Weighted-average fair value of
   options granted during the year                         $  3.32                       $  2.24


The following table summarizes information about options outstanding at December 28, 1996:

                                       Options Outstanding                                  Options Exercisable
                         -----------------------------------------------------------  ------------------------------
                            Number            Weighted-Average                          Number
       Range of          Outstanding              Remaining         Weighted-Average  Exercisable    Weighted-Average
    Exercise Prices      at 12/31/96        Contractual Life (Yrs)   Exercise Price   at 12/31/96     Exercise Price
    ---------------      -----------        ----------------------   --------------   -----------     --------------

      $  0-5               191,100                   3.94              $    4.42         191,100         $ 4.42
        5-10               902,400                   7.17                   6.75         677,150           6.21
       10-15                47,000                   5.01                  12.14          28,000          12.94

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE I--INCOME TAXES

The Company has provided for income taxes (benefit) as follows:

(Dollars in Thousands)

                                      1996             1995
                                      ----             ----
                 Current:
                    Federal          $   200          $     0
                                     -------          -------
                                         200                0

                    Deferred          (4,300)          (3,900)
                                     -------          -------
                                     $(4,100)         $(3,900)
                                     =======          =======

A deferred federal tax benefit of $4,300,000 and $3,900,000 was recorded in 1996 and 1995, respectively. No income tax benefit or expense was recorded in 1994. The Company has available net operating loss carryforwards totaling approximately $33 million which expire in the years 2003 to 2008. The Company also has available general business tax credit carryforwards of $1.8 million which expire through 2011 and alternative minimum tax credit carryforwards of approximately $1 million which may be carried forward indefinitely.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

(Dollars in Thousands)

                                                                 1996              1995
                                                                 ----              ----
Deferred tax assets:
          Net operating loss carryforwards                     $ 11,500          $ 12,600
          Other accruals, credits and reserves                    9,100             8,900
          General business and alternative minimum tax            2,700             2,700
             credits
          Postretirement benefits other than pensions             7,600             7,900
                                                               --------          --------
                                                                 30,900            32,100
          Less:  valuation allowance                            (16,900)          (23,500)
                                                               --------          --------
          Total net deferred tax assets                          14,000             8,600
Deferred tax liabilities:
          Tax in excess of book depreciation                      5,500             4,300
          Pensions                                                  300               400
                                                               --------          --------
          Total deferred tax liabilities                          5,800             4,700
                                                               --------          --------
                                                               $  8,200          $  3,900
                                                               ========          ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE I -- INCOME TAXES -- Continued

The valuation allowance for net deferred tax assets decreased by $6,600,000 in 1996 and $6,500,000 in 1995. The reduction was the result of net changes in temporary differences and the reversal of $4,300,000 in 1996 and $3,900,000 in 1995 of valuation allowance based on improved operating results for 1996 and 1995 and projected operating results for 1997.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

(Dollars in Thousands)

                                              1996             1995              1994
                                             -------          -------          -------
Tax expense (benefit) at statutory rates     $ 3,335          $ 2,849          $(1,995)
Adjustment due to:
          Change in valuation allowance       (6,600)          (6,500)           1,964
          Other                                 (835)            (249)              31
                                             -------          -------          -------
                                             $(4,100)         $(3,900)         $   -0-
                                             =======          =======          =======


Income taxes paid in 1996 and 1995 were $282,000 and $26,000 respectively. In 1994, the Company received an income tax refund of $201,000.


NOTE J--ACQUISITION/DISPOSITION OF BUSINESSES

In October 1996, the Company acquired all the outstanding shares of Dimango Products Corporation for $5.4 million (including the assumption of debt). The results of operations for Dimango from the date of acquisition are included in the Company's consolidated statement of income.

In November 1995, the Company sold its aerospace fastener business for approximately $11,700,000. Net sales for 1995 through the sale date and 1994 were $18,951,000 and $18,838,000, respectively. Operating results, corporate costs to prepare the business for sale, and anticipated future costs related to the business resulted in losses of approximately $3,000,000 in 1995 and $4,000,000 in 1994, respectively.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in Thousands, except Per Share Data)

NOTE K--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS--(UNAUDITED)

                                                                           Earnings            Market
                                                                             Per              Price Per
                           Net            Gross            Net              Common             Share
                          Sales           Profit          Income            Share       High             Low
                         --------         -------         -------         --------     -----------------------
Fiscal 1996:
  First quarter          $ 63,978         $13,838         $ 2,012         $   0.15       9-1/4          7-5/8
  Second quarter           77,405          16,426           3,603             0.26      13-1/2          9-1/4
  Third quarter            78,098          15,822           4,122             0.30      12-1/8          8-1/4
  Fourth quarter           69,571          15,188           3,891             0.29       8-7/8          6-7/8
                         --------         -------         -------         --------

TOTALS                   $289,052         $61,274         $13,628         $   1.00
                         ========         =======         =======         ========
Fiscal 1995:
  First quarter          $ 68,402         $12,299         $   825         $   0.06      6-5/8           5-1/4
  Second quarter           75,466          15,321           2,511             0.19      6-3/4           5-1/2
  Third quarter            85,716          16,727           3,352             0.25      7-3/8           5-3/8
  Fourth quarter           69,582          12,211           5,386             0.40          8               6
                         --------         -------         -------         --------

TOTALS                   $299,166         $56,558         $12,074         $   0.90
                         ========         =======         =======         ========



REPORT OF INDEPENDENT AUDITORS
------------------------------

Board of Directors and Shareholders
The Lamson & Sessions Co.

We have audited the accompanying consolidated balance sheet of The Lamson & Sessions Co. and Subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Cleveland, Ohio
January 23, 1997

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

/s/ John B. Schulze
----------------------------------
John B. Schulze
Chairman of the Board, President and
Chief Executive Officer

/s/ James J. Abel
----------------------------------
James J. Abel
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer

PART II

Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors

     The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 25, 1997 is hereby incorporated by reference.

(b)  Executive Officers - See Part I

(c)  Compliance with Section 16 (a) of the Exchange Act.

     The information set forth in the last paragraph under caption "Election of Directors" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 25, 1997 is hereby incorporated by reference.

Item 11. - EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 25, 1997 is hereby incorporated by reference.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Ownership of the Company's Common Shares," "Election of Directors" and "Security Ownership of Management" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 25, 1997 is hereby incorporated by reference.

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

None.

PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

     1.   Financial Statements

          Consolidated Statements of Income for Fiscal Years Ended 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for Fiscal Years Ended 1996, 1995 and 1994.

          Consolidated Balance Sheet at December 28, 1996 and December 30, 1995.

          Consolidated Statements of Shareholders' Equity for Fiscal Years Ended 1996, 1995 and 1994.

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

     3.   The exhibits listed in the accompanying Exhibit Index and required by
          Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated by reference as part of this Report.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended December 28, 1996.

(c)  Exhibits - See 14(a) 3.

     (d)  Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------
                                                  BALANCE AT     CHARGED TO                         BALANCE AT
                                                 BEGINNING OF    COSTS AND                           END OF
                 DESCRIPTION                        PERIOD        EXPENSES        DEDUCTIONS         PERIOD
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 28, 1996
Allowances deducted from assets:
         Trade receivable allowances                $2,129         $ 1,314          $  548          (B)$2,895
         Inventory obsolescence reserve                933             360             687          (C)   606
         Other current and long-term assets          2,757             535                          (E) 2,222
Accounts and loss reserves included in
   current and long-term liabilities                 6,423                             977          (F) 5,446
-------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 30, 1995
Allowances deducted from assets:
         Trade receivable allowances                $1,653         $ 1,528          $1,052          (B)$2,129
         Inventory obsolescence reserve              1,030             360             457          (C)   933
         Other current and long-term assets          6,866             612           4,721          (E) 2,757
Accounts and loss reserves included in
   current and long-term liabilities                 7,909                           1,486          (F) 6,423
-------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994
Allowances deducted from assets:
      Trade receivable allowances                   $1,559         $   805          $  711          (B)$1,653
      Inventory obsolescence reserve                 1,703             464           1,137          (C) 1,030
      Other Assets                                   3,452                          (3,414)         (D) 6,866
Accounts and loss reserves included in
   current and long-term liabilities                 3,027           8,950        (A)4,068          (A) 7,909
-------------------------------------------------------------------------------------------------------------


Note A - Provision for discontinued operations, costs relating to sales of businesses and non-recurring charges. Note B - Principally write-off of uncollectible accounts and disputed items, net of recoveries.

Note C - Principally the disposal of obsolete inventory. Note D - Adjustment to provisions for previously sold business.

Note E - Adjustment to reserves and collection of note receivable for previously sold businesses.

Note F - Principally payments on contractual obligations for previously sold businesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on this 7th day of March 1997.

                    THE LAMSON & SESSIONS CO.

                  By      /s/ James J. Abel
                          -------------------------------------------
                          James J. Abel
                          Executive Vice President, Secretary,
                          Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 7, 1997.

       Signature                        Title

 /s/ John B. Schulze                    Chairman of the Board, President
---------------------------------       and Chief Executive Officer
       John B. Schulze                  (Principal Executive Officer)


 /s/ James J. Abel                      Executive Vice President, Secretary,
---------------------------------       Treasurer and Chief Financial Officer
       James J. Abel                    (Principal Financial Officer and
                                        Principal Accounting Officer)

 /s/ Francis H. Beam, Jr.*              Director
---------------------------------
       Francis H. Beam, Jr.

 /s/ Leigh Carter*                      Director
---------------------------------
       Leigh Carter

 /s/ Martin J. Cleary*                      Director
---------------------------------
       Martin J. Cleary

 /s/ William H. Coquillette*                Director
---------------------------------
       William H. Coquillette

 /s/ John C. Dannemiller*                   Director
---------------------------------
       John C. Dannemiller

 /s/ George R. Hill*                        Director
---------------------------------
       George R. Hill

 /s/ A. Malachi Mixon III*                  Director
---------------------------------
       A. Malachi Mixon III

 /s/ John C. Morley*                        Director
---------------------------------
       John C. Morley

 /s/ D. Van Skilling*                       Director
---------------------------------
       D. Van Skilling

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.

   March 7, 1997

By /s/ James J. Abel
  ----------------------------------
   James J. Abel, Attorney-in-fact

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

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

       4(g) Rights Agreement, amended and restated as of February 14, 1990, by and between the Company and National City Bank (incorporated by reference to Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

*     10(a) 1988 Incentive Equity Performance Plan (as amended on
            September 22, 1988, February 23, 1989, December 20, 1990 and April 24, 1992) (incorporated by reference to Exhibit 28 of the Company's Registration Statement on Form S-8 and Form S-3 (Registration No. 33-54732) filed with the Securities and Exchange Commission on November 20, 1992).

*     10(b) Form of Three-Year Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

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

*     10(e) Form of Amended and Restated Supplemental Executive Retirement
            Agreement dated as of March 20, 1990 between the Company and certain of its executive officers (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

*     10(f) The Company's Deferred Compensation Plan for Nonemployee
            Directors (incorporated by reference to the Company's Registration Statement, on Form S-8 (Registration No. 33-12585) filed with the Securities and Exchange Commission on September 24, 1996).

*     10(g) Form of Indemnification Agreement between the Company and the
            Directors and certain officers (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*     10(h) The Company's Long Term Incentive Plan filed herewith.

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

      10(t) Amendment No. 1 dated as of October 30, 1995, to the GECC Loan
            Agreement (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

      10(u) Amendment No. 2 and Consent dated as of November 8, 1995 to the
            GECC Loan Agreement (incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

      10(v) Amendment  No. 3 dated as of March 31,  1996,  to the GECC Loan
            Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1996).

      10(w) Amendment No. 4 dated as of October 25, 1996, to the GECC Loan
            Agreement (incorporated by reference to Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 1996).

      10(y) Amendment No. 5 dated as of March 5, 1997, to the  GECC
            Loan Agreement, filed herewith.

*     10(z) The Company's Nonemployee Director Stock Option Plan
            (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-62443) filed with the Securities and Exchange Commission on September 8, 1995).

      11    Computation of Earnings Per Common Share filed herewith.

      21    Subsidiaries of the Registrant filed herewith.

      23    Consent of Independent Accountants filed herewith.

      24    Powers of Attorney filed herewith.

      27 Financial Data Schedule (Submitted for the SEC's Information) filed herewith.