Form 10-Q
period 1997-04-05
LAMSON & SESSIONS CO
filed 1997-05-20
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 5, 1997
                                        -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                          Commission File Number 1-313

                            THE LAMSON & SESSIONS CO.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                       34-0349210
----------------------------------          ------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

    25701 Science Park Drive
         Cleveland, Ohio                                 44122-9803
----------------------------------          ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                  216/464-3400
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 5, 1997 the Registrant had outstanding 13,306,084 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(In thousands, except per share amounts)

                                                        FIRST QUARTER ENDED
                                                   -----------------------------
                                                     1997                 1996
                                                   -----------------------------

Net sales                                          $ 68,844             $ 63,978
Cost of products sold                                53,951               50,140
                                                   --------             --------

GROSS PROFIT                                         14,893               13,838

Selling, general and
 administrative expenses                             12,691               11,787
Other income                                            (62)
                                                   --------             --------

OPERATING INCOME                                      2,264                2,051
Interest                                                807                  689
                                                   --------             --------

INCOME BEFORE INCOME TAXES                            1,457                1,362

Income tax benefit                                      700                  650
                                                   --------             --------

NET INCOME                                         $  2,157             $  2,012
                                                   ========             ========

EARNINGS PER COMMON SHARE                          $   0.16             $   0.15
                                                   ========             ========


AVERAGE COMMON SHARES                                13,546               13,609
                                                   ========             ========


See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)


                                                               FIRST QUARTER
                                                                   ENDED            YEAR END
                                                               ------------------------------
                                                                   1997              1996
                                                               ------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                    $   1,301         $     758
   Accounts receivable                                             49,023            36,626
   Inventories
     Finished goods and work-in-process                            44,989            38,824
     Raw materials and supplies                                     6,854             3,998
                                                                ---------         ---------
                                                                   51,843            42,822
   Prepaid expenses and other                                       8,642            10,739
                                                                ---------         ---------
TOTAL CURRENT ASSETS                                              110,809            90,945

OTHER ASSETS                                                        9,846             9,703

PROPERTY, PLANT AND EQUIPMENT                                     115,778           113,937
   Less allowances for depreciation and amortization               54,690            53,464
                                                                ---------         ---------
                                                                   61,088            60,473
                                                                ---------         ---------
                                        TOTAL ASSETS            $ 181,743         $ 161,121
                                                                =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $  26,972         $  19,084
   Accrued expenses and other liabilities                          23,945            24,803
   Taxes                                                            3,815             3,643
   Current maturities of long-term debt                             3,626             4,376
                                                                ---------         ---------
TOTAL CURRENT LIABILITIES                                          58,358            51,906

LONG-TERM DEBT                                                     48,842            36,911

POST-RETIREMENT BENEFITS AND OTHER LONG TERM LIABILITIES           27,296            27,238

SHAREHOLDERS' EQUITY
   Common shares                                                    1,331             1,330
   Other Capital                                                   72,815            72,792
   Retained earnings (deficit)                                    (24,869)          (27,026)
   Pension adjustment                                              (2,030)           (2,030)
                                                                ---------         ---------
                                                                   47,247            45,066
                                                                ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 181,743         $ 161,121
                                                                =========         =========


See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands)


                                                                              FIRST QUARTER ENDED
                                                                          ---------------------------
                                                                              1997            1996
                                                                          ---------------------------

OPERATING ACTIVITIES
   Net income                                                              $  2,157         $  2,012
   Adjustments to reconcile net income to cash (used) provided by operations:
      Depreciation and amortization                                           1,714            2,063
      Deferred income tax benefit                                              (725)            (732)
      Net change in working capital accounts:
        Accounts receivable                                                 (12,397)          (2,054)
        Inventories                                                          (9,021)          (5,395)
        Prepaid expenses and other                                            2,460            1,567
        Current liabilities                                                   7,202            6,604
      Net change in other long-term items                                       176             (122)
                                                                           --------         --------
CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                 (8,434)           3,943

INVESTING ACTIVITIES
   Net purchases of property, plant and equipment                            (2,228)          (3,398)
                                                                           --------         --------
CASH USED BY INVESTING ACTIVITIES                                            (2,228)          (3,398)

FINANCING ACTIVITIES
   Net change in secured credit agreement                                    11,307           (1,849)
   Net changes in long-term borrowing and capital lease obligations            (126)             304
   Exercise of stock options                                                     24
                                                                           --------         --------
CASH PROVIDED (USED)  BY FINANCING ACTIVITIES                                11,205           (1,545)
                                                                           --------         --------

INCREASE (DECREASE) IN CASH                                                     543           (1,000)
Cash at beginning of year                                                       758            1,431
                                                                           --------         --------
CASH AT END OF THE PERIOD                                                  $  1,301         $    431
                                                                           ========         ========



See Notes to Consolidated Financial Statements (Unaudited).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations have been included. Certain 1996 amounts have been reclassified to conform with 1997 classifications.

NOTE B - ACCOUNTING POLICIES

The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" at year end 1997. Adoption of this standard is not expected to have a material impact on calculation of earnings per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENT OF INCOME

Sales for the quarter were up nearly 8% compared to the prior year quarter. The sales increase was driven by a greater than 15% increase in sales of flexible and priority pipe products, fittings and wireless electrical products offset by the planned exit of some rigid pipe products.

Gross profit increased over $1 million or 8% in the first quarter of 1997 compared to the first quarter of 1996. Additional gross profit generated from increased non-commodity product sales was offset by significant raw material cost increases on commodity products in the latter half of the quarter. Selling price increases on commodity rigid pipe product contracts lagged raw material price increases in accordance with historical trends. Higher freight and distribution costs associated with the implementation phase of the new TOPPS information technology project also had an unfavorable gross profit impact.

Selling, general and administrative expenses remained at 18% of net sales in the first quarter of 1997 as in 1996. Higher selling costs related to the increased non-commodity sales levels coupled with high current period administrative costs, related to the aforementioned system conversion and prior year acquisition integration, caused the percentage of sales for these expenses to remain constant despite the higher base of sales. The growth in borrowing generated the increase in interest expense. The Company recorded an income tax benefit of $.7 million in the first quarter consistent with the prior year's period.

CONSOLIDATED BALANCE SHEET

Accounts receivable increased approximately $12 million compared to year end levels due to a higher concentration of sales later in the quarter period and slowed billing and collection associated with the aforementioned system conversion project. Inventory increased $9 million compared to year end levels due to planned inventory increases to augment customer service and seasonal inventory building in the first quarter for the traditional higher volume shipping months of May through October. Accounts payable increased nearly $8 million compared to year end levels reflecting the expanded inventory levels. Total debt increased $11 million compared to year end as the secured credit line was used to fund working capital requirements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Cash generated by operations decreased $12 million from the prior year quarter. The cash use occurred primarily because of the Accounts Receivable increase in the quarter related to increased year to year March sales, as well as, billing and collection issues mentioned previously.

Financing activities generated nearly $13 million more cash than the prior year quarter due to draws on the revolving credit agreement to fund working capital requirements.

Outlook:
--------

         The Company's efforts are directed toward the achievement of sustainable revenue and profit growth over time. The Company's investment in enhanced information technology and the development or acquisition of new products which reduce the Company's sensitivity to commodity raw materials form an important part of these efforts.

         While the Company's performance in the first quarter of 1997 was in line with expectations, these results were achieved despite incurring higher raw material costs and with a less than favorable product mix of commodity rigid pipe products. Information currently available to management indicates that the Company's financial performance in the second quarter may be adversely affected by the following factors: a) the implementation of a new fully-integrated information system during the first quarter which has provided information in the second quarter that has caused management to re-evaluate its estimates for customer deductions and credits; and b) a fire that completely consumed the Company's Brighton, Michigan facility has resulted in a disruption of business that will adversely affect shipments of wireless electrical products in the second and third quarters of 1997. This facility was an assembly, packaging and distribution point which should be recreated in a few months. However, the impact of insurance settlements related to the fire will not be known for some time.

         The extent to which these factors may adversely affect the current quarter, as well as the entire year, are not yet estimable, but the Company's second quarter may be below its expectations in revenues and earnings.

         The Company is encouraged by the relative strength of its markets year-to-date, and it expects market selling prices on commodity products to improve in the remaining months of 1997. Forecasts of general economic strength, as well as current estimates for construction spending, housing starts, retail spending and consumer confidence appear to be consistent with the Company's operating performance expectations.

         The Company is also focusing its efforts on improving operating cash flow throughout the remaining quarters of this year. Working capital is expected to be reduced to a level more consistent with past trends in relation to sales throughout the remainder of this year.

         The Company will be pursuing additional financing opportunities during the second and third quarters to augment available capital for use in acquisitions and for other growth requirements.

         These forward-looking comments are subject to the cautionary limitations in connection with the `safe-harbor' provisions of the Private Securities Litigation Reform Act of 1995 which are provided in the Company's report on Form 10-K filed in March 1997.

PART II

ITEM 1 - LEGAL PROCEEDINGS

The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  11  Compilation of Earnings Per Share

                  27  Financial Data Schedule

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended April 5, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE LAMSON & SESSIONS CO.
                            -------------------------
                                  (Registrant)

DATE:    May 20, 1997                  By  /s/
                                           ------------------------------------
                                                   James J. Abel

                                               Executive Vice President,
                                               Secretary,  Treasurer and Chief
                                               Financial Officer