Form 10-Q
period 1997-07-05
LAMSON & SESSIONS CO
filed 1997-08-19
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 5, 1997
                                       ------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                      ------------   ------------

                          Commission File Number 1-313

                      T H E  L A M S O N  &  S E S S I O N S  C O.
                      --------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Ohio                                34-0349210
       -------------------------------        ---------------------------------
       (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

        25701 Science Park Drive
              Cleveland, Ohio                              44122-9803
    ---------------------------------------   ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X    No
                         ------   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 1997 the Registrant had outstanding 13,345,184 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        Second Quarter           First Half
                                            Ended                   Ended
                                     -------------------------------------------
                                       1997       1996         1997       1996
                                     -------------------------------------------
Net sales                            $ 72,439    $ 77,405    $141,283   $141,383
Cost of products sold                  59,667      60,979     113,618    111,119
                                     --------    --------    --------   --------
GROSS PROFIT                           12,772      16,426      27,665     30,264

Selling, general and
 administrative expenses               10,916      12,869      23,607     24,656

Other Income                             (252)                   (314)
                                     --------    --------    --------   --------
OPERATING INCOME                        2,108       3,557       4,372      5,608
Interest                                  833         654       1,640      1,343
                                     --------    --------    --------   --------
INCOME BEFORE INCOME TAXES              1,275       2,903       2,732      4,265

Income tax benefit                        700         700       1,400      1,350
                                     --------    --------    --------   --------
NET INCOME                           $  1,975    $  3,603    $  4,132   $  5,615
                                     ========    ========    ========   ========
EARNINGS PER COMMON SHARE            $   0.15    $   0.26    $   0.31   $   0.41
                                     ========    ========    ========   ========
AVERAGE COMMON SHARES                  13,541      13,782      13,543     13,695
                                     ========    ========    ========   ========





See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET (Unaudited)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                           First Half
                                                             Ended     Year End
                                                           ----------------------
                                                             1997         1996
                                                           ---------    ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                               $     556    $     758
   Accounts receivable                                        48,701       36,626
   Inventories
     Finished goods and work-in-process                       38,549       38,824
     Raw materials and supplies                                5,544        3,998
                                                           ---------    ---------
                                                              44,093       42,822
   Prepaid expenses and other                                 10,939       10,739
                                                           ---------    ---------
TOTAL CURRENT ASSETS                                         104,289       90,945

OTHER ASSETS                                                  10,403        9,703

PROPERTY, PLANT AND EQUIPMENT
 Land                                                          3,751        3,751
 Buildings                                                    23,836       24,035
 Machinery and equipment                                      92,273       86,151
                                                           ---------    ---------
                                                             119,860      113,937

   Less allowances for depreciation and amortization          56,654       53,464
                                                           ---------    ---------
                                                              63,206       60,473

                                        TOTAL ASSETS       $ 177,898    $ 161,121
                                                           =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                        $  25,086    $  19,084
   Accrued expenses and other liabilities                     20,406       24,803
   Taxes                                                       3,724        3,643
   Current maturities of long-term debt                        3,626        4,376
                                                           ---------    ---------
TOTAL CURRENT LIABILITIES                                     52,842       51,906

LONG-TERM DEBT                                                51,379       36,911

POST-RETIREMENT BENEFITS AND OTHER LONG TERM LIABILITIES      24,405       27,238

SHAREHOLDERS' EQUITY
   Common shares                                               1,332        1,330
   Other capital                                              72,864       72,792
   Retained earnings (deficit)                               (22,894)     (27,026)
   Pension adjustment                                         (2,030)      (2,030)
                                                           ---------    ---------
                                                              49,272       45,066
                                                           ---------    ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 177,898    $ 161,121
                                                           =========    =========




See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                                        First Half Ended
                                                                      --------------------
                                                                        1997       1996
                                                                      --------    --------
OPERATING ACTIVITIES
   Net income                                                         $  4,132    $  5,615
   Adjustments to reconcile net income to cash (used) provided by operations:
      Depreciation and amortization                                      3,771       4,121
      Deferred income tax benefit                                       (1,450)     (1,607)
      Net change in working capital accounts:
        Accounts receivable                                            (12,075)     (7,211)
        Inventories                                                     (1,271)     (3,718)
        Prepaid expenses and other                                         526       1,003
        Current liabilities                                              1,686       7,048
      Net change in other long-term items                               (3,004)       (939)
                                                                      --------    --------
CASH (USED) PROVIDED BY OPERATING ACTIVITIES                            (7,685)      4,312

INVESTING ACTIVITIES
   Net purchases of property, plant and equipment                       (6,309)     (7,097)
                                                                      --------    --------
CASH USED BY INVESTING ACTIVITIES                                       (6,309)     (7,097)

FINANCING ACTIVITIES
   Net change in secured credit agreement                               13,924       2,798
   Net changes in long-term borrowing and capital lease obligations       (206)        208
   Exercise of stock options                                                74          26
                                                                      --------    --------
CASH PROVIDED BY FINANCING ACTIVITIES                                   13,792       3,032

(DECREASE) INCREASE IN CASH                                               (202)        247
Cash at beginning of year                                                  758       1,431
                                                                      --------    --------

CASH AT END OF THE PERIOD                                             $    556    $  1,678
                                                                      ========    ========




See Notes to Consolidated Financial Statements (Unaudited).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

         NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and changes in accounting estimates) considered necessary for a fair presentation of the results of operations have been included. Certain 1996 amounts have been reclassified to conform with 1997 classifications.

         NOTE B - ACCOUNTING POLICIES

         The Company will adopt statement of Financial Accounting Standards No. 128, "Earnings per Share" at year end 1997. Adoption of this standard is not expected to have a material impact on the calculation of earnings per share.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 5, 1997
AND COMPARABLE PERIODS ENDED JUNE 29, 1996

CONSOLIDATED STATEMENT OF INCOME

Net sales in the second quarter of 1997 decreased $5 million, or over 6%, compared to the second quarter of 1996. Approximately $3 million of the sales decrease in the second quarter resulted from customer deductions and credits stemming from the implementation in the first quarter of 1997 of a new fully-integrated information management system. In addition, the disruption to the Company's wireless electrical products business from the fire that completely consumed the Company's Brighton, Michigan, facility (which had been acquired in October 1996) resulted in approximately $2 million in lower sales. Sales for the first half were essentially unchanged from the same period last year.

Gross profit decreased in excess of $3 million in the second quarter compared to the second quarter of 1996, in part due to the factors which reduced the sales level. In addition, due to competitive conditions, the Company was unable to raise its prices on commodity rigid pipe products after absorbing substantial raw material cost increases from February through May 1997. The inability to recover these raw material cost increases adversely affected selling prices thereby reducing gross profit levels. The Company remains exposed to commodity raw material cost fluctuations. While the Company's historical reliance on these commodity products is reducing, they still comprise a significant part of its overall product mix. The Company's manufacturing plants operated at significantly reduced production rates in May and June in order to reduce inventory levels to better align them with the level of business activity. Customer sales order patterns have moderated which reflects the less than acceptable service levels and inefficiencies occurring during the implementation of new operating systems and distribution center relocations. As a result, the gross margin fell to 18% in the second quarter and compares unfavorably to 21% for the same period in 1996.

Selling, general and administrative expenses at 15% of sales were nearly $2 million below year-ago levels in the second quarter. Reduced selling expenses associated with the lower sales level and a decrease in administrative costs supporting the business systems implementation contributed to the decline. For the six-month period, selling, general and administrative costs fell $1 million compared to a year ago, attributable to the decreased second quarter sales level. The Company recorded an income tax benefit of $.7 million in the second quarter, consistent with the prior-year period.

During the second quarter and first half, management changes in estimate of certain reserves and accruals favorably impacted gross profit and selling, general and administrative expense by approximately $4 million and mitigated the effect of implementing the new operating system and business processes for the Company. These changes in estimate primarily relate to the Company's operating systems implementation ($1.7 million) and employee health, retirement and incentive compensation plans ($2.0 million).

CONSOLIDATED BALANCE SHEET

Accounts Receivable increased approximately $12 million compared to year-end levels due to a higher concentration of sales later in the quarter period and slowed billing and collection associated with the business systems implementation. Inventories at the end of the second quarter increased $1 million from year-end levels, however, inventories decreased $8 million during the second quarter to better align stocks with demand. Accounts Payable increased $6 million from year-end primarily due to more favorable payment terms from the Company's largest raw material vendors. Accrued expenses and other liabilities decreased $4 million mainly due to the changes in accounting estimates already discussed.


Long-term debt rose $2 million in the second quarter and nearly $14 million in the first half due to working capital increases primarily in accounts receivable. The Company expects to convert these billings to cash in the third quarter and utilize it to reduce the long-term debt level at that time.

OUTLOOK

The Company's efforts are focused on reducing the inefficiencies and extra costs incurred to deal with adverse factors which impacted the operating performance in the first half. Improvement is being realized in customer service performance and there has been easing in raw material costs, but management believes that there will still be lingering effects from these factors which will tend to lower sales and earnings expectations for the third quarter and full year.

Recovering the confidence of key customers is a top priority in the next few months. This should improve sales order volume and operating efficiencies but requires an outward focus toward customers that was not present in the first half as the Company dealt with internal issues arising from cultural changes associated with the implementation of the new operating systems.

The Company expects the demand levels in its markets to remain stable, but to moderate with seasonal trends in construction activity. Project delays continue to frustrate the Company's Lamson Vylon Pipe and Carlon Telecom Systems business units. Retail activity and customer interest in new products is encouraging for Lamson Home Products.

The Company expects a stronger operating cash flow and lower debt levels in the third quarter as the inventory reduction program in the second quarter should generate cash during the next few weeks. Strong working capital management and moderated capital spending are expected to provide adequate liquidity. Additional financing opportunities continue to be evaluated consistent with the Company's growth requirements.

The foregoing outlook contains expectations that are forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors such as (i) the volatility of polyvinylchloride resin pricing, (ii) changes in the pattern of construction spending in both the new construction, and repair and rehabilitation markets, (iii) changes in the number of distribution of housing starts, (iv) fluctuations in the interest rate affecting housing starts, (v) unpredictable technological innovations that could make the Company's products comparatively less attractive, (vi) changes in local, state and federal regulations relating to building codes and the environment (in each case as they may affect the attractiveness of the Company's products and manufacturing costs), (vii) the ability of the Company to pass through raw material costs increases to its customers and (viii) a reversal in the country's general pattern of economic improvement affecting the markets for the Company's products.

PART II

Item 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On April 25, 1997, the Company held its Annual Meeting of Shareholders. At the meeting, 13,306,084 common shares (92.20% of the common shares outstanding) were voted. The following directors were elected in Class II and received the votes indicated next to their names:

                              CLASS II                        FOR                  AUTHORITY
                      ---------------------------        ----------------       ----------------
                      John C. Dannemiller                  12,166,253                   102,573
                      George R. Hill                       12,168,939                    99,887
                      D. Van Skilling                      12,168,215                   100,611

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a)Exhibits.

             Exhibit No.            Description
             ---------------        ---------------------------------------
                    10(aa)          Amendment 6 dated July 24, 1997, to the
                                    GECC Loan Agreement filed herewith.
                    11              Computation of Earnings Per Share
                    27              Financial Data Schedule


            (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended July 5, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE LAMSON & SESSIONS CO.
                            -------------------------
                                  (Registrant)

DATE: August 19, 1997             By /s/ James J. Abel
      ---------------               --------------------------------------
                                     Executive Vice President, Secretary,
                                     Treasurer and Chief Financial Officer