Form 10-Q
period 1997-10-04
LAMSON & SESSIONS CO
filed 1997-11-18
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 4, 1997
                                      ----------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to_________

                          Commission File Number 1-313

      T  H  E     L  A  M  S  O  N     &     S  E  S  S  I  O  N  S    C O.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                      34-0349210
--------------------------------           ---------------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)
  25701 Science Park Drive
        Cleveland, Ohio                                44122-9803
----------------------------------------               ----------
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


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----    -----


                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No
                         -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 1997 the Registrant had outstanding 13,393,684 common shares.

PART I
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENT (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        THIRD QUARTER ENDED                        NINE MONTHS ENDED
                                                  -----------------------------             -------------------------------
                                                     1997                1996                  1997                  1996
                                                  --------             --------             ---------              --------

Net sales                                         $ 70,492              $78,098             $ 211,775              $219,481
Cost of products sold                               62,139               62,276               175,757               173,395
                                                  --------              -------             ---------              --------

GROSS PROFIT                                         8,353               15,822                36,018                46,086


Selling, general and
 administrative expenses                            12,954               11,807                36,247                36,463
                                                  --------              -------             ---------              --------

OPERATING INCOME                                    (4,601)               4,015                  (229)                9,623

Interest                                             1,046                  593                 2,686                 1,936
                                                  --------              -------             ---------              --------


INCOME BEFORE INCOME TAXES                          (5,647)               3,422                (2,915)                7,687

Income Tax Benefit                                                          700                 1,400                 2,050
                                                  --------              -------             ---------              --------

NET INCOME                                        $ (5,647)             $ 4,122             $  (1,515)             $  9,737
                                                  ========              =======             =========              ========

EARNINGS PER COMMON SHARE                         $  (0.42)             $  0.30             $   (0.11)             $   0.71
                                                  ========              =======             =========              ========


AVERAGE COMMON SHARES                               13,378               13,674                13,331                13,688
                                                  ========              =======             =========              ========

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEET (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                                                          NINE MONTHS
                                                                                             ENDED             YEAR END
                                                                                        ---------------------------------
                                                                                              1997               1996
                                                                                        ---------------------------------
ASSETS
CURRENT ASSETS
   Cash                                                                                   $     382          $     758
   Accounts receivable                                                                       43,937             36,626
   Inventories
     Raw materials and supplies                                                               5,549              3,998
     Finished goods and work-in-process                                                      34,564             38,824
                                                                                          ---------          ---------
                                                                                             40,113             42,822
   Prepaid expenses and other                                                                11,763             10,739
                                                                                          ---------          ---------
TOTAL CURRENT ASSETS                                                                         96,195             90,945

OTHER ASSETS                                                                                 10,233              9,703

PROPERTY, PLANT AND EQUIPMENT                                                               119,995            113,937
   Less allowances for depreciation and amortization                                         56,934             53,464
                                                                                          ---------          ---------
                                                                                             63,061             60,473
                                                                                          ---------          ---------
                                                                         TOTAL ASSETS     $ 169,489          $ 161,121
                                                                                          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                       $  27,853          $  19,084
   Accrued expenses and other liabilities                                                    21,951             24,803
   Taxes                                                                                      3,473              3,643
   Current maturities of long-term debt                                                       3,726              4,376
                                                                                          ---------          ---------
TOTAL CURRENT LIABILITIES                                                                    57,003             51,906

LONG-TERM DEBT                                                                               48,126             36,911

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES                                     20,575             27,238

SHAREHOLDERS' EQUITY
   Common shares                                                                              1,340              1,330
   Other capital                                                                             73,295             72,792
   Retained earnings (deficit)                                                              (28,820)           (27,026)
   Pension adjustment                                                                        (2,030)            (2,030)
                                                                                          ---------          ---------
                                                                                             43,785             45,066
                                                                                          ---------          ---------
                                           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 169,489          $ 161,121
                                                                                          =========          =========

          See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                                                                  NINE MONTHS ENDED
                                                                                            -----------------------------
                                                                                                1997               1996
                                                                                            -----------         ---------

OPERATING ACTIVITIES
   Net income                                                                               $ (1,515)           $  9,737
   Adjustments to reconcile net income to cash (used) provided by operations:
      Depreciation and amortization                                                            6,415               6,256
      Deferred income tax benefit                                                             (1,450)             (2,512)
      Net change in working capital accounts:
        Accounts receivable                                                                   (7,311)            (11,857)
        Inventories                                                                            2,709              (1,411)
        Prepaid expenses and other                                                              (298)                 83
        Current liabilities                                                                    5,468               8,830
      Net change in other long-term items                                                     (6,758)             (1,266)
                                                                                            --------            --------
   Cash (used) provided by operating activities                                               (2,740)              7,860

INVESTING ACTIVITIES
   Net purchases of property, plant and equipment                                             (8,715)            (12,282)
                                                                                            --------            --------
CASH USED BY INVESTING ACTIVITIES                                                             (8,715)            (12,282)

FINANCING ACTIVITIES
   Net change in secured credit agreement                                                     11,183               3,224
   Net changes in long-term borrowing and capital lease obligations                             (618)                151
   Exercise of stock options                                                                     514                  50
                                                                                            --------            --------
CASH PROVIDED BY FINANCING ACTIVITIES                                                         11,079               3,425

DECREASE IN CASH                                                                                (376)               (997)
Cash at beginning of year                                                                        758               1,431
                                                                                            --------            --------

CASH AT END OF THE PERIOD                                                                   $    382            $    434
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

In June 1997 FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both of which are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The requirements of both statements only impact financial statement disclosure. Accordingly, these statements are not expected to have a material impact on the Company's financial position or the results of its operations.

         ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 4, 1997
AND COMPARABLE PERIODS ENDED SEPTEMBER 28, 1996

CONSOLIDATED STATEMENT OF INCOME

Net sales in the third quarter of 1997 decreased $8 million, or approximately 10%, compared to the third quarter of 1996. The sales decrease resulted from a continued inability to pass through raw material cost increases from any of the Company's business units as well as customer service issues related to the implementation of the Company's new management information system. The largest volume decrease was in the area of commodity rigid pipe, which accounted for 60% of the sales decrease. Sales of electrical fittings products also suffered declines due to customer service problems related to the information system issue and several large diameter sewer pipe projects experienced customer schedule delays. However, volume increases were achieved in the Company's telecommunication priority products. Sales for the first nine months decreased by $8 million compared to the prior-year period resulting from the third quarter decreases stated above.

Gross profit decreased $7 million in the third quarter of 1997 compared to the third quarter of 1996. The gross profit decrease resulted from lower sales levels, elevated distribution and freight costs, and unplanned manufacturing variances. The Company experienced a significant increase in distribution costs during the quarter, from the second quarter and compared to the prior-year quarter, as heavy emphasis was placed on increasing customer order fill rates and improving delivery timeliness to regain customer confidence. Freight was negatively impacted by the UPS strike as well as by the Union Pacific rail logistics problems which continue. The Company also operated its manufacturing facilities at less than capacity to decrease its working capital investment in inventory which resulted in volume variances negatively impacting the quarterly results. Gross profit decreased approximately $10 million for the first nine months of 1997 compared to the same period in 1996. The year-to-date decrease resulted from lower sales levels, raw material price increases in the first half of the year that were absorbed by the Company as well as elevated third quarter distribution costs and manufacturing variances.

Selling, general and administrative expenses were 18.4% of sales in the third quarter of 1997 compared to 15.1% in the comparable 1996 period primarily due to lower sales in the current year's quarter and increased depreciation for the new information system that did not exist in 1996. Commission expense in 1997 was higher as a percentage of sales due to an increase in the average rate being paid on higher margin products. For the nine-month period, selling, general and administrative costs as a percentage of sales were 17% in both years. However, the increased depreciation expense for the new information system for year-to-date 1997 was offset by decreases in other administrative expenses.

Interest expense increased over 75% in the third quarter of 1997 compared to 1996. This increase resulted from increased debt levels supporting higher working capital investment and the operating loss as well as higher borrowing rates. Interest expense increased 39% in the first nine months of 1997 compared to the same period in 1996. Year-to-date interest increases also primarily relate to increased borrowing levels.

An income tax benefit was not booked in the third quarter due to the Company's lack of pre-tax profits during the period.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED BALANCE SHEET

Accounts Receivable increased approximately $7 million compared to 1996 year-end levels. This increase is lower than traditionally experienced by the Company during this period due to the lower sales levels. Days sales outstanding are up slightly due to slower collection efforts as associates adapt to the new information system. Inventories at the end of the third quarter decreased $3 million from 1996 year-end levels and $4 million from the second quarter. The inventory decrease is a direct result of the Company's focused inventory reduction efforts. Accounts Payable increased $9 million from 1996 year-end primarily due to more favorable payment terms from the Company's largest raw material vendors and aggressive cash management efforts. Accrued expenses and other liabilities decreased $3 million compared to 1996 year end levels mainly due to the second quarter accounting estimate changes.

Long-term debt has risen $11 million compared to year-end 1996 but has decreased over $3 million since the end of the second quarter. Working capital decreases during the third quarter are being used to reduce debt. However, in light of weaker results from year to date operations, increased borrowing has been used primarily to purchase capital equipment and the continued funding of the Company's pension plans.

CONSOLIDATED STATEMENT OF CASH FLOWS

Cashflow from operations resulted in a $3 million use for the first nine months of 1997 compared to a source of $8 million for the same period in 1996. The decline in cashflow from operations relates almost exclusively to the decline in operating profits between the two years.

Cashflow used by investing activities is down nearly $4 million, comparing the first nine months of 1997 and 1996. The decrease relates to a shift from heavy investment in the new information system in 1996 to a more moderate spending level in 1997 which is more focused on manufacturing capacity additions and productivity improvements.

OUTLOOK AND UPDATE

The Company's efforts are focused on reducing the inefficiencies and extra costs being incurred to meet customer service expectations. Improvement is anticipated in customer service performance in the fourth quarter, but the Company's management believes there will still be some lingering effects from prior customer service issues which will continue to lower sales and earnings expectations for the rest of the year.

Recovering the confidence of key customers is a top priority for the remainder of 1997. When this goal is reached, the Company should realize improved sales order volume and operating efficiencies. This requires an outward focus toward customers that was not present earlier in the year as the Company dealt with internal issues arising from cultural changes associated with the implementation of the new operating systems.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company expects the demand levels in its markets to remain stable, but to moderate with seasonal trends in construction activity in the fourth quarter. Shipments relating to Dimango products have resumed as of the end of the third quarter and the Company is hopeful of regaining its market leadership position in the first half of 1998.

The Company generated operating cash flow of nearly $5 million in the third quarter despite having a substantial loss from operations. The Company anticipates improved operating performance in the fourth quarter, continued aggressive working capital management and moderated capital spending which should provide adequate liquidity. Additional financing opportunities continue to be evaluated consistent with the Company's growth requirements.

The foregoing outlook contains expectations that are forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors such as (i) the volatility of polyvinylchloride resin pricing, (ii) changes in the pattern of construction spending in both the new construction, and repair and rehabilitation markets, (iii) changes in the number of distribution of housing starts, (iv) fluctuations in the interest rate affecting housing starts, (v) unpredictable technological innovations that could make the Company's products comparatively less attractive, (vi) changes in local, state and federal regulations relating to building codes and the environment (in each case as they may affect the attractiveness of the Company's products and manufacturing costs), (vii) the ability of the Company to pass through raw material cost increases to its customers, (viii) recovering the confidence of key customers, (ix) resolution of the Union Pacific rail logistics problems, and (x) a reversal in the country's general pattern of economic improvement affecting the markets for the Company's products.

PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.


         Exhibit
         No.                   Description
         ------------         ----------------------------------------
           10(bb)             Waiver dated September 30, 1997, to the GECC Loan
                              Agreement filed herewith.
            11                Computation of Earnings Per Share
            27                Financial Data Schedule

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended October 4, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            THE LAMSON & SESSIONS CO.
                        --------------------------------
                                  (Registrant)




DATE:  November 17, 1997     By    /s/      James J. Abel
                                   ----------------------------------------
                                      Executive Vice President, Secretary
                                      Treasurer and Chief Financial Officer