Form 10-K
period 1998-01-03
LAMSON & SESSIONS CO
filed 1998-02-26
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the fiscal year ended January 3, 1998

         [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                           Commission File Number  1-313

                            THE LAMSON & SESSIONS CO.
             (Exact name of Registrant as specified in its charter)


         Ohio                                               34-0349210
----------------------------------------      -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)
25701 Science Park Drive
     Cleveland, Ohio                                   44122-7313
----------------------------------------      ----------------------------------
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: 216/464-3400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
                                                    WHICH REGISTERED
             TITLE OF EACH CLASS                 New York Stock Exchange
       Common Shares, without par value          Pacific Stock Exchange

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held as of February 13, 1998 by non-affiliates of the registrant: $84,850,565.

         As of February 13, 1998 the Registrant had outstanding 13,415,684 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

All of the Company's thermoplastic products compete with and serve as substitutes for similar metallic products. The Company's engineered sewer pipe products compete with and serve as substitutes for clay, concrete, ductile iron, asbestos cement and polyethylene products. The Company's thermoplastic products offer several advantages over these other products. Specifically, nonmetallic electrical conduit and related fittings and accessories are generally less expensive, lighter and easier to install than metallic products. Furthermore, thermoplastic conduit does not rust, corrode or conduct electricity. Thermoplastic sewer pipe weighs less than alternative products, is easier and more economical to install, does not degenerate due to chemical attack as do some competing products, and eliminates avoidable problems which can be caused by infiltration and exfiltration.

Four markets are served, each of which has unique product and marketing requirements. These markets are: (i) Industrial, Residential, Commercial and Utility Construction (served by Carlon Electrical Products) -contractors engaged in the installation of electrical systems in industrial, residential and commercial construction, and electric power utility projects; original equipment manufacturers who use components as subassemblies for their own products; and industrial companies who maintain or repair their own facilities; (ii) Telecommunications (served by Carlon Telecom Systems) -- cable television ("CATV"), telephone and telecommunications companies; (iii) Consumer (served by Lamson Home Products) -- retail consumers of electrical products who perform "do-it-yourself" home repairs; and small electrical contractors; and (iv) Engineered Sewer Products (served by Lamson Vylon Pipe) -- various government and private builders of sewer and drainage systems.

A breakdown of revenues as a percent of net sales related to significant classes of product by major market segment for 1997, 1996 and 1995, respectively, is as follows:


                                         1997                              1996                             1995
                                 ------------------------------   ------------------------------    -----------------------------
(Dollars in thousands)
Industrial, Residential,
Commercial & Utility
Construction                          $146,610              54%         $156,218             54%         $151,701             51%

Telecommunications                      47,434              17%           48,993             17%           55,456             19%
Consumer                                59,983              22%           55,199             19%           51,213             17%
Engineered Sewer
Products                                17,753               7%           28,642             10%           21,846              7%
Aerospace Fastener                                                                                         18,950              6%
                                 --------------   -------------   ---------------  -------------    --------------  -------------
                                      $271,780             100%         $289,052            100%         $299,166            100%
                                 ==============   =============   ===============  =============    ==============  =============

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

ENGINEERED SEWER PRODUCTS. Principal products utilized by this market include closed profile engineered sewer pipe used for direct burial and sliplining. Products range in diameters from 4 to 54 inches.

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

DISTRIBUTION

The Company distributes its products through a nationwide network of more than 100 manufacturers' representatives and a direct sales force of 28. Currently, two of these manufacturers' representatives maintain an inventory of the Company's products.

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

MAJOR CUSTOMERS

Sales to Affiliated Distributors, a buying group not otherwise affiliated with the Company, totaled approximately 13% of net sales in 1997 and 1996 and 12% of net sales in 1995.

BACKLOG

In three of the Company's four business units, the order to delivery cycle ranges from several days to a few weeks. However, the Company's Engineered Sewer Products business has become increasingly dependent upon order backlog as its product line has shifted from small diameter products to large diameter products which are more predominately sold via a formal project bidding process. The business completed 1997 with an order backlog of $6.4 million compared to $5.0 million in 1996 which illustrates strong growth and a shift in the range of products offered.


RESEARCH AND DEVELOPMENT

The Company is engaged in an aggressive new product development program in an effort to introduce innovative applications for thermoplastic and wireless electrical products. The Company maintains a separate product development center in Cleveland, Ohio to facilitate the introduction of value-added products and improve manufacturing processes. The Company sponsored research and development activity totaled $4.6 million, $4.0 million, and $3.7 million in 1997, 1996 and 1995, respectively.

ENVIRONMENTAL REGULATIONS

The Company believes that its current operations and its use of property, plant and equipment conform in all material respects to applicable environmental laws and regulations presently in effect. The Company has facilities at numerous geographic locations, which are subject to a range of federal, state and local environmental laws and regulations. Compliance with these laws has, and will, require expenditures on a continuing basis.

ASSOCIATES

At January 3, 1998, the Company had 1044 associates, 808 of whom were employed at the Company's manufacturing facilities and distribution centers. The remainder of associates were employed at the Company's corporate headquarters and product development facilities.

FOREIGN OPERATIONS

The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 2% of net sales in 1997, 1% in 1996, and 2% in 1995, and were made principally to countries in North America.


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

                                                                   Approximate
                                                                   Square Feet
                                                                   -----------
MANUFACTURING FACILITIES (OWNED):
Woodland, California                                                   73,000

High Springs, Florida                                                 113,000

Clinton, Iowa                                                         156,000

Bowling Green, Ohio                                                    61,000

Oklahoma City, Oklahoma                                               166,000

Nazareth, Pennsylvania                                                 53,000

Pasadena, Texas                                                        46,000

DISTRIBUTION CENTERS (LEASED):

Woodland, California                                                  103,000

Oklahoma City, Oklahoma                                               129,000

Allentown, Pennsylvania                                                65,000


The Company operated the above manufacturing facilities at approximately 87% of their productive capacity in 1997.

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

Chairman, President and Chief Executive Officer since January 1990.  Age 60.

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

CHARLES E. ALLEN

Senior Vice President

Senior Vice President since September 1989. Age 57.

ALBERT J. CATANI, II

Vice President - Manufacturing

Vice President, Manufacturing since August 1995. Previously was Independent Consultant, Environmental Growth Chambers, March 1995 - August 1995. Previously was Vice President, Operations, Universal Electronics, Inc., April 1993 - March 1995. Previously was Vice President, General Manager Mercury Plastics, Inc., November 1989 - April 1993. Age 50.

DONALD A. GUTIERREZ

Vice President - Carlon Electrical Products

Vice President, Carlon Electrical Products since July 1997. Previously was National Sales Manager since January 1997. Previously was Manager, Distributor Sales August 1996 - January 1997. Previously was in Marketing and Sales with General Electric 1979 - August 1996. Age 40.

MELVIN W. JOHNSON

Vice President

Vice President since February 1991.    Age 61.


A. CORYDON MEYER

Vice President - Lamson Home Products

Vice President, Lamson Home Products since September 1993. Previously was Vice President, Consumer Products Business Unit, April 1991 - September 1993. Age 43.


ROBERT J. MOYER

Vice President - Supply Chain Management

Vice President, Supply Chain Management since July 1997. Previously was Vice President, Distribution since April 1997. Previously was Vice President, Supply Chain Management, Little Tikes Co., 1994 - April 1997. Previously was Materials Manager, Nordson Corp. 1988 - 1994. Age 44.


LORI L. SPENCER

Vice President and Controller

Vice President and Controller since August 1997. Previously was Vice President, Strategic Planning since February 1997. Previously was Director, Financial Planning & Internal Audit, September 1994 - February 1997. Previously was Manager Internal Audit, August 1992 - September 1994. Age 39.


NORMAN P. SUTTERER

Vice President - Carlon Telecom Systems

Vice President, Carlon Telecom Systems since January 1994. Previously was Vice President Carlon Power & Telecom Systems, August 1992 - January 1994. Age 48.

PART II

Item 5. -    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
             HOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. High and low sales prices for the common stock are included in Note L to the Consolidated Financial Statements. No dividends were paid in 1997, 1996 or 1995. The approximate number of shareholders of record of the Company's Common Stock at February 13, 1998 was 1,812.

Item 6. - SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY


                                                                              Fiscal Years Ended
                                                     ----------------------------------------------------------------------
(in thousands except per share data, shareholders,         1997          1996          1995          1994           1993
associates and percentages)
---------------------------------------------------------------------------------------------------------------------------

Operations:
Net sales                                                $ 271,780     $ 289,052     $ 299,166     $ 287,645     $ 259,572
Cost of products sold                                      226,449       227,778       242,608       235,876       221,405
GROSS PROFIT                                                45,331        61,274        56,558        51,769        38,167
Selling, general and administrative expenses                47,826        49,135        42,520        40,840        35,500
OPERATING (LOSS) INCOME                                     (2,495)       12,139        14,038        10,929         2,667
Net interest expense                                         3,768         2,611         5,864         6,673         5,784
(LOSS) INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
 AND EFFECT OF ACCOUNTING CHANGE                            (6,263)        9,528         8,174         4,256        (3,117)
Income tax benefit                                           1,550         4,100         3,900
(LOSS) INCOME FROM CONTINUING
 OPERATIONS BEFORE EFFECT OF
 ACCOUNTING CHANGE                                          (4,713)       13,628        12,074         4,256        (3,117)
Loss from discontinued operations                                                                     (9,930)       (2,674)
Cumulative effect of accounting change                      (4,940)
NET (LOSS) INCOME                                           (9,653)       13,628        12,074        (5,674)       (5,791)
---------------------------------------------------------------------------------------------------------------------------
Year End Financial Position:
Current Assets                                            $ 91,567      $ 90,945      $ 80,244      $ 87,526      $ 83,842
Other Assets                                                14,598         9,703         2,680         2,899         9,148
Assets Held for Sale                                                                                   3,742        17,555
Property, Plant and Equipment                               56,329        60,473        51,747        53,979        57,841
Total Assets                                               162,494       161,121       134,671       148,146       168,386
Current Liabilities                                         57,580        51,906        49,584        52,032        48,268
Long-Term Debt                                              44,712        36,911        24,842        46,958        62,730
Other Long-Term Liabilities                                 23,221        27,517        29,326        36,276        41,562
Shareholders' Equity                                        36,981        44,787        30,919        12,880        15,826
Working Capital                                             33,987        39,039        30,660        35,494        35,574
---------------------------------------------------------------------------------------------------------------------------
Statistical Information:
Average number of common shares and
 common share equivalents                                   13,537        13,641        13,404        13,239        13,210
Number of shareholders of record                             1,832         1,987         2,162         2,370         2,553
Number of associates                                         1,044         1,164         1,048         1,325         1,425
Book value per share                                        $ 2.73        $ 3.28        $ 2.33        $ 0.97        $ 1.20
Market price per share                                 $   5-13/16      $  7-1/4     $   7-3/4            $6        $4-3/4
Market capitalization                                     $ 77,970      $ 96,433     $ 103,011      $ 79,673      $ 62,795
Long-term debt as a % of market capitalization                57.3%         38.3%         24.1%         58.9%         99.9%
Total debt as a % of market capitalization                    62.2%         42.8%         27.8%         64.6%        103.8%
Operating cash flow as a % of total debt                       6.2%         21.3%         66.6%          7.3%          5.7%
Long-term debt as a % of equity                              120.9%         82.4%         80.3%        364.6%        396.4%
Return on average equity from continuing operations          (11.5)%        36.0%         55.1%         29.7%        (14.7)%
---------------------------------------------------------------------------------------------------------------------------
Basic (loss) Earnings Per Common Share:
Continuing operations                                         $ (0.35)       $ 1.02        $ 0.91        $ 0.32       $ (0.24)
Discontinued operations                                                                                   (0.75)        (0.20)
Cumulative effect of accounting change                        $ (0.37)
Net (loss) earnings                                           $ (0.72)       $ 1.02        $ 0.91       $ (0.43)      $ (0.44)

Diluted (loss) Earnings Per Common Share:
Continuing operations                                         $ (0.35)       $ 1.00        $ 0.90        $ 0.32       $ (0.24)
Discontinued operations                                                                                   (0.75)        (0.20)
Cumulative effect of accounting change                        $ (0.37)
Net (loss) earnings                                           $ (0.72)       $ 1.00        $ 0.90       $ (0.43)      $ (0.44)

The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page 19.

Item 7. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

DISCUSSION OF THE CONSOLIDATED STATEMENTS OF OPERATIONS
THE CONSOLIDATED STATEMENTS OF OPERATIONS summarize Lamson & Sessions' operating performance over the last three years.

NET SALES of $272 million for 1997 were 6% lower than net sales of $289 million in 1996. Lamson Vylon Pipe Business accounted for $11 million from this decline. Approximately $4 million of the sales decrease resulted from a planned exit from commodity sewer pipe products, and $7 million resulted from large diameter pipe project delays. Despite the disruption to the Company's wireless electrical products business from the fire at the Brighton, Michigan facility and customer service and logistic support issues, Lamson Home Products was able to offset these declines by the introduction of new products and retail market strength to grow by 8%. Reduction of net sales in Carlon Electrical Products and Carlon Telecom System Units were due primarily to the customer service problems resulting from the implementation of new business processes and information technology supply chain logistics issues, and a reduction in rigid pipe product due to competitive pressures in the market.

Net Sales of $289 million for 1996 were 3% lower than net sales of $299 million in 1995. However, excluding the results of Valley-Todeco, sold in the fourth quarter of 1995, sales in 1995 were $280 million, and 1996 sales represented an adjusted increase of 3%. The 1996 adjusted sales increases consisted of 31% for Lamson Vylon Pipe, 8% for Lamson Home Products, and 3% for Carlon Electrical Products, partially offset by a 12% decrease for Carlon Telecom Systems. The sales increase consisted of a 31% volume increase in priority pipe products, led by a 70% increase for Lamson Vylon Pipe, and a 6% volume increase in all other product lines, offset by a 16% price decrease in rigid pipe products. The price decrease in commodity rigid pipe products resulted directly from aggressive price competition.

GROSS MARGIN decreased 21% to 17% of net sales for 1997 compared to 21% of net sales in 1996. The gross margin decrease was due in part to the same factors that reduced sales levels. In addition, because of competitive conditions and customer service issues, the Company was unable to raise prices on its commodity rigid pipe after absorbing substantial raw material price increases. Manufacturing plants operated at reduced production rates for several months in 1997 in order to decrease the working capital investment in inventory. Distribution costs were elevated due to logistic network changes and heavy emphasis on increasing customer order fill rates and delivery timeliness to regain customer confidence. Freight costs were also negatively impacted by the UPS strike and Union Pacific rail logistic problems during the year.

Gross Margin increased 12% to 21% of net sales in 1996, compared to 19% of net sales in 1995. This margin improvement was due to a shift in product mix that resulted in a greater than 10% increase in the percentage of revenue from non-commodity products which generate margins more than twice as high as commodity products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were reduced by 3% to $48 million in 1997 compared to 1996. This decrease was primarily the result of lower sales commissions, as 1997 net sales were 6% less than 1996. Despite the reduction in expense, the total cost rose to 18% of net sales in 1997 compared to 17% in 1996 due to the decrease in net sales between the two periods.

Selling, General and Administrative Expenses were 17% of sales in 1996 and 14% of sales in 1995. The 16% expense increase from 1995 was a result of planned increases in expenditures for the Company's business process and information technology project as well as increased sales commissions and incentive programs made in support of changes in the Company's product mix.

INTEREST EXPENSE of $4 million for 1997 reflects a 44% increase from 1996 and is primarily attributable to increased debt levels, higher working capital investment and the operating loss. The Company had planned to incur the cost of the increased working capital investment in support of key projects that it was implementing in 1997. The operating loss decreased the interest coverage under the terms of the secured borrowing agreements and resulted in higher borrowing rates.

Interest Expense decreased 55% from 1995 to 1996 as a result of lower average borrowings under the Company's secured credit agreement. In addition, the Company benefited further from rate reductions under the terms of the secured credit agreements as interest coverage ratios continued to improve and the refinancing of industrial revenue bonds was completed.

INCOME TAX BENEFIT of approximately $2 million in 1997 and $4 million in 1996 was generated from a reduction in the valuation allowance placed on the Company's deferred tax assets. The reduction in the valuation allowance was eliminated when the Company's operating performance resulted in a loss and will not be utilized further until the Company reestablishes its profitability on a sustainable basis.

CHANGE IN ACCOUNTING PRINCIPLE
The Company changed its accounting policy to expense as incurred all future costs related to Business Process Re-engineering Costs as required by Emerging Issues Task Force (EITF) Issue No. 97-13. This change resulted in a cumulative adjustment of $4.9 million in the fourth quarter of 1997 and is discussed in Note J of the Notes to Consolidated Financial Statements.

This charge is separate from the effect on operations which relates to the implementation of new business processes and information technology as previously described in this Discussion of the Consolidated Statement of Operations.

DISCUSSION OF THE CONSOLIDATED BALANCE SHEET
THE CONSOLIDATED BALANCE SHEET shows Lamson & Sessions' financial position at year end, compared to the previous year end. The statement provides information to assist in assessing such factors as the Company's liquidity and financial resources. The 1997 current ratio decreased 9% to 1.6, mainly due to increased accounts payable. The 1997 total debt to equity ratio increased to 1.3 to 1 in 1997 compared to .9 to 1 in 1996. Total debt increased over 17%, from $41 million to $48 million, while equity decreased 17% to $37 million.

ACCOUNTS RECEIVABLE are primarily due from trade customers. Accounts Receivable decreased approximately $4 million in 1997 from 1996 mainly due to lower sales and strong cash management efforts in the second half of the year. This effort reversed the trend of slower payment experienced earlier in the year as the Company implemented new business processes and information technology.

INVENTORIES increased nearly $3 million in 1997 from 1996. The inventory increase resulted primarily from a planned inventory build to support customer service performance while the Company implemented key projects related to its manufacturing and distribution operations.

OTHER ASSETS increased $5 million in 1997 from 1996. The increase resulted from continued improvement in the funding condition of the Company's qualified pension plans.

LONG-TERM DEBT increased $8 million during 1997. The revolving line of credit was used to finance working capital needs, fund a portion of capital expenditures, and continued funding of the Company's pension and retiree medical plans.

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES decreased 15% from $27 million in 1996 to $23 million in 1997. The reduction related to actual payments made for retiree medical benefits as well as management changes in estimates of employee health, retirement and incentive compensation plans.

DISCUSSION OF THE CONSOLIDATED STATEMENTS OF CASH FLOWS
THE CONSOLIDATED STATEMENTS OF CASH FLOWS show cash inflows and outflows from the Company's operating, investing and financing activities. Cash and cash equivalents increased slightly at year end 1997 compared to 1996.

CASH FLOWS FROM OPERATING ACTIVITIES - The Company generated $3 million in cash from operations in 1997, a decrease of nearly $6 million from 1996. The decline in cashflow from operations in 1997 relates to the decline in operating profits between the two years offset by better management of accounts receivable and accounts payable.

The Company generated nearly $9 million in cash from operations in 1996, a decrease of $10 million from 1995. The primary use of operating cash was $6 million for inventory increases. The Company generated over $19 million in cash from operations in 1995, an increase of 405% over the prior year. The primary sources of the 1995 operating cash increase were the improvement in earnings from continuing operations and nearly $5 million in cash flow from inventory reductions.

CASH FLOWS FROM INVESTING ACTIVITIES - The Company used $12 million in 1997 investing activities for the purchases of equipment, primarily for increasing capacity and production efficiencies, a decrease of $5 million from 1996 level. This reduction is due to completion of the implementation of the business process and information technology project. The Company successfully sold its vacant manufacturing plant in Aurora, Ohio.

The Company used $22 million for 1996 investing activities. The Company invested $17 million in product and process development programs, information technology and purchased Dimango.

CASH FLOWS FROM FINANCING ACTIVITIES - The Company provided $8 million of cash flow from 1997 financing activities and $13 million of cash flow from 1996 financing activities. The utilization of the revolving line of credit was increased to cover the portion of investing activities not covered by operating cash flow.

Based upon the Company's past performance and current expectations, management believes that internally generated cash flows and existing capacity under the secured credit agreement are adequate to fund the Company's 1998 cash needs for capital expenditures and general operating requirements.

OUTLOOK

The following paragraphs contain forward looking comments. These comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

With the implementation of its new business process and information technology project in 1997, the Company has laid the foundation to further foster a high performance culture, improve operating efficiencies and deliver superior customer service. The Company is considering strategic alternatives to address its sensitivity to commodity raw materials which have resulted in lower than acceptable margins. The Company's efforts in 1998 are focused on regaining market share and increasing customer satisfaction, continuing to internally develop new, innovative products and evaluating opportunities to grow through acquisitions, especially in the industrial, telecom and retail markets. Based on: a) current estimates of 1998 construction spending, housing starts, interest rates and retail spending, b) forecasts of continued economic growth and, c) a full year of Dimango product sales, the Company is positioned for sales growth in each of the business units and profitability in 1998.

Concurrent with the implementation of new network, application and operating systems software utilized in its information technology infrastructure, the Company began evaluating all significant internal operating systems for their compatibility with the date change in the Year 2000. The Company is currently addressing all known non-compliance areas. This issue is a known uncertainty and is not currently estimable. However, the Company believes the cost expected to be incurred to address Year 2000 issues will not be material to its operating results.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED  STATEMENTS OF OPERATIONS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
(In thousands, except per share data)


                                                                                 Fiscal Years
                                                           ----------------------------------------------------------
                                                                1997                 1996                  1995
                                                           ----------------------------------------------------------

Net sales                                                       $ 271,780            $ 289,052             $ 299,166
Cost of products sold                                             226,449              227,778               242,608
                                                           ---------------      ---------------        --------------

GROSS PROFIT                                                       45,331               61,274                56,558
Selling, general and administrative expenses                       47,826               49,135                42,520
                                                           ---------------      ---------------        --------------

OPERATING (LOSS) INCOME                                            (2,495)              12,139                14,038
Interest                                                           (3,768)              (2,611)               (5,864)
                                                           ---------------      ---------------        --------------

(LOSS) INCOME BEFORE INCOME TAXES                                  (6,263)               9,528                 8,174
Income tax benefit                                                  1,550                4,100                 3,900
                                                           ---------------      ---------------        --------------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                  (4,713)              13,628                12,074

Cumulative effect of change in
accounting principle                                               (4,940)
                                                           ---------------      ---------------        --------------

NET (LOSS) INCOME                                                $ (9,653)            $ 13,628              $ 12,074
                                                           ===============      ===============        ==============

BASIC (LOSS) EARNINGS PER COMMON SHARE:
(Loss) income before change in
  accounting principle                                             $ (0.35)              $ 1.02                $ 0.91
Cumulative effect of accounting change                               (0.37)
                                                           ---------------      ---------------        --------------
Net (loss) income                                                  $ (0.72)              $ 1.02                $ 0.91
                                                           ===============      ===============        ==============


DILUTED (LOSS) EARNINGS PER COMMON SHARE:
(Loss) Income before change in
  accounting principle                                             $ (0.35)              $ 1.00                $ 0.90
Cumulative effect of accounting change                               (0.37)
                                                           ---------------      ---------------        --------------
Net (loss) Income                                                  $ (0.72)              $ 1.00                $ 0.90
                                                           ===============      ===============        ==============




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                               ------------------------------------------
                                                                  1997           1996            1995
                                                               ------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                 $ (9,653)       $ 13,628       $12,074
Adjustments to reconcile net (loss) income
    to cash provided by operations:
    Depreciation and amortization                                    8,719           8,770         8,758
    Deferred income tax-benefit                                     (1,450)         (4,300)       (3,900)
    Loss on sale of assets                                           1,038
    Cumulative effect of accounting change                           4,940
    Net change in working capital accounts:
      Accounts receivable                                            3,675          (1,551)         (820)
      Inventories                                                   (2,753)         (5,818)        4,939
      Prepaid expenses and other                                      (166)           (166)       (1,302)
      Accounts payable, accrued expenses and
        other current liabilities                                    6,012            (476)         (826)
    Net change in other long-term items                             (7,351)         (1,290)          131
                                                               ------------  --------------   -----------
CASH PROVIDED BY OPERATIONS                                          3,011           8,797        19,054

INVESTING ACTIVITIES
    Purchase of business                                                            (5,427)
    Net proceeds from sale of assets                                 1,413                        14,297
    Net purchases of property, plant and equipment                 (11,584)        (16,771)      (11,019)
                                                               ------------  --------------   -----------
CASH (USED) PROVIDED BY INVESTING ACTIVITIES                       (10,171)        (22,198)        3,278

FINANCING ACTIVITIES
    Net borrowings under secured credit agreement                    7,817          12,446       (10,903)
    Net change in long-term borrowings and capital lease
     obligations                                                      (633)            232          (828)
    Retirement of subordinated debt                                                              (11,120)
    Exercise of stock options                                          628              50            65
                                                               ------------  --------------   -----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         7,812          12,728       (22,786)
                                                               ------------  --------------   -----------
INCREASE (DECREASE) IN CASH                                            652            (673)         (454)
Cash at beginning of year                                              758           1,431         1,885
                                                               ------------  --------------   -----------

CASH AT END OF YEAR                                                $ 1,410           $ 758       $ 1,431
                                                               ============  ==============   ===========


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

January 3, 1998 and December 28, 1996
(Dollars in thousands)



                                                            1997          1996
                                                          --------     --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                              $  1,410      $    758
   Accounts receivable, less allowances;
     1997--$2,975 and 1996--$2,895                          32,951        36,626
   Inventories:
     Finished goods and work-in-process                     39,532        38,824
     Raw materials and supplies                              6,043         3,998
                                                          --------      --------
                                                            45,575        42,822
   Prepaid expenses and other                               11,631        10,739
                                                          --------      --------
                           TOTAL CURRENT ASSETS             91,567        90,945


OTHER ASSETS                                                14,598         9,703

PROPERTY, PLANT AND EQUIPMENT
  Land                                                       3,586         3,751
  Buildings                                                 21,430        24,035
  Machinery and equipment                                   86,195        86,151
                                                          --------      --------
                                                           111,211       113,937
  Less allowances for depreciation
     and amortization                                       54,882        53,464
                                                          --------      --------
                                                            56,329        60,473
                                                          --------      --------

                                   TOTAL ASSETS           $162,494      $161,121
                                                          ========      ========



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

January 3, 1998 and December 28, 1996
(Dollars in thousands)

                                                                                  1997            1996
                                                                               ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $  27,734       $  19,084
     Accrued expenses and other liabilities                                       22,272          24,803
     Taxes                                                                         3,815           3,643
     Current maturities of long-term debt                                          3,759           4,376
                                                                               ---------       ---------
                       TOTAL CURRENT LIABILITIES                                  57,580          51,906

LONG-TERM DEBT                                                                    44,712          36,911


POST-RETIREMENT BENEFITS AND OTHER
  LONG-TERM LIABILITIES                                                           23,221          27,517

SHAREHOLDERS' EQUITY
     Common shares, without par value, with stated
          value of $.10 per share, authorized 20,000,000
          shares; outstanding--13,414,184 shares in 1997
          and 13,301,084 shares in 1996                                            1,341           1,330
     Other capital                                                                73,409          72,792
     Retained earnings (deficit)                                                 (36,679)        (27,026)
     Other adjustments                                                            (1,090)         (2,309)
                                                                               ---------       ---------
                                                                                  36,981          44,787
                                                                               ---------       ---------

                                 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $ 162,494       $ 161,121
                                                                               =========       =========





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)


                                                                   Retained                         Total
                                       Common         Other        Earnings         Other        Shareholders'
                                       Shares        Capital       (Deficit)     Adjustments        Equity
                                      --------       --------       --------       --------       --------
Balance at December 31, 1994          $  1,328       $ 72,679       $(52,728)      $ (8,399)      $ 12,880
Net Income                                                            12,074                        12,074
Issuance of 12,967 common shares
  under stock option plans                   1             64                                           65
Pension adjustment                                                                    5,900          5,900
                                      --------       --------       --------       --------       --------
Balance at December 30, 1995          $  1,329       $ 72,743       $(40,654)      $ (2,499)      $ 30,919

Net Income                                                            13,628                        13,628
Issuance of  9,333 common shares
  under stock option plans                   1             49                                           50
Other adjustments                                                                       190            190
                                      --------       --------       --------       --------       --------
Balance at December 28, 1996          $  1,330       $ 72,792       $(27,026)      $ (2,309)      $ 44,787

Net Loss                                                              (9,653)                       (9,653)
Issuance of 113,100 common
 shares under stock option plans            11            617                                          628
Other adjustments                                                                     1,219          1,219
                                      --------       --------       --------       --------       --------
Balance at January 3, 1998            $  1,341       $ 73,409       $(36,679)      $ (1,090)      $ 36,981
                                      ========       ========       ========       ========       ========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Three fiscal years ended January 3, 1998

NOTE A--ACCOUNTING POLICIES

ORGANIZATION: The Company is in one business segment and is engaged in the manufacture and distribution of a broad line of thermoplastic electrical, telecommunication and engineered sewer products. In addition, the Company distributes a wide variety of consumer electrical wiring devices and a variety of wireless electrical products. Products are sold primarily to national and regional electrical distributors, power utilities, regional Bell operating companies and other telecommunications providers, national and regional retailers, and government and private builders of sewer and drainage systems. Substantially all sales are made within North America. Sales to a single customer totaled approximately 13% in 1997 and 1996, and 12% in 1995.

FISCAL YEAR: The Company's fiscal year end is the Saturday closest to December 31.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of significant intercompany items and transactions. Certain 1996 and 1995 items have been reclassified to conform with 1997 reporting classifications.

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

RESEARCH AND DEVELOPMENT COSTS: Research and development costs consist of company sponsored activities to develop new value-added products. Costs are expensed as incurred. R&D expenditures were $4,600,000, $4,000,000, and $3,700,000 in 1997, 1996 and 1995, respectively.

ADVERTISING EXPENDITURES: Advertising costs are expensed as incurred. Advertising expenditures were $3,500,000, $3,800,000, and $3,200,000 for 1997,
1996 and 1995, respectively.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

BASIC AND DILUTED NET LOSS PER COMMON SHARE:

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all have been presented, restated to conform to the Statement 128.

ACCOUNTING PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement No. 131, "Disclosures and Segments of an Enterprise and Related Information" (SFAS 131). Both statements are required to be adopted in 1998. Currently, the Company's only elements of comprehensive income are cumulative translation and pension minimum liability adjustments. Once adopted, the Company plans to provide the SFAS 130 required disclosures in its Consolidated Statement of Shareholders' Equity and related footnotes. SFAS 131 requires that annual and interim financial and descriptive information about reportable operating segments be reported on the same basis used internally for evaluating segment performance and the allocation of resources. While the Company has not yet determined the impact of adopting SFAS 131 on its financial statement disclosures, the Company does not expect any change to its primary financial statements.

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE B--LONG-TERM DEBT Long-term debt consists of the following:
(Dollars in thousands)

                                                         Fiscal Years
                                                --------------------------------
                                                    1997               1996
                                                --------------------------------
Secured Credit Agreement:
  Term                                          $     14,250       $     11,250
  Revolver                                            23,065             18,248
                                                -------------      -------------

                                                      37,315             29,498

Industrial Revenue Bonds                               8,770              8,870
Building mortgage                                      2,052              2,332
Other                                                    334                587
                                                -------------      -------------

                                                      48,471             41,287
Less amounts classified as current                     3,759              4,376
                                                -------------      -------------
                                                $     44,712       $     36,911
                                                =============      =============


The Company's long-term $65,000,000 secured credit agreement was refinanced effective July 14, 1995. The agreement was amended effective July 24, 1997 to reset the term loan portion of the debt to $15,000,000 and extend the term. The agreement is secured by the Company's accounts receivable, inventory, and property, plant and equipment. The agreement consists of both term and revolving credit facilities with interest variable on both portions. The rate paid varies based on the Company's financial performance and the pricing option chosen. Borrowings under this agreement carry interest based on any of three pricing options (prime rate, LIBOR or commercial paper) plus the applicable spread. Interest is paid in accordance with the maturity of the pricing option selected. The term portion of this facility carried interest at a weighted average rate of 9.11% which is 3.25% over the commercial paper rate at January 3, 1998 and requires principal payments of $750,000 due the last day of each calendar quarter with a $6,000,000 balloon payment due December 31, 2000. The remaining revolving credit portion permits borrowings up to $50,000,000 at any time through December 31, 2000 and carries an average variable rate of 8.77% at January 3, 1998. The agreement provides for the payment of a commitment fee on the revolving line of credit of .375% per annum on the average daily unused commitment. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $11,275,000 under the agreement.

The Company's Industrial Revenue Bond financings include several issues due in annual installments from 1998 through 2023 with interest at variable rates. The weighted average rate for these bonds in December 1997 was 4.0%. The Company maintains a letter of credit related to one of the Industrial Revenue Bonds for approximately $1,900,000 with a local bank. The Company's headquarters facility is subject to a mortgage payable in equal monthly installments through 2003 with interest at 8.625%.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE B--LONG-TERM DEBT--Continued


The Company's credit agreements contain various restrictive covenants pertaining to maintenance of debt service, tangible net worth and certain other financial ratios.

The aggregate minimum combined maturities of long-term debt for the years 1999 through 2002 are approximately $3,864,000, $32,204,000, $968,000 and $1,051,000,
respectively, with $6,625,000 due thereafter.

Interest expense includes $253,000, $471,000, and $803,000 for amortization of deferred financing cost in 1997, 1996 and 1995, respectively. Interest capitalized was $170,000, $417,000, and $100,000 in 1997, 1996 and 1995,
respectively. Interest paid was $3,895,000, $2,647,000, and $6,069,000 in 1997,
1996 and 1995, respectively.

Rental expense was $4,656,000, $3,699,000, and $3,470,000 in 1997, 1996 and
1995, respectively. Aggregate future minimum payments related to operating leases with initial or remaining terms of one year or more for the years 1998 through 2002 are $1,581,000, $1,210,000, $904,000, $370,000 and $101,000,
respectively.

NOTE C--PENSION PLANS

The Company sponsors defined benefit pension and defined contribution savings plans covering substantially all employees. Defined benefit plans covering salaried employees provide benefits that are based on an employee's years of service and compensation during the five-year period prior to retirement. All hourly defined benefit plans have been frozen and replaced with defined contribution plans. Company contributions to defined contribution plans are based upon a fixed percentage of voluntary employee contributions. The Company annually contributes amounts to the defined benefit plans which are actuarially determined to provide sufficient assets to meet future benefit payment requirements.

Pension expense is comprised of the following:


(Dollars in thousands)

                                                           Fiscal Years
                                           ---------------------------------------------
                                               1997            1996            1995
                                           ---------------------------------------------
Benefits earned                                    $922            $930          $1,091
Interest on projected
 benefit obligations                              5,483           5,574           5,866
Actual return on assets                         (11,283)         (9,572)         (7,799)
Net amortization and deferral                     5,087           3,889           2,546
Curtailment loss/(gain)                             106             103            (759)
Defined contribution and other plans                771             772             800
                                           -------------   -------------   -------------
                                                 $1,086          $1,696          $1,745
                                           =============   =============   =============

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE C--PENSION PLANS--Continued

The following table summarizes the funded status of the Company's defined benefit pension plans and the related amounts recognized in the Company's consolidated statement of financial position:


                                                                1997                                1996
                                                          Status of Plans                   Status of Plans
                                                --------------------------------------------------------------------
(Dollars in thousands)                                Assets         Benefits            Assets         Benefits
                                                      Exceed          Exceed             Exceed          Exceed
                                                     Benefits         Assets            Benefits         Assets
                                                   --------------  --------------     --------------  --------------
Actuarial present value of
  benefit obligations

   Vested benefit obligations                           $ 45,712        $ 28,394           $ 37,971         $35,133
                                                   ==============  ==============     ==============  ==============

    Accumulated benefit obligations                     $ 46,553        $ 28,757           $ 38,637         $35,385
                                                   ==============  ==============     ==============  ==============

Plan assets at fair value                               $ 54,449        $ 22,298           $ 44,719         $26,691

Projected benefit obligations                            (49,773)        (29,048)           (41,116)        (35,785)
                                                   --------------  --------------     --------------  --------------

Plan assets in excess of (less than)
   projected benefit obligations                           4,676          (6,750)             3,603          (9,094)

Unrecognized prior service cost                              (39)            409                (58)            500

Unrecognized net loss                                      7,893           1,682              6,739           3,161

Unrecognized initial net asset                              (830)           (687)            (1,424)           (201)

Minimum liability                                                         (1,135)                            (3,059)
                                                   --------------  --------------     --------------  --------------

Pension assets (liabilities)                            $ 11,700        $ (6,481)           $ 8,860        $ (8,693)
                                                   ==============  ==============     ==============  ==============

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE C--PENSION PLANS--Continued

Accrued expenses and other liabilities include the current portion of pension liabilities of $481,000 and $341,000 in 1997 and 1996, respectively. Excess minimum liability resulted in a reduction of shareholders' equity of $812,000 and $2,030,000 at January 3, 1998 and December 28, 1996, respectively. The discount rates used in determining pension expense were 7.4%, 7.4%, and 8.0% in 1997, 1996 and 1995, respectively. The discount rates used for funded status information were 7.0% in 1997 and 7.4% in 1996. The change in the discount rate had the effect of increasing the accumulated benefit obligation by approximately $2,300,000. The long-term rates of return on assets used in determining the funded status information were 9.5% in 1997 and 1996. Plan assets consist primarily of fixed income and equity marketable securities, including Company securities with a fair market value at January 3, 1998 of $2,399,000. The salary progression assumption used in determining the funded status information was 5% in each year.

NOTE D--POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

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

Summary information for the Company's plans is as follows:

(Dollars in thousands)

                                                                       Fiscal Years
                                                             ---------------------------------
                                                                 1997               1996
                                                             ---------------------------------
Accumulated Post-retirement Benefit Obligation
(APBO):
                Retirees                                          $ 15,153           $ 12,877
                Active participants eligible to receive
                 benefits                                            1,033                898
                Other active plan participants                       2,101              2,246
                                                             --------------    ---------------
                   Total APBO                                       18,287             16,021
                Unamortized gain                                     1,844              5,703
                                                             --------------    ---------------
                                                                    20,131             21,724
                Less: current portion                                1,800              1,800
                                                             --------------    ---------------
                                                                  $ 18,331           $ 19,924
                                                             ==============    ===============




The Company remains contingently liable for post-retirement benefits of certain businesses previously sold.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D--POST-RETIREMENT BENEFITS OTHER THAN PENSIONS--Continued

The components of periodic post-retirement benefit cost reflected in continuing operations are as follows:

(Dollars in thousands)

                                                             Fiscal Years
                                              --------------------------------------------
                                                 1997            1996            1995
                                              --------------------------------------------

Benefits earned                                     $ 294           $ 279           $ 479
Interest on post-retirement benefit                 1,027           1,092           1,396
 obligation
Amortization of unrecognized net gain                (278)           (252)
                                              ------------    ------------    ------------
                                                  $ 1,043         $ 1,119         $ 1,875
                                              ============    ============    ============



The discount rate used in determining the APBO was 7.0% in 1997 and 1996. The assumed health care cost trend rate used in measuring the APBO was an average of 10% in 1997 and 1996, declining to an ultimate rate of 5.5% in 2007 and thereafter.

If the health care cost trend rate assumptions were increased by 1%, the APBO as of January 3, 1998 would increase by 6.9%. The effect of this change on periodic post-retirement benefit cost for 1997 would be an increase of 10.8%, or approximately $143,000.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E--LITIGATION

The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position.

NOTE F--PREFERRED AND PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at January 3, 1998.

The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value, which is part of purchase rights related to each outstanding common share. None of these shares were issued in 1997 or 1996. The right associated with each common share entitles its holder to purchase from the Company or acquiring company, one one-hundredth of a share of preference stock at a price of $47 which is subject to adjustment. The rights become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common shares or takes certain other actions. In any such event, a 15% or more owner is prohibited from exercising the rights. When exercisable, the rights entitle each holder to purchase, according to the agreement, either the Company's common shares or stock in the acquiring entity worth twice the value of the then applicable purchase price. Under certain circumstances, the Company has the authority to exchange each right for one common share without payment required. Unless otherwise extended, the Company may redeem the rights in their entirety, at a price of one cent per right, at any time until the tenth calendar day following any public announcement that beneficial ownership of 15% or more has occurred in the Company's common shares, or upon certain other events, including Board of Directors approval of a merger. The rights expire on September 7, 1998.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE G--STOCK COMPENSATION PLANS


Under the 1994 Nonemployee Directors Stock Option Plan, the Company is authorized to issue 60,000 non-qualified stock options. The options become exercisable one year after date of grant and expire at the end of ten years. Under the 1988 Incentive Equity Performance Plan, the Company is authorized to issue 1,800,000 incentive stock options (ISO's), non-qualified stock options, stock appreciation rights (SAR's), and restricted or deferred stock. Options generally become exercisable, in part, one year after date of grant and expire at the end of ten years. At January 3, 1998, under both of these plans, a total of 489,450 options were available for future grant. At December 31, 1997, all options outstanding under the 1978 Non-Qualified Incentive Stock Option Plan expired.

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans, for options granted in 1997, 1996 and 1995, been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands, except per share data)
                                                                                        Fiscal Years
                                                                  ---------------------------------------------------------
                                                                       1997                 1996                1995
                                                                  ---------------------------------------------------------
Net (loss) income                             As reported            $ (9,653)           $ 13,628             $ 12,074
                                              Pro forma                (9,932)             13,383               11,832

Basic (loss) earnings per share               As reported             $ (0.72)             $ 1.02               $ 0.91
                                              Pro forma                 (0.74)               1.01                 0.89

Diluted (loss) earnings per share             As reported             $ (0.72)             $ 1.00               $ 0.90
                                              Pro forma                 (0.74)               0.98                 0.88

For pro forma calculations, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: 1997 - expected volatility of 28.9 percent, expected life of 5 years and risk-free interest rate of 6.34% for issued options; 1996 and 1995 - expected volatility of 30.4%, expected life of 5 years and risk-free interest rate of 6.0% for issued options.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


NOTE G--STOCK COMPENSATION PLANS--Continued


A summary of the status of the Company's three stock option plans as of January 3, 1998, December 28, 1996, and December 30, 1995 and changes during the respective years then ended is presented below:

(Shares in thousands)

                                                      1997                            1996                            1995
                                         -----------------------------   ----------------------------  ----------------------------
                                                        Weighted-                      Weighted-                      Weighted-
                                                         Average                        Average                        Average
                                          Shares      Exercise Price      Shares      Exercise Price     Shares     Exercise Price
                                         ----------  -----------------   ---------    ---------------  ----------   -------------
Outstanding at beginning of year             1,140              $ 6.58        933             $ 6.04      726             $ 6.12
Granted                                        251                7.91        229               8.76      235               5.91
Exercised                                     (113)               5.55         (9)              5.29      (13)              5.01
Forfeited                                      (99)               8.16        (13)              7.60      (15)              8.22
                                         ----------  -----------------   ---------    --------------  ----------   -------------
Outstanding at end of year                   1,179              $ 6.83      1,140             $ 6.58      933             $ 6.04
                                         ==========  =================   =========    ==============  ==========   =============

Options exercisable at year-end                841                            896                         478
Weighted-average fair value of
   options granted during the year                                $ 2.97                           $ 3.32               $ 2.24





The following table summarizes information about options outstanding at January 3, 1998:



                                                      Options Outstanding                         Options Exercisable
                        ----------------------------------------------------------------  --------------------------------
                             Number           Weighted-Average                              Number
    Range of               Outstanding           Remaining            Weighted-Average     Exercisable    Weighted-Average
 Exercise Prices            at 1/3198       Contractual Life (Yrs)     Exercise Price       at 1/3/98      Exercise Price
------------------      --------------      ----------------------    -----------------    -------------  ----------------
              $0-5            164,800                         3.01                $4.43          164,800             $4.43
              5-10            979,050                         6.98                 7.04          642,173              3.82
             10-15             36,000                         3.35                12.08           34,250             12.18

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE H--EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

                                                                Fiscal Years
                                                   ------------------------------------
                                                      1997         1996          1995
                                                   -------------------------------------
BASIC (LOSS) EARNINGS PER SHARE COMPUTATION
  Net (Loss) Income                                $ (9,653)      $ 13,628      $ 12,074
                                                   ========       ========      ========

  Average Common Shares Outstanding                  13,349         13,297        13,288
                                                   ========       ========      ========

  Basic (Loss) Earnings Per Share                  $   (.72)      $   1.02      $   0.91
                                                   ========       ========      ========

DILUTED (LOSS) EARNINGS PER SHARE COMPUTATION
  Net (Loss) Income                                $ (9,653)      $ 13,628      $ 12,074
                                                   ========       ========      ========

  Basic Shares Outstanding                           13,349         13,297        13,288
  Stock Options Calculated Under
   the Treasury Method                                                 344           116
                                                   --------       --------      --------
           Total Shares                              13,349         13,641        13,404
                                                   ========       ========      ========

  Diluted (Loss)  Earnings Per Share               $   (.72)      $   1.00      $   0.90
                                                   ========       ========      ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE I--INCOME TAXES

The Company has provided for income taxes (benefit) as follows:

(Dollars in thousands)

                          1997                  1996                  1995
                          ----                  ----                  ----
Current:
   Federal                   $ (100)                $ 200         $           0
                     ---------------       ---------------       ---------------
                               (100)                  200                     0

   Deferred                  (1,450)               (4,300)               (3,900)
                     ---------------       ---------------       ---------------
                           $ (1,550)             $ (4,100)             $ (3,900)
                     ===============       ===============       ===============



A deferred federal tax benefit of $1,450,000, $4,300,000 and $3,900,000 was recorded in 1997, 1996 and 1995, respectively. The Company has available net operating loss carryforwards totaling approximately $51 million which expire in the years 2001 to 2012. The Company also has available general business tax credit carryforwards of $1.7 million which expire through 2012 and alternative minimum tax credit carryforwards of approximately $1 million which may be carried forward indefinitely.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


(Dollars in thousands)                                                   Fiscal Years
                                                             --------------------------------
                                                                1997               1996
                                                             --------------------------------
Deferred tax assets:
          Net operating loss carryforwards                       $ 17,700           $ 11,500
          Other accruals, credits and reserves                      7,200              9,100
          General business and alternative minimum tax
             credits                                                2,700              2,700
          Post-retirement benefits other than pensions              7,000              7,600
                                                             -------------     --------------
                                                                   34,600             30,900
          Less:  valuation allowance                              (18,800)           (16,900)
                                                             -------------     --------------
          Total net deferred tax assets                            15,800             14,000
Deferred tax liabilities:
          Tax in excess of book depreciation                        4,350              5,500
          Pensions                                                  1,800                300
                                                             -------------     --------------
          Total deferred tax liabilities                            6,150              5,800
                                                             -------------     --------------
                                                                  $ 9,650            $ 8,200
                                                             =============     ==============

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE I -- INCOME TAXES -- Continued

The valuation allowance for net deferred tax assets increased by $1,900,000 in 1997. The increase was the result of net changes in temporary differences and the reversal of $1,450,000 in 1997 of valuation allowance based on projected operating results and available tax planning strategies.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:


(Dollars in thousands)                                          Fiscal Years
                                            -----------------------------------------------------
                                                1997                1996               1995
                                            -----------------------------------------------------

Tax expense (benefit) at statutory rates         $ (3,921)            $ 3,335            $ 2,849
Adjustment due to:
          Change in valuation allowance             1,900              (6,600)            (6,500)
          Other                                       471                (835)              (249)
                                            --------------     ---------------     --------------

                                                 $ (1,550)           $ (4,100)          $ (3,900)
                                            ==============     ===============     ==============


Income taxes paid in 1996 and 1995 were $282,000 and $26,000 respectively. In 1997, the Company received an income tax refund of $175,000.

NOTE J---CHANGE IN ACCOUNTING PRINCIPLE

As required by Emerging Issues Task Force (EITF) Issue No. 97-13, (Business Process Re-engineering Costs), the Company changed its accounting policy in the fourth quarter of 1997, regarding the business and information technology project. Substantially all direct costs relating to the project were capitalized, including the portion related to business process re-engineering. Under the EITF consensus, all future costs for the business process re-engineering component must be expensed as incurred and the unamortized balance of these costs of $4.9 million must be written off as a cumulative adjustment in the fourth quarter.

NOTE K--ACQUISITION/DISPOSITION OF BUSINESSES

In October 1996, the Company acquired all the outstanding shares of Dimango Products Corporation for $5,400,000 (including the assumption of debt). The results of operations for Dimango from the date of acquisition are included in the Company's consolidated statement of income.

In November 1995, the Company sold its aerospace fastener business for approximately $11,700,000. Net sales for 1995 through the sale date were $18,951,000. Operating results, corporate costs to prepare the business for sale, and anticipated future costs related to the business resulted in losses of approximately $3,000,000.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)


NOTE L--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS--(UNAUDITED)



                                                                     Basic Earnings (Loss)             Diluted Earnings (Loss)
                                                 Net Income           Per Common Share                   Per Common Share
                                                 (Loss) Before  -----------------------------  ----------------------------------
                                                  Effect of      Income (Loss)          Net        Income (Loss)          Net
                         Net         Gross      Accounting      Before Effect of      Income      Before Effect of        Income
                        Sales        Profit       Change        Accounting Change     (Loss)     Accounting Change       (Loss)
                    -----------   -----------  -------------    -----------------    -------     -----------------     ----------
Fiscal 1997:
  First quarter        $ 68,844      $ 14,893      $  2,157       $   0.16            $   0.16          $   0.16       $   0.16
  Second quarter         72,439        12,772         1,975           0.15                0.15              0.15           0.15
  Third quarter          70,492         8,353        (5,647)         (0.42)              (0.42)            (0.42)         (0.42)
  Fourth quarter         60,005         9,313        (8,138)         (0.24)              (0.61)            (0.24)         (0.61)
                       --------      --------      --------       --------            --------          --------       --------

TOTALS                 $271,780      $ 45,331      $ (9,653)      $  (0.35)           $  (0.72)         $  (0.35)      $  (0.72)
                       ========      ========      ========       ========            ========          ========       ========

Fiscal 1996:
  First quarter        $ 63,978      $ 13,838      $  2,012       $   0.15            $   0.15          $   0.15       $   0.15
  Second quarter         77,405        16,426         3,603           0.27                0.27              0.26           0.26
  Third quarter          78,098        15,822         4,122           0.31                0.31              0.30           0.30
  Fourth quarter         69,571        15,188         3,891           0.29                0.29              0.29           0.29
                       --------      --------      --------       --------            --------          --------       --------
TOTALS                 $289,052      $ 61,274      $ 13,628       $   1.02            $   1.02          $   1.00       $   1.00
                       ========      ========      ========       ========            ========          ========       ========





                                    Market
                                  Price Per
                                     Share
                             High             Low
                     -----------------------------
Fiscal 1997:
  First quarter                $8-1/2       $ 6-3/4
  Second quarter                8-3/4         7-1/4
  Third quarter                 8-5/8         7-3/8
  Fourth quarter                7-3/16      5-13/16

TOTALS


Fiscal 1996:
  First quarter                 $9-1/4       $7-5/8
  Second quarter                13-1/2        9-1/4
  Third quarter                 12-1/8        8-1/4
  Fourth quarter                8-7/8         6-7/8

TOTALS


             REPORT OF INDEPENDENT AUDITORS



             Board of Directors and Shareholders
             The Lamson & Sessions Co.




             We have audited the accompanying consolidated balance sheet of The Lamson & Sessions Co. and Subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at January 3, 1998 and December 28, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

             As discussed in Note J to the financial statements, in 1997 the Company changed its method of accounting for business process reengineering costs as required by Emerging Issue Task Force Issue No. 97-13 "Business Process Reengineering Costs".




                                                             Ernst & Young LLP
             Cleveland, Ohio
             January 29, 1998

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


/s/ John B. Schulze
-------------------------------------
John B. Schulze
Chairman of the Board, President and
Chief Executive Officer


/s/ James J. Abel
--------------------------------------
James J. Abel
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer

PART II

Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART III
Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a)      Directors

         The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 24, 1998 is hereby incorporated by reference.

(b)      Executive Officers - See Part I

(c)      Compliance with Section 16 (a) of the Exchange Act.

          The information set forth in the last paragraph under caption "Election of Directors" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 24, 1998 is hereby incorporated by reference.

Item 11. - EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 24, 1998 is hereby incorporated by reference.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Ownership of the Company's Common Shares," "Election of Directors" and "Security Ownership of Management" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 24, 1998 is hereby incorporated by reference.

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

During the past fiscal year, the Company, in the normal course of business, utilized the services of the law firm of Jones, Day, Reavis & Pogue, in which Mr. Coquillette, a director of the Company, is a partner. The Company plans to continue using the services of the firm in 1998.

PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as part of this report:

                Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

                1.      Financial Statements

                        Consolidated Statements of Operations for Fiscal Years Ended 1997, 1996 and 1995.

                        Consolidated Statements of Cash Flows for Fiscal Years Ended 1997, 1996 and 1995.

                        Consolidated Balance Sheet at January 3, 1998 and December 28, 1996.

                        Consolidated Statements of Shareholders' Equity for Fiscal Years Ended 1997, 1996 and 1995.

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

             (b)       Reports on Form 8-K

                       There were no reports on Form 8-K filed for the three months ended January 3, 1998.

             (c)       Exhibits - See 14(a) 3.

             (d)       Financial Statement Schedule

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)


---------------------------------------------------------------------------------------------------------------------------------
                                                     Balance at         Charged to                               Balance at
                                                    Beginning of         Costs and                                 End of
                          Description                  Period            Expenses         Deductions               Period
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Year Ended January 3, 1998
Allowances deducted from assets:
           Trade receivable allowances                    $ 2,895            $ 1,022            $ 942       (A)      $ 2,975
           Inventory obsolescense reserve                     606                420              266       (B)          760
           Other current and long-term assets               2,222                               1,822       (C)          400
Accounts and loss reserves included in
 current and long-term liabilities                          5,446                               1,205       (D)        4,241

---------------------------------------------------------------------------------------------------------------------------------

Year Ended December 28, 1996
Allowances deducted from assets:
           Trade receivable allowances                    $ 2,129            $ 1,314            $ 548       (A)      $ 2,895
           Inventory obsolescense reserve                     933                360              687       (B)          606
           Other current and long-term assets               2,757                                 535       (C)        2,222
Accounts and loss reserves included in
 current and long-term liabilities                          6,423                                 977       (D)        5,446

---------------------------------------------------------------------------------------------------------------------------------

Year Ended December 30, 1995
Allowances deducted from assets:
           Trade receivable allowances                    $ 1,653            $ 1,528          $ 1,052       (A)      $ 2,129
           Inventory obsolescense reserve                   1,030                360              457       (B)          933
           Other current and long-term assets               6,866                612            4,721       (C)        2,757
Accounts and loss reserves included in
 current and long-term liabilities                          7,909                               1,486       (D)        6,423

---------------------------------------------------------------------------------------------------------------------------------

Note A - Principally write-off of uncollectible accounts and disputed items, net of recoveries.
Note B - Principally the disposal of obsolete inventory.
Note C - Adjustment to reserves and collection of note receivable for previously sold businesses.
Note D - Principally payments on contractual obligations for previously sold businesses.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on this 26th day of February 1998.



                             THE LAMSON & SESSIONS CO.


                             By      /s/ James J. Abel
                                     -------------------------------------------
                                     James J. Abel
                                     Executive Vice President, Secretary,
                                     Treasurer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 1998.


       Signature                                  Title
       ---------                                  -----

 /s/ John B. Schulze                              Chairman of the Board, President
----------------------------------                and Chief Executive Officer
       John B. Schulze                            (Principal Executive Officer)


 /s/ James J. Abel                                Executive Vice President, Secretary,
----------------------------------                Treasurer and Chief Financial Officer
       James J. Abel                              (Principal Financial Officer and
                                                  Principal Accounting Officer)


 /s/ James T. Bartlett*                           Director
----------------------------------
       James T. Bartlett



 /s/ Francis H. Beam, Jr.*                        Director
----------------------------------
       Francis H. Beam, Jr.

 /s/ Martin J. Cleary*                            Director
----------------------------------
       Martin J. Cleary


 /s/ William H. Coquillette*                      Director
----------------------------------
       William H. Coquillette


 /s/ John C. Dannemiller*                         Director
----------------------------------
       John C. Dannemiller


 /s/ George R. Hill*                              Director
----------------------------------
       George R. Hill


 /s/ A. Malachi Mixon III*                        Director
----------------------------------
       A. Malachi Mixon III


 /s/ John C. Morley*                              Director
----------------------------------
       John C. Morley


 /s/ D. Van Skilling*                             Director
----------------------------------
       D. Van Skilling


 * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.




        February 26, 1998



 By /s/ James J. Abel
----------------------------------
      James J. Abel, Attorney-in-fact

                                  EXHIBIT INDEX

EXHIBIT NO.
------------

Management Contracts and Compensatory Plans are identified with an asterisk (*).

3(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8, Registration No. 333-32875) filed with the Securities and Exchange Commission on August 5, 1997).

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

*10(a) 1988 Incentive Equity Performance Plan (as of April 26, 1996) (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-32875) filed with the Securities and Exchange Commission on August 5, 1997.

*10(b) Form of Three-Year Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

*10(c) Form of Two-Year Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(d) Corporate Officers Incentive Compensation Plan (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(e) Form of Amended and Restated Supplemental Executive Retirement Agreement dated as of March 20, 1990 between the Company and certain of its executive officers (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

*10(f)      The Company's Deferred Compensation Plan for Nonemployee
            Directors (incorporated by reference to the Company's Registration Statement, on Form S-8 (Registration No. 33-12585) filed with the Securities and Exchange Commission on September 24, 1996).

*10(g) Form of Indemnification Agreement between the Company and the Directors and certain officers (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10(h) The Company's Long Term Incentive Plan filed (incorporated by reference to Exhibit 10(h) Company's Annual Report on Form 10-K for the year ended December 28, 1996).

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

 10(y) Amendment No. 5 dated as of March 5, 1997, to the GECC Loan Agreement (incorporated by reference to Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

*10(z) The Company's Nonemployee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-62443) filed with the Securities and Exchange Commission on September 8, 1995).

 10(aa) Amendment No. 6 dated as of July 24, 1997 to the GECC Loan Agreement (incorporated by reference to Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the period ended July 5, 1997).

10(ab) Amendment No. 7 dated as of January 30, 1998 to the GECC Loan Agreement filed herewith.

10(ac) Amendment to the 1988 Incentive Equity Performance Plan (as amended as of April 26, 1996) effective as of February 26, 1998 and filed herewith.

21          Subsidiaries of the Registrant filed herewith.

23          Consent of Independent Accountants filed herewith.

24          Powers of Attorney filed herewith.

27          Financial   Data   Schedule   (Submitted   for   the   SEC's
            Information) filed herewith.