Form 10-K
period 1999-01-02
LAMSON & SESSIONS CO
filed 1999-03-15
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the fiscal year ended JANUARY 2, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                          Commission File Number 1-313

               T H E   L A M S O N   &   S E S S I O N S   C O.
             (Exact name of Registrant as specified in its charter)


             Ohio                                           34-0349210
 -------------------------------             -----------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)
   25701 Science Park Drive
         Cleveland, Ohio                                 44122-7313
----------------------------------------       ---------------------------------
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code: 216/464-3400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                          WHICH REGISTERED
             -------------------                          ----------------
       Common Shares, without par value                New York Stock Exchange
                                                        Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held as of February 12, 1999 by non-affiliates of the registrant: $61,149,590.

         As of February 12, 1999 the Registrant had outstanding 13,444,534 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1. - BUSINESS

The Lamson & Sessions Co., an Ohio corporation, (the "Company" or "Lamson & Sessions"), founded in 1866, is a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and fluid drainage products for major domestic markets. The markets for thermoplastic electrical conduit, related fittings and accessories, wiring devices and sewer pipe include: the construction, utility and telecommunications industries, municipalities, other government agencies, and contractors; and do-it-yourself home remodelers.

PRINCIPAL PRODUCTS AND MARKETS

The Company is engaged in the manufacture and distribution of a broad line of thermoplastic electrical, telecommunication and engineered sewer products. In addition, the Company distributes a wide variety of consumer electrical wiring devices, home security devices, wireless electrical and other wireless products.

All of the Company's thermoplastic electrical products compete with and serve as substitutes for similar metallic products. The Company's engineered sewer pipe products compete with and serve as substitutes for clay, concrete, ductile iron, asbestos cement and polyethylene products. The Company's thermoplastic electrical products offer several advantages over these other products. Specifically, nonmetallic electrical conduit and related fittings and accessories are generally less expensive, lighter and easier to install than metallic products. Furthermore, thermoplastic electrical conduit does not rust, corrode or conduct electricity. Thermoplastic sewer pipe weighs less than alternative products, is easier and more economical to install, does not degenerate due to chemical attack as do some competing products, and eliminates avoidable problems which can be caused by infiltration and exfiltration.

Three markets are served, each of which has unique product and marketing requirements. These markets are: (i) Industrial, Residential, Commercial, Telecommunications and Utility Construction (served by Carlon) -- contractors engaged in the installation of electrical or telecommunication systems in industrial, residential and commercial construction, and electric power utility projects; original equipment manufacturers who use components as subassemblies for their own products; and industrial companies who maintain or repair their own facilities; cable television ("CATV"), telephone and telecommunications companies; (ii) Consumer (served by Lamson Home Products) -- retail consumers of electrical products who perform "do-it-yourself" home repairs; and small electrical contractors; and (iii) Engineered Sewer Products (served by Lamson Vylon Pipe) -- various government and private builders of sewer and drainage systems.

A breakdown of revenues as a percent of net sales by major business segment for 1998, 1997 and 1996, respectively, is as follows:


                                         1998                  1997                  1996
                                -------------------     -----------------     -----------------
(Dollars in thousands)

Carlon                          $193,693       71%      $194,044      71%     $205,211      71%

Lamson Home Products              57,443       21%        59,983      22%       55,199      19%

Lamson Vylon Pipe                 19,778        8%        17,753       7%       28,642      10%
                                --------    ---------   ---------  ---------  ---------  --------
                                $270,914      100%      $271,780     100%     $289,052     100%
                                ========    =========   =========  =========  =========  ========



See discussion of segment products in Note K of financial statements.

COMPETITION

Each of the three segments in which the Company presently operates is highly competitive based on service, price and quality. Most of the competitors are either national or smaller regional manufacturers who compete with limited product offerings. Unlike a majority of the Company's competitors, the Company manufactures a broad line of thermoplastic products, complementary fittings and accessories. The Company believes that its products will continue to compete favorably. However, certain of the Company's competitors have greater financial resources than the Company, which could adversely affect the Company through price competition strategies.

DISTRIBUTION

The Company distributes its products through a nationwide network of more than 100 manufacturers' representatives and a direct sales force of 35. Currently, three of these manufacturers' representatives maintain an inventory of the Company's products.

RAW MATERIALS

The Company is a large purchaser of pipe grade polyvinyl chloride (PVC) resin and has historically been able to obtain quantities adequate for its manufacturing needs.

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

SEASONAL FACTORS

Two of the Company's three business segments experience moderate seasonality caused principally by a decrease in construction activity during the winter months. They are subject also to the economic cycles affecting the construction industry. The Company's consumer products business unit is affected by consumer spending and consumer confidence.

MAJOR CUSTOMERS

Sales to Affiliated Distributors, a buying group within the Carlon segment not otherwise affiliated with the Company, totaled approximately 15% of net sales in 1998 and 13% of net sales in 1997 and 1996.

BACKLOG

In two of the Company's three business segments, the order to delivery cycle ranges from several days to a few weeks. However, the Lamson Vylon Pipe business segment has become increasingly dependent upon order backlog as its market emphasis has shifted from new sewer construction to the rehabilitation market where products are more predominately sold via a formal project bidding process. The business completed 1998 with an order backlog of $8.7 million, an increase of 36% when compared to $6.4 million in 1997, which illustrates strong growth and a shift in the range of products offered.

RESEARCH AND DEVELOPMENT

The Company is engaged in an aggressive product development program in an effort to introduce innovative applications for thermoplastic and wireless electrical products. The Company maintains a separate product development center in Cleveland, Ohio to facilitate this effort and improve manufacturing processes. The Company sponsored research and development activity totaled $3.7 million, $4.6 million and $4.0 million in 1998, 1997 and 1996, respectively.

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

ASSOCIATES

At January 2, 1999, the Company had 983 associates, 781 of whom were employed at the Company's manufacturing facilities and distribution centers. The remainder of associates were primarily employed at the Company's corporate headquarters and product development facilities.

FOREIGN OPERATIONS

The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 1% of net sales in 1998, 2% in 1997 and 1% in 1996, and were made principally to countries in North America.

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


                                                              Approximate
Manufacturing Facilities (Owned)                              Square Feet
--------------------------------                              -----------

Woodland, California                                              66,000

High Springs, Florida                                            110,000

Clinton, Iowa                                                    124,000

Bowling Green, Ohio                                               67,000

Oklahoma City, Oklahoma                                          170,000

Nazareth, Pennsylvania                                            59,000

Pasadena, Texas                                                   48,000


Distribution Centers (Leased):
------------------------------

Woodland, California                                             105,300

Oklahoma City, Oklahoma                                          130,000

Allentown, Pennsylvania                                           65,000



The Company operated the above manufacturing facilities at approximately 90% of their productive capacity in 1998.

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

Chairman, President and Chief Executive Officer since January 1990. Age 61.


JAMES J. ABEL

Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Executive Vice President, Secretary, Treasurer and Chief Financial Officer since September
1994. Previously was Executive Vice President,
Treasurer and Chief Financial Officer February
1993 - September 1994. Age 52.


CHARLES E. ALLEN

Senior Vice President

Senior Vice President since September 1989.
Age 58.


ALBERT J. CATANI, II

Vice President - Manufacturing

Vice President, Manufacturing since August 1995.
Previously was Independent Consultant,
Environmental Growth Chambers, March 1995 -
August 1995. Previously was Vice President,
Operations, Universal Electronics, Inc., April
1993 - March 1995. Age 51.


DONALD A. GUTIERREZ

Vice President - Carlon

Vice President, Carlon since March 1998.
Previously was Vice President, Carlon Electrical
Products since July 1997. Previously was
National Sales Manager since January 1997.
Previously was Manager, Distributor Sales August
1996 - January 1997. Previously was in Marketing and Sales with General Electric 1979 - August
1996. Age 41.


CHARLES W. HENNON

Vice President and Chief Information Officer

Vice President and Chief Information Officer since April 1998. Previously was Manager,
Business Support Services with Ferro Corporation
1993 - April 1998. Age 53.


MELVIN W. JOHNSON

Vice President

Vice President since February 1991.    Age 62.


ROBERT J. MOYER

Vice President - Supply Chain Management

Vice President, Supply Chain Management since
July 1997. Previously was Vice President,
Distribution since April 1997. Previously was
Vice President, Supply Chain Management, Little
Tikes Co., 1994 - April 1997. Previously was
Materials Manager, Nordson Corp. 1988 - 1994.
Age 45.


LORI L. SPENCER

Vice President and Controller

Vice President and Controller since August 1997.
Previously was Vice President, Strategic
Planning since February 1997. Previously was
Director, Financial Planning & Internal Audit,
September 1994 - February 1997. Previously was
Manager Internal Audit, August 1992 - September
1994. Age 39.


NORMAN  P. SUTTERER

Vice President - Lamson Home Products

Vice President - Lamson Home Products since
March 1998. Previously was Vice President,
Carlon Telecom Systems since January 1994.
Previously was Vice President Carlon Power &
Telecom Systems, August 1992 - January 1994. Age
49.

PART II

Item 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. High and low sales prices for the common stock are included in Note L to the Consolidated Financial Statements. No dividends were paid in 1998, 1997 or 1996. The approximate number of shareholders of record of the Company's Common Stock at February 12, 1999 was 1685.

Item 6. - SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY

                                                                                         FISCAL YEARS ENDED
                                                                    ------------------------------------------------------------
(Dollars in thousands except per share data,
shareholders, associates and percentages                                 1998          1997       1996         1995        1994
----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
    NET SALES                                                          $ 270,914   $ 271,780   $ 289,052   $ 299,166   $ 287,645
    Cost of products sold                                                218,097     226,449     227,778     242,608     235,876
    GROSS PROFIT                                                          52,817      45,331      61,274      56,558      51,769
    Selling, general and administrative expenses                          43,897      47,826      49,135      42,520      40,840
    OPERATING INCOME (LOSS)                                                8,920      (2,495)     12,139      14,038      10,929
    Net interest expense                                                   4,341       3,768       2,611       5,864       6,673
    INCOME (LOSS) FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES AND
        CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             4,579      (6,263)      9,528       8,174       4,256
    Income tax benefit                                                     2,100       1,550       4,100       3,900
    INCOME (LOSS) FROM CONTINUING OPERATIONS
        BEFORE CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE                                                   6,679      (4,713)     13,628      12,074       4,256
    Loss from discontinued operations                                                                                     (9,930)
    Cumulative effect of accounting change                                            (4,940)
    NET INCOME (LOSS)                                                      6,679      (9,653)     13,628      12,074      (5,674)
    ------------------------------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION:
    Current Assets                                                     $  83,975   $  91,567   $  90,945   $  80,244   $  87,526
    Other Assets                                                          25,957      21,079       9,703       2,680       2,899
    Assets Held for Sale                                                                                                   3,742
    Property, Plant and Equipment                                         50,735      56,329      60,473      51,747      53,979
    Total Assets                                                         160,667     168,975     161,121     134,671     148,146
    Current Liabilities                                                   47,278      57,580      51,906      49,584      52,032
    Long-Term Debt                                                        40,807      44,712      36,911      24,842      46,958
    Other Long-Term Liabilities                                           28,451      29,702      27,517      29,326      36,276
    Shareholders' Equity                                                  44,131      36,981      44,787      30,919      12,880
    Working Capital                                                       36,697      33,987      39,039      30,660      35,494
----------------------------------------------------------------------------------------------------------------------------------
STATISTICAL INFORMATION:
    Average number of common shares and
     common share equivalents                                             13,488      13,349      13,641      13,404      13,239
    Number of shareholders of record                                       1,687       1,832       1,987       2,162       2,370
    Number of associates                                                     983       1,044       1,164       1,048       1,325
    Book value per share                                               $    3.27      $ 2.77   $    3.28   $    2.33   $    0.97
    Market price per share                                             $   5-1/8   $ 5-13/16   $   7-1/4   $   7-3/4   $       6
    Market capitalization                                              $  68,903   $  77,970   $  96,433   $ 103,011   $  79,673
    Long-term debt as a % of market capitalization                          59.2%       57.3%       38.3%       24.1%       58.9%
    Total debt as a % of market capitalization                              64.8%       62.2%       42.8%       27.8%       64.6%
    Operating cash flow as a % of total debt                                19.5%        6.2%       21.3%       66.6%        7.3%
    Long-term debt as a % of equity                                         92.5%      120.9%       82.4%       80.3%      364.6%
    Return on average equity from continuing operations                     16.5%      (11.5)%      36.0%       55.1%       29.7%
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE
    Continuing operations                                              $    0.50   $   (0.35)  $    1.02   $    0.91   $    0.32
    Discontinued operations                                                                                                (0.75)
    Cumulative effect of accounting change                                         $   (0.37)
    NET EARNINGS (LOSS)                                                $    0.50   $   (0.72)  $    1.02   $    0.91   $   (0.43)
DILUTED EARNINGS (LOSS) PER COMMON SHARE
    Continuing operations                                              $    0.50   $   (0.35)  $    1.00   $    0.90   $    0.32
    Discontinued operations                                                                                                (0.75)
    Cumulative effect of accounting change                                         $   (0.37)
    NET EARNINGS (LOSS)                                                $    0.50   $   (0.72)  $    1.00   $    0.90   $   (0.43)


Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF THE CONSOLIDATED STATEMENTS OF OPERATIONS
THE CONSOLIDATED STATEMENTS OF OPERATIONS present Lamson & Sessions' operating performance over the last three years.

NET SALES of $271 million in 1998 were less than 1% lower than the $272 million reported in 1997. Overall volume in the commodity rigid pipe products was up 2%, but average selling prices decreased by 6% due to lower raw material costs that were passed on to customers. This sales decline was partially offset by an 8% increase in sales of priority products, especially large diameter sewer pipe, specialty extrusion, raceway systems, and the enclosure and electrical fitting products lines. During 1998, the Company continued to eliminate many of its lower-margin products, primarily commodity sewer pipe and wiring devices. These product line reductions lowered sales by $4.8 million, or 1.8% compared with 1997.

Net Sales of $272 million for 1997 were 6% lower than net sales of $289 million in 1996. Lamson Vylon Pipe business accounted for $11 million of this decline. Approximately $4 million of the sales decrease resulted from a planned exit of the commodity sewer pipe product market, and $7 million resulted from large diameter pipe project delays. Despite the disruption to the Company's wireless electrical products business from a fire at the Dimango Products facility and customer service and logistic support issues, Lamson Home Products was able to offset these declines by the introduction of new products and retail market strength to grow by 8%. The reduction in net sales in the Carlon segment was due primarily to customer service problems resulting from the implementation of new business processes and information technology, supply chain logistics issues and a reduction in rigid pipe product sales due to competitive pressures in the market.

GROSS MARGIN increased 17% to 19.5% of net sales in 1998 compared to 16.7% in 1997. This improvement was a result of reduced raw material costs referred to above, increased utilization of the Company's manufacturing plants, a shift in sales mix to higher-margin products and improved manufacturing and distribution cost controls. These improvements helped to offset $792,000 in a restructuring charge consisting primarily of a write-down of certain inventory to net realizable value. The charge, which is included in cost of products sold, was incurred during the fourth quarter of 1998 and related to the consolidation of the Company's distribution operations, which is expected to be completed in the second quarter of 1999.

Gross Margin decreased 21% to 16.7% of net sales for 1997 compared to 21.2% of net sales in 1996. The gross margin decrease was due in part to the same factors that reduced sales levels. In addition, because of competitive conditions and customer service issues, the Company was unable to raise prices on its commodity rigid pipe after absorbing substantial raw material price increases. Manufacturing plants operated at reduced production rates for several months in 1997 in order to decrease the working capital investment in inventory. Distribution costs were elevated due to logistic network changes and heavy emphasis on increasing customer order fill rates and delivery timeliness to regain customer confidence. Freight costs were also negatively impacted by the UPS strike and Union Pacific rail logistic problems during 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES in 1998 decreased by 8% to 16.2% of net sales compared to 17.6% in 1997. The decline is attributable to more efficient administrative operations, elimination of excess costs from the Company's 1997 implementation of new business processes and information technology and reduced pension costs. This was partially offset by costs of $700,000 incurred in support of the sale of the polyvinyl chloride (PVC) pipe business.

Selling, General and Administrative Expenses were reduced by 3% to $48 million in 1997 compared to 1996. This decrease was primarily the result of lower sales commissions, as 1997 net sales were 6% less than 1996. Despite the reduction in expense, the total costs rose to 17.6% of net sales in 1997 compared to 17% in 1996 due to the decrease in net sales between the two periods.

INTEREST EXPENSE increased 15% to $4.3 million in 1998 from $3.8 million in 1997. This increase reflects the effect of operating losses incurred in 1997 through the first quarter of 1998, which resulted in higher average debt outstanding and borrowing rates in 1998.

Interest Expense of $3.8 million for 1997 reflects a 44% increase from 1996 and is primarily attributable to increased debt levels, higher working capital investment and the operating loss. The Company had planned to incur the cost of the increased working capital investment in support of key projects that it was implementing in 1997. The operating loss decreased the interest coverage under the terms of the secured borrowing agreement and resulted in high borrowing rates.

INCOME TAX BENEFIT of approximately $2.1 million in 1998 and $1.6 million in 1997 was generated from a reduction in the valuation allowance placed on the Company's net deferred tax assets.

The Company reduced its net deferred tax assets valuation allowance by approximately $1.6 million in 1997 and $4.1 million in 1996.

DISCUSSION OF THE CONSOLIDATED BALANCE SHEETS
THE CONSOLIDATED BALANCE SHEETS present the Company's financial position at year-end, compared to the previous year-end. The statement provides information to assist in assessing such factors as the Company's liquidity and financial resources. The 1998 current ratio increased 12% to 1.8, mainly due to decreased accounts payable, which resulted from lower raw material costs and less capital spending. The total debt-to-equity ratio decreased to 1 to 1 in 1998 compared to
1.3 to 1 in 1997. Total debt decreased by 7.8%, from $48.5 million in 1997 to $44.7 million in 1998, while equity increased 19.3% to $44.1 million due to a strong turnaround in 1998 operating results.

ACCOUNTS RECEIVABLE are primarily due from trade customers. Accounts Receivable increased approximately $2.1 million in 1998 from 1997, which is the result of $1.8 million in higher sales in the fourth quarter. Days sales outstanding are
45.8 for 1998 compared to 46.7 in 1997.

INVENTORIES decreased nearly $6.4 million in 1998 from 1997. This change resulted primarily from reduced average raw material costs in 1998, the accelerated sale of traditionally slow-moving products and improved inventory planning and control. Average inventory turns improved to 4.4 times in 1998 compared to 4.1 times in 1997.

PENSION ASSETS increased $3.6 million in 1998 from 1997. The increase resulted from continued improvement in the funding status of the Company's qualified pension plans, due to the Company's contributions and a favorable investment performance.

ACCOUNTS PAYABLE decreased by $7.6 million in 1998 representing a 27.6% decline. Lower PVC resin costs, reduced capital spending and improved operating efficiencies were the main causes of this reduction.

LONG-TERM DEBT decreased $3.9 million during 1998. Due to favorable operating cash flow, the Company was able to pay down term debt without an increase in the revolving line of credit.

DISCUSSION OF THE CONSOLIDATED STATEMENTS OF CASH FLOWS
THE CONSOLIDATED STATEMENTS OF CASH FLOWS present the cash inflows and outflows from the Company's operating, investing and financing activities. Cash and cash equivalents increased slightly at year-end 1998 compared to 1997.

CASH FLOWS FROM OPERATING ACTIVITIES - The Company generated $8.7 million in cash from operations in 1998, an increase of 190% over the 1997 cash flow from operations of $3 million. The increase in cash flow from operations in 1998 reflects an improved operating performance, which resulted in $18.9 million in earnings before interest, tax, depreciation and amortization (EBITDA).

The Company generated $3 million in cash from operations in 1997, a decrease of nearly $6 million from 1996. The decline in cash flow from operations in 1997 relates to the decline in operating profits between the two years offset by better management of accounts receivable and accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES - The Company reduced its purchases of property, plant and equipment by $7 million to $4.5 million in 1998. These additions were directed toward increased manufacturing capacity of priority products and product line expansions.

The Company used $12 million in 1997 for the purchases of equipment, primarily for increasing capacity and production efficiencies, a decrease of $5 million from 1996. This reduction is due to completion of the implementation of the business process and information technology project.

CASH FLOWS FROM FINANCING ACTIVITIES - The Company used $3.6 million of cash in 1998 for financing activities. Due to improved operating cash flows, the Company was able to pay down term debt and capital lease obligations without increasing the revolving line of credit.

Based upon the Company's past performance and current expectations, management believes that internally generated cash flows and existing capacity under the secured credit agreement are adequate to fund the Company's 1999 cash needs for capital expenditures and general operating requirements.

Year 2000 Compliance
--------------------

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

In 1995, the Company began a comprehensive review of the operating systems which underlie its ability to conduct daily business activity. Over the next three years, concluding in 1997, the Company spent in excess of $15 million to replace its core business operations and communications software systems; virtually all of the computer and telecommunications hardware; and re-engineered or adopted best practices throughout its business process activities. The primary impetus for this investment was to support the attainment of strategic business objectives and to address Y2K concerns concurrently. This investment included a significant commitment to electronic commerce activities with our customers and manufacturers' sales representative organizations. In addition, the Company has implemented extensive education and skill development programs to provide for continued knowledge transfer, ongoing support and functionality development.

During 1998, the Company authorized an independent audit of all software and facilities equipment at each of its business sites to identify potential areas of exposure, representing a continuing proactive investment in addressing Y2K concerns. As a follow-up to this audit, a Y2K cross-functional team was formed to monitor and assess official compliance statements from our software and equipment vendors and to initiate remediation activities at the non-compliant sites where potentially there could be a material impact on our business. In addition, the Company has contacted our significant customers and suppliers to inform them of our compliance status, to determine their state of readiness and to identify any subsequent actions which may be needed by us.

Current analysis indicates that our core business information system, to the best of our knowledge, is Y2K compliant. As we address potential areas of non-compliance, we are evaluating and prioritizing them on the basis of their materiality to our business. We are utilizing existing staff in the respective functional areas to assist in this evaluation process and take appropriate corrective action, but we do not expect to incur significant additional costs based on what has been identified to date. We will continue our compliance investigation and develop contingency plans where necessary. We plan to complete the assessment phase by the end of the second quarter of 1999, and expect to achieve Y2K readiness on our internal computer systems and facilities equipment by the end of the third quarter of 1999.

While the information we have received regarding third-party systems, on which the Company's systems rely, indicates that they are or will be Y2K compliant, we cannot guarantee this nor can we estimate at this time any material effect on our Company and its operations if this would not be the case. The Company continues its aggressive assessment of these potential third-party exposures and will address the issues accordingly. This is a known uncertainty and is currently not estimable.

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

During 1998, the Company continually improved its customer service performance and the utilization of its new business processes and information technology. This resulted in a strong turnaround from the difficult year experienced in 1997. In 1999, the Company expects to make further gains in servicing customers with the opening of a 350,000-square-foot, state-of-the-art distribution center in Columbia, South Carolina. This will allow consolidation of all eastern and midwest distribution operations into one facility. Pursuant to the restructuring, the Company will incur a pre-tax restructuring charge totaling $2 to $4 million. Approximately $800,000 of the charge was recognized in 1998, and the remainder will be recognized in the first half of 1999.

As a result of an evaluation of strategic alternatives available to reduce its exposure to highly volatile raw material pricing inherent in the commodity PVC pipe products, on December 11, 1998, the Company signed an agreement to sell substantially all of its PVC Pipe Business assets and certain liabilities to Eagle Pacific Industries, Inc. This transaction is expected to close by the end of the second quarter of 1999. The Company values this transaction at approximately $58 million and estimates a gain of at least $6 million on the completion of the sale. The Company will use the proceeds from this sale to substantially reduce long-term debt, provide funding for possible acquisitions and other corporate needs.

The Company's efforts in 1999 will focus on growing the retained business through high-quality customer service, expanding its penetration in the North American market, leveraging innovative products recently introduced and redoubling its efforts to grow through acquisitions, especially in the industrial electrical and telecommunication markets.

The retained product lines, after the PVC Pipe Business disposition, are expected to exceed market rate of growth as new products are introduced and become specified in standards. Based on current indications of steady 1999 construction spending, housing starts, interest rates and retail spending, the Company anticipates sales growth and improved profitability in each business segment.

The foregoing outlook contains expectations that involve risks and uncertainties within the meaning of the private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors such as (i) the volatility of polyvinyl chloride resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) satisfaction of the various conditions to closing the sale of the PVC Pipe Business in the second quarter of 1999 and the timely consummation of that transaction (iv) maintaining the current level of housing starts, consumer confidence and general construction trends, and (v) a reversal in the country's general pattern of economic improvement affecting the markets for the Company's products.


Item 7(a). - Not Applicable.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED  STATEMENTS OF OPERATIONS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
(Dollars in thousands, except per share data)



                                                       FISCAL YEARS
                                               -----------------------------------
                                                  1998         1997         1996
                                               -----------------------------------
NET SALES                                      $ 270,914    $ 271,780    $ 289,052
Cost of products sold                            218,097      226,449      227,778
                                               ---------    ---------    ---------

GROSS PROFIT                                      52,817       45,331       61,274
Selling, general and administrative expenses      43,897       47,826       49,135
                                               ---------    ---------    ---------

OPERATING INCOME (LOSS)                            8,920       (2,495)      12,139
Interest                                          (4,341)      (3,768)      (2,611)
                                               ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE          4,579       (6,263)       9,528
Income tax benefit                                 2,100        1,550        4,100
                                               ---------    ---------    ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                            6,679       (4,713)      13,628

Cumulative effect of accounting change                         (4,940)
                                               ---------    ---------    ---------

NET INCOME (LOSS)                              $   6,679    $  (9,653)   $  13,628
                                               =========    =========    =========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) before change in
  accounting principle                         $    0.50    $   (0.35)   $    1.02
Cumulative effect of accounting change                          (0.37)
                                               ---------    ---------    ---------
NET EARNINGS (LOSS)                            $    0.50    $   (0.72)   $    1.02
                                               =========    =========    =========


DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) before change in
  accounting principle                         $    0.50    $   (0.35)   $    1.00
Cumulative effect of accounting change                          (0.37)
                                               ---------    ---------    ---------
NET EARNINGS (LOSS)                            $    0.50    $   (0.72)   $    1.00
                                               =========    =========    =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
(Dollars in thousands)



                                                                                  Fiscal Years
                                                                       ---------------------------------
                                                                          1998        1997       1996
                                                                       ---------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                      $  6,679    $ (9,653)   $ 13,628
Adjustments to reconcile net income (loss)
      to cash provided by operations:
    Depreciation and amortization                                         9,957       8,719       8,770
    Deferred income tax benefit                                          (2,100)     (1,450)     (4,300)
    Cumulative effect of accounting change                                            4,940
    Net change in working capital accounts:
      Accounts receivable                                                (2,129)      3,675      (1,551)
      Inventories                                                         6,413      (2,753)     (5,818)
      Prepaid expenses and other                                          4,535        (166)       (166)
      Accounts payable, accrued expenses and other current
        liabilities                                                     (10,391)      6,012        (476)
    Net change in other long-term items                                  (4,243)     (6,313)     (1,290)
                                                                       --------    --------    --------
CASH PROVIDED BY OPERATIONS                                               8,721       3,011       8,797

INVESTING ACTIVITIES
    Net purchases of property, plant and equipment                       (4,546)    (11,584)    (16,771)
    Purchase of business                                                                         (5,427)
    Net proceeds from sale of assets                                                  1,413
                                                                       --------    --------    --------
CASH USED IN INVESTING ACTIVITIES                                        (4,546)    (10,171)    (22,198)

FINANCING ACTIVITIES
    Net (payments) borrowings under secured credit agreement             (3,065)      7,817      12,446
    Net change in long-term borrowings and capital lease obligations       (751)       (633)        232
    Exercise of stock options                                               168         628          50
                                                                       --------    --------    --------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES                             (3,648)      7,812      12,728
                                                                       --------    --------    --------
INCREASE (DECREASE) IN CASH                                                 527         652        (673)
Cash at beginning of year                                                 1,410         758       1,431
                                                                       --------    --------    --------

CASH AT END OF YEAR                                                    $  1,937    $  1,410    $    758
                                                                       ========    ========    ========

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

January 2, 1999 and January 3, 1998
(Dollars in thousands)


                                                                                1998       1997
                                                                              --------   --------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                  $  1,937   $  1,410
   Accounts receivable, less allowances;
     1998--$2,924 and 1997--$2,975                                              35,080     32,951
   Inventories:
     Finished goods and work-in-process                                         33,873     39,532
     Raw materials                                                               5,289      6,043
                                                                              --------   --------
                                                                                39,162     45,575
   Deferred tax assets                                                           6,057      5,357
   Prepaid expenses and other                                                    1,739      6,274
                                                                              --------   --------
                                         TOTAL CURRENT ASSETS                   83,975     91,567

PENSION ASSETS                                                                  15,347     11,700

OTHER ASSETS                                                                    10,610      9,379

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                           3,588      3,586
  Buildings                                                                     21,592     21,430
  Machinery and equipment                                                       88,662     86,195
                                                                              --------   --------
                                                                               113,842    111,211

  Less allowances for depreciation and amortization                             63,107     54,882
                                                                              --------   --------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                                         50,735     56,329
                                                                              --------   --------

                                                  TOTAL ASSETS                $160,667   $168,975
                                                                              ========   ========


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

January 2, 1999 and January 3, 1998
(Dollars in thousands, except per share data)


                                                                                   1998          1997
                                                                                 ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                            $  20,077    $  27,734
     Accrued expenses and other liabilities                                         19,648       22,272
     Taxes                                                                           3,705        3,815
     Current maturities of long-term debt                                            3,848        3,759
                                                                                 ---------    ---------
                            TOTAL CURRENT LIABILITIES                               47,278       57,580

LONG-TERM DEBT                                                                      40,807       44,712

POST-RETIREMENT BENEFITS AND OTHER
  LONG-TERM LIABILITIES                                                             28,451       29,702

SHAREHOLDERS' EQUITY
     Common shares, without par value, with stated
     value of $0.10 per share, authorized 20,000,000
     shares; outstanding--13,444,534 shares in 1998
     and 13,414,184 shares in 1997                                                   1,344        1,341
   Other capital                                                                    73,574       73,409
   Retained earnings (deficit)                                                     (30,000)     (36,679)
   Accumulated other comprehensive income (loss)                                      (787)      (1,090)
                                                                                 ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                                          44,131       36,981
                                                                                 ---------    ---------

          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                               $ 160,667    $ 168,975
                                                                                 =========    =========


See notes to consolidated financial statements.
                                      -18-

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands)                                                        Accumulated Other
                                                                          Comprehensive Income (Loss)
                                                                          ---------------------------

                                                             Retained  Foreign Currency  Minimum Pension   Total
                                       Common      Other     Earnings   Translation         Liability   Shareholders'
                                       Shares     Shares    (Deficit)    Adjustment         Adjustment     Equity
                                       ------     ------    ---------    ----------         ----------     ------
BALANCE AT DECEMBER 30, 1995
Net income                            $ 1,329    $ 72,743   $ (40,654)                       $ (2,499)    $ 30,919
Other comprehensive income (loss):                             13,628                                       13,628
   Foreign currency translation                                             $ (279)                           (279)
   Minimum pension liability                                                                      469          469
                                                                                                        ----------
Total comprehensive income (loss)                                                                           13,818
Issuance of 9,333 common shares
   under stock option plans                 1          49                                                       50
------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 28, 1996          $ 1,330    $ 72,792   $ (27,026)      $ (279)          $ (2,030)    $ 44,787

Net loss                                                       (9,653)                                      (9,653)
Other comprehensive income (loss):
   Foreign currency translation
   Minimum pension liability                                                                    1,219        1,219
                                                                                                        ----------
Total comprehensive income (loss)                                                                           (8,434)
Issuance of 113,100 common shares
   under stock option plans                11         617                                                      628
------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 3, 1998            $ 1,341    $ 73,409   $ (36,679)      $ (279)          $   (811)    $ 36,981

Net income                                                      6,679                                        6,679
Other comprehensive income (loss):
   Foreign currency translation                                                (72)                            (72)
   Minimum pension liability                                                                      375          375
                                                                                                        ----------
Total comprehensive income (loss)                                                                            6,982
Issuance of 30,350 common shares
   under stock option plans                 3         165                                                      168
------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 2, 1999            $ 1,344    $ 73,574   $ (30,000)      $ (351)          $   (436)    $ 44,131
================================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

Three fiscal years ended January 2, 1999

NOTE A--ACCOUNTING POLICIES

FISCAL YEAR: The Company's fiscal year end is the Saturday closest to December 31.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of significant intercompany items and transactions. Certain 1997 and 1996 items have been reclassified to conform with 1998 financial statement presentation.

REVENUE RECOGNITION: Revenues are derived from sales to unaffiliated customers and are recognized when products are shipped.

CASH AND CASH EQUIVALENTS: The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

INVENTORIES: Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

FINANCIAL INSTRUMENTS: The Company's carrying value of its financial instruments approximates their fair value.

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

RESEARCH AND DEVELOPMENT COSTS: Research and development (R&D) costs consist of company-sponsored activities to develop new value-added products. R&D costs are expensed as incurred and expenditures were $3,700,000, $4,600,000 and $4,000,000 in 1998, 1997 and 1996, respectively.

ADVERTISING EXPENDITURES: Advertising costs are expensed as incurred and totaled $2,600,000, $3,500,000 and $3,800,000 for 1998, 1997 and 1996, respectively.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS:
During 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." In accordance with SFAS No. 130, the Company expanded its reporting and display of comprehensive income and its components in the Consolidated Statements of Shareholders' Equity. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic area and major customers. Pursuant to SFAS No. 131, the Company added disclosures on segment reporting in Note K. The new disclosures required for pensions and other post-retirement benefits according to SFAS No. 132 are included in Note C. The adoption of these statements did not affect the Company's reported financial position, results of operations or cash flows.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B--LONG-TERM DEBT AND COMMITMENTS

Long-term debt consists of the following:


(Dollars in thousands)                                   FISCAL YEARS
                                                --------------------------------
                                                    1998               1997
                                                --------------------------------
Secured Credit Agreement:
  Term                                               $11,250            $14,250
  Revolver                                            23,000             23,065
                                                -------------      -------------
                                                      34,250             37,315

Industrial Revenue Bonds                               8,570              8,770
Building mortgage                                      1,793              2,052
Other                                                     42                334
                                                -------------      -------------
                                                      44,655             48,471
Less amounts classified as current                     3,848              3,759
                                                -------------      -------------
                                                     $40,807            $44,712
                                                =============      =============


THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The Company has a long-term $65,000,000 secured credit agreement. The agreement was amended effective July 24, 1997 to reset the term loan portion of the debt to $15,000,000 and extend the term. The agreement is secured by the Company's accounts receivable, inventory and property, plant and equipment. The agreement consists of both term and revolving credit facilities with interest variable on both portions. The rate paid varies based on the Company's financial performance and the pricing option chosen. Borrowings under this agreement carry interest based on any of three pricing options (prime rate, LIBOR or commercial paper), at the Company's option, plus the applicable spread. Interest is paid in accordance with the maturity of the pricing option selected. The term portion of this facility carried interest at a weighted average rate of 8.6% which is 3.5% over the commercial paper rate at January 2, 1999 and requires principal payments of $750,000 due the last day of each calendar quarter with a $6,000,000 balloon payment due December 31, 2000. The revolving credit portion permits borrowings up to $50,000,000 at any time through December 31, 2000 and carries an average variable rate of 8.72% at January 2, 1999. The agreement provides for the payment of a commitment fee on the revolving line of credit of .375% per annum on the average daily unused commitment. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $10,000,000 under the agreement.

The Company's Industrial Revenue Bond financings include several issues due in annual installments from 1999 through 2023 with interest at variable rates. The weighted average rate for these bonds at January 2, 1999 was 3.54%. The Company maintains a letter of credit related to one of the Industrial Revenue Bonds for approximately $1,900,000 with a local bank. The Company's headquarters is subject to a mortgage payable in equal monthly installments through 2003 with interest at 8.625%.

The Company's credit agreements contain various restrictive covenants pertaining to maintenance of debt service, tangible net worth and certain other financial ratios.

The aggregate minimum combined maturities of long-term debt for the years 2000 through 2003 are approximately $32,141,000, $971,000, $1,054,000 and $1,020,000,
respectively, with $5,621,000 due thereafter.

Interest expense includes $142,000, $253,000 and $471,000 for amortization of deferred financing cost in 1998, 1997 and 1996, respectively. Interest capitalized was $170,000 and $417,000 in 1997 and 1996, respectively. No interest was capitalized in 1998. Interest paid was $4,253,000, $3,895,000 and $2,647,000 in 1998, 1997 and 1996, respectively.

Rental expense was $4,092,000, $4,656,000 and $3,699,000 in 1998, 1997 and 1996,
respectively. Aggregate future minimum payments related to operating leases with initial or remaining terms of one year or more for the years 1999 through 2003 are $3,104,000, $3,167,000, $2,850,000, $1,506,000 and $1,399,000, respectively.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE C--PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors several qualified and nonqualified pension plans and other post-retirement benefit plans for its current and former employees. The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over the two-year period ended January 2, 1999 and a statement of the funded status for both year ends:




(Dollars in thousands)                        Pension Benefits                 Other Benefits
                                            1998            1997            1998            1997
                                        -------------- --------------- ---------------  --------------

CHANGE IN BENEFIT OBLIGATION
Obligation at beginning of year              $ 78,821        $ 76,901        $ 18,287        $ 18,139
Service Cost                                    1,164             922             289             294
Interest Cost                                   5,306           5,483           1,206           1,027
Plan participants' contribution                                                    93             118
Actuarial loss                                  4,788           3,173             368             784
Benefits paid                                  (6,928)         (7,658)         (1,840)         (2,075)
                                        -------------- --------------- ---------------  --------------

Obligation at end of year                    $ 83,151        $ 78,821        $ 18,403        $ 18,287
                                        ============== =============== ===============  ==============


(Dollars in thousands)                                     Pension Benefits              Other Benefits
                                                         1998           1997            1998         1997
                                                     -------------  --------------  ------------- ------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year           $ 76,747        $ 71,409
Actual return on plan assets                                9,257           9,552
Employer contributions                                      4,823           3,444        $ 1,747      $ 1,957
Plan participants' contributions                                                              93          118
Benefits paid                                              (6,928)         (7,658)        (1,840)      (2,075)
                                                     -------------  --------------  ------------- ------------
Fair value of plan assets at end of year                 $ 83,899        $ 76,747         $            $
                                                     =============  ==============  ============= ============


Plan assets include Company securities with a fair market value at January 2, 1999 and January 3, 1998 of $3.5 million and $2.4 million, respectively.


(Dollars in thousands)                                    Pension Benefits               Other Benefits
                                                        1998           1997            1998           1997
                                                    -------------- -------------- --------------- --------------
FUNDED STATUS
Fund status at end of year                            $       748     $   (2,074)   $(18,403)      $(18,287)
Unrecognized actuarial (gain) loss                         12,007          9,576      (1,328)        (1,844)
Unrecognized transition (asset)                            (1,429)        (1,516)
Unrecognized prior service cost                               299            369
                                                    -------------- -------------- --------------- --------------

Net amount recognized at end of year                      $11,625         $6,355    $(19,731)      $(20,131)
                                                    ============== ============== =============== ==============

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE C--PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--Continued

The table above provides information relating to the funded status of all defined benefit pension plans on an aggregated basis. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $4.5 million, $4.1 million and $0, respectively, as of January 3, 1999 and $29.0 million, $28.8 million and $22.3 million, respectively, as of January 2, 1998.

The following table provides the amounts recognized in the consolidated balance sheets for both years:



(Dollars in thousands)                                      Pension Benefits               Other Benefits
                                                           1998          1997           1998            1997
                                                     ------------- ------------- ---------------  -------------
Prepaid benefit cost                                     $ 15,347      $ 11,700
Accrued benefit liability                                  (4,250)       (6,480)      $ (19,731)      $(20,131)
Intangible asset                                               92           324
Accumulated other comprehensive income                        436           811
                                                     ------------- ------------- ---------------  -------------
                                                         $ 11,625       $ 6,355       $ (19,731)      $(20,131)
                                                     ============= ============= ===============  =============

The assumptions used in the measurement of the Company's benefit obligations at January 2, 1999 and January 3, 1998 were:


                                             Pension Benefits                Other Benefits
                                           1998          1997            1998         1997
                                        ------------ -------------   ------------- ------------
Discount rate                              6.5%          7.0%            6.5%         7.0%

Expected return on plan assets             9.5%          9.5%

Rate of salary increase                    5.0%          5.0%


For measurement purposes, a 9.7% average health care cost trend rate was used for 1999. The rate is assumed to decline gradually each year to an ultimate rate of 5.5% in 2007 and thereafter. A 1% change in assumed health care cost trend rates would have the following effects:


(Dollars in thousands)
                                        1% Increase         1% Decrease
                                     -------------------  -----------------

Net periodic benefit cost               $        155        $       (140)
Accumulated post-retirement
  benefit obligation                    $      1,273        $     (1,146)


THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE C--PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--Continued

The components of net periodic benefit cost are as follows:


(Dollars in thousands)
                                              Pension Benefits                          Other Benefits
                                       1998         1997         1996          1998         1997          1996
                                    ----------- ------------- ------------  -----------  ------------ -------------
 Service cost                          $ 1,164         $ 922        $ 930        $ 289         $ 294         $ 279
 Interest cost                           5,306         5,483        5,574        1,206         1,027         1,092
 Actual return on assets                (9,257)       (9,552)      (9,572)
 Net amortization and deferral           2,339         3,356        3,889         (149)         (278)         (252)
 Curtailment loss                                        106          103
 Defined contribution plans                853           771          772
                                    ----------- ------------- ------------  -----------  ------------ -------------
                                         $ 405       $ 1,086      $ 1,696      $ 1,346       $ 1,043       $ 1,119
                                    =========== ============= ============  ===========  ============ =============



The Company remains contingently liable for post-retirement benefits of certain businesses previously sold.

NOTE D--LITIGATION

The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position.

NOTE E--PREFERRED AND PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at January 2, 1999. The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value ("Series II Preference Stock"), which relates to the Rights Agreement, dated as of September 8, 1998, between the Company and National City Bank (the "Rights Agreement"). The Company adopted the Rights Agreement to replace its then-existing shareholder rights plan, which expired on September 7, 1998.

Under the Company's Rights Agreement, each shareholder has the right to purchase from the Company one one-hundredth of a share of the Series II Preference Stock, subject to adjustment, upon payment of an exercise price of $44.75. The rights will become exercisable only after a person or group acquires beneficial ownership of or commences a tender or exchange offer for 15% or more of the Company's Common Shares. Rights held by persons who exceed that threshold will be void. In the event that a person or group acquires beneficial ownership of 15% or more of the Company's Common Shares, or a 15% shareholder merges into or with the Company or engages in one of a number of self-dealing transactions, each right would entitle its holder to purchase a number of the Company's Common Shares (or, in certain cases, common stock of an acquirer) having a market value of twice the right's exercise price.

The Company's Board of Directors may, at its option, redeem all rights for $0.01 per right, generally at any time prior to the rights becoming exercisable. The rights will expire on September 20, 2008, unless earlier redeemed, exchanged or amended by the Board of Directors.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F--STOCK COMPENSATION PLANS

Under the 1994 Nonemployee Directors Stock Option Plan, the Company is authorized to issue 60,000 common shares in non-qualified stock options. The stock options become exercisable one year after date of grant and expire at the end of ten years. At January 2, 1999 a total of 17,000 shares were available for future grant of stock options under this plan.

On May 5, 1998, the Company's 1988 Incentive Equity Performance Plan expired. On January 2, 1999, there were options outstanding under the Plan representing 1,422,300 shares of the Company's common stock. The options outstanding under the Plan may be exercised through April 20, 2008, pursuant to the terms of the stock option agreements.

On April 24, 1998, at the Company's Annual Meeting, the 1998 Incentive Equity Plan, was approved by the shareholders for 650,000 shares of common stock. Under the 1998 Incentive Equity Plan, the Company is authorized to issue incentive stock options (ISOs), non-qualified stock options, stock appreciation rights
(SARs) and restricted or deferred stock. Stock options generally become exercisable, in part, one year after date of grant and expire at the end of ten years. At January 2, 1999, under this Plan, a total of 642,000 shares were available for future grant.

A summary of the status of the Company's three stock compensation plans as of January 2, 1999, January 3, 1998 and December 28, 1996, and changes during the respective years then ended is presented below:


(Shares in thousands)
                                                          1998                            1997                        1996
                                             ------------------------------- -------------------------------- --------------------
                                                             Weighted-                       Weighted-                 Weighted-
                                                              Average                         Average                   Average
                                              Shares      Exercise Price      Shares       Exercise Price  Shares   Exercise Price
                                             ---------- -------------------- ---------- ----------------- --------- --------------

Outstanding at beginning of year                 1,177   $             6.83   1,138      $        6.58     933       $      6.04
Granted                                            461                 6.91     251               7.91     229              8.76
Exercised                                          (30)                5.54    (113)              5.55      (9)             5.29
Forfeited                                         (135)                8.47     (99)              8.16     (15)             7.60
                                             ---------- -------------------- ---------- ---------------- ---------- --------------
Outstanding at end of year                       1,473   $             6.73   1,177      $        6.83   1,138       $      6.58
                                             ========== ==================== ========== ================ ========== ==============

Options exercisable at year-end                    899                          841                        896

Weighted-average fair value of options
   granted during the year                               $             2.55              $        2.97               $      3.32



THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F--STOCK COMPENSATION PLANS--Continued

The following table summarizes information about options outstanding at January 2, 1999:



                                          Options Outstanding                             Options Exercisable
                        -------------------------------------------------------   ---------------------------------
                                         Weighted-Average
       Range of           Shares             Remaining         Weighted-Average        Shares      Weighted-Average
    Exercise Prices     at 1/2/99     Contractual Life (Yrs)    Exercise Price        at 1/2/99      Exercise Price
    ---------------     ---------     ----------------------    --------------        ---------      --------------

         $ 0-5             168,300                  2.33             $   4.43         160,300          $ 4.43
          5-10           1,293,500                  6.92                 7.00         727,164            6.78
         10-15              11,500                  7.40                10.24          11,500           10.24



The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based plans. Accordingly, compensation cost has not been recognized for the fixed stock compensation plans. Had compensation expense been recognized following SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(Dollars in thousands, except per share data)
                                                                                       Fiscal Years
                                                                 -----------------------------------------------
                                                                     1998             1997            1996
                                                                 -----------------------------------------------
Net income (loss)                            As reported              $ 6,679         $ (9,653)        $ 13,628
                                             Pro forma                  6,230           (9,932)          13,383

Basic earnings (loss) per share              As reported              $  0.50         $  (0.72)        $   1.02
                                             Pro forma                   0.46            (0.74)            1.01

Diluted earnings (loss) per share            As reported              $  0.50         $  (0.72)        $   1.00
                                             Pro forma                   0.46            (0.74)            0.98


For pro forma calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:


                                --------------------------------------------------------
                                       1998                1997              1996
                                --------------------------------------------------------
Expected volatility                    30.0%              28.9%             30.4%

Risk-free interest rates               5.62%              6.34%              6.0%

Average expected life                 5 years            5 years           5 years

                                      -27-

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE G--EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:



(Dollars and shares in thousands,
  except per share data)                                   Fiscal Years
                                                  -------------------------------
                                                     1998       1997        1996
                                                  -------------------------------
BASIC EARNINGS (LOSS) PER SHARE COMPUTATION
  Net Income (Loss)                               $  6,679   $ (9,653)   $ 13,628
                                                  ========   ========    ========

  Average Common Shares Outstanding                 13,433     13,349      13,297
                                                  ========   ========    ========

  Basic Earnings (Loss) Per Share                 $   0.50   $  (0.72)   $   1.02
                                                  ========   ========    ========

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION
  Net Income (Loss)                               $  6,679   $ (9,653)   $ 13,628
                                                  ========   ========    ========

  Basic Shares Outstanding                          13,433     13,349      13,297
  Stock Options Calculated Under
      the Treasury Stock Method                         55                    344
                                                  --------   --------    --------
  Total Shares                                      13,488     13,349      13,641
                                                  ========   ========    ========

  Diluted Earnings (Loss) Per Share               $   0.50   $  (0.72)   $   1.00
                                                  ========   ========    ========


NOTE H--INCOME TAXES

The Company has recognized net federal income tax benefits as follows:

(Dollars in thousands)

                          1998              1997             1996
                          ----              ----             ----

   Current                               $    (100)         $    200
                     -----------       ------------       -----------
                                              (100)              200

   Deferred           $   (2,100)           (1,450)           (4,300)
                     ------------      ------------       -----------
                      $   (2,100)        $  (1,550)         $ (4,100)
                     ============      ============       ===========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


(Dollars in thousands)                                                               Fiscal Years
                                                                           ---------------------------------
                                                                                 1998               1997
                                                                           ---------------------------------
Deferred tax assets:
        Net operating loss carryforwards                                        $ 18,200           $ 17,700
        Other accruals, credits and reserves                                       8,100              7,200
        General business and alternative minimum tax credits                       2,700              2,700
        Post-retirement benefits other than pensions                               7,000              7,000
                                                                           --------------     --------------
                                                                                  36,000             34,600
        Less:  valuation allowance                                               (14,500)           (18,800)
                                                                           --------------     --------------
        Total deferred tax assets                                                 21,500             15,800

Deferred tax liabilities:
        Tax in excess of book depreciation                                         5,750              4,350
        Pensions                                                                   4,000              1,800
                                                                           --------------     --------------
        Total deferred tax liabilities                                             9,750              6,150
                                                                           --------------     --------------
Total net deferred tax assets                                                   $ 11,750            $ 9,650
                                                                           ==============     ==============


The valuation allowance for net deferred tax assets decreased by $4,300,000 in 1998. The reduction was the result of net changes in temporary differences and the reversal of $2,100,000 of the valuation allowance, based on improved operating results in 1998 and projected operating results in 1999. The Company has available net operating loss carryforwards totaling approximately $52 million which expire in the years 2001 to 2012. The Company also has available general business tax credit carryforwards of $1.8 million which expire through 2012 and alternative minimum tax credit carryforwards of approximately $1 million which may be carried forward indefinitely.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:


(Dollars in thousands)                                                             Fiscal Years
                                                               -----------------------------------------------------
                                                                   1998                1997               1996
                                                               -----------------------------------------------------

Tax expense (benefit) at statutory rates                            $  1,603            $ (3,921)          $  3,335
Adjustment due to:
          Change in valuation allowance                               (4,300)              1,900             (6,600)
          Other                                                          597                 471               (835)
                                                               --------------     ---------------     --------------
                                                                    $ (2,100)           $ (1,550)          $ (4,100)
                                                               ==============     ===============     ==============

Income taxes paid in 1998 and 1996 were $11,000 and $282,000, respectively. In 1997, the Company received an income tax refund of $175,000.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE I--CHANGE IN ACCOUNTING PRINCIPLE

As required by Emerging Issues Task Force (EITF) Issue No. 97-13, "Business Process Re-engineering Costs," the Company changed its accounting policy in the fourth quarter of 1997, regarding its business and information technology project. Prior to the issuance of the consensus opinion, substantially all direct costs relating to the project were capitalized, including the portion related to business process re-engineering. Under the EITF consensus, all costs for business process re-engineering must be expensed as incurred and the unamortized balance of these costs of $4.9 million were written off as a cumulative adjustment in the fourth quarter of 1997.

NOTE J--ACQUISITION AND PENDING DISPOSITION OF BUSINESSES

In October 1996, the Company acquired all the outstanding shares of Dimango Products Corporation for $5,400,000 (including the assumption of debt). The results of operations for Dimango from the date of acquisition are included in the Company's consolidated statements of operations.

On December 11, 1998, the Company executed an agreement to sell substantially all of its PVC pipe business assets and certain liabilities to Eagle Pacific Industries, Inc. (Eagle) for $45 million in cash, $6 million in Eagle subordinated notes, 785,000 shares of Eagle common stock and $6 million in retained net working capital. The proposed sale transaction is conditioned upon antitrust clearance and approval of Eagle shareholders of a related merger agreement and is expected to close in the second quarter of 1999. Net sales for the PVC pipe product lines being sold were $111.3 million, $114.4 million and $136.2 million in 1998, 1997 and 1996, respectively.

NOTE K--BUSINESS SEGMENTS

The Company's reportable segments are as follows:

CARLON - INDUSTRIAL, RESIDENTIAL, COMMERCIAL, TELECOMMUNICATIONS AND UTILITY CONSTRUCTION. The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold to this segment include rigid conduit, electrical and wire raceway systems and a broad line of nonmetallic enclosures, outlet boxes and electrical fittings. Examples of the applications for the products included in this segment are traditional smooth wall communication duct and spacers used by telecommunication and CATV industries to house telecommunications cable, multi-cell duct systems designed to protect underground fiber optic cables allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

LAMSON HOME PRODUCTS - CONSUMER. The major customers served are home centers and mass merchandise for the "do-it-yourself" home repair market. The products included in this segment are light dimmers, fan speed controls, touch controls, wireless door chimes, motion sensors and home security systems. In addition, the Company supplies this market with products such as outlet boxes, electrical conduit, liquidtight conduit and electrical fittings.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

LAMSON VYLON PIPE - ENGINEERED SEWER PRODUCTS. Provides engineered sewer products to various municipalities and private contractors for drainage systems and sewer construction and rehabilitation. Principal products utilized by this segment include closed profile engineered sewer pipe for new sewer construction and existing sewer line rehabilitation. The products range in diameter from 4 to 54 inches.

(Dollars in thousands)

                                                  1998                  1997                  1996
                                          -----------------     -----------------     ------------------
NET SALES
Carlon                                           $ 193,693             $ 194,044              $ 205,211
Lamson Home Products                                57,443                59,983                 55,199
Lamson Vylon Pipe                                   19,778                17,753                 28,642
                                          -----------------     -----------------     ------------------
                                                 $ 270,914             $ 271,780              $ 289,052
                                          =================     =================     ==================

OPERATING INCOME (LOSS)
Carlon                                            $ 15,345               $ 9,443               $ 18,808
Lamson Home Products                                  (669)               (2,735)                 1,686
Lamson Vylon Pipe                                    2,109                (1,479)                    59
Corporate Office                                    (7,865)               (7,724)                (8,414)
                                          -----------------     -----------------     ------------------
                                                   $ 8,920              $ (2,495)              $ 12,139
                                          =================     =================     ==================

IDENTIFIABLE ASSETS
Carlon                                            $ 78,558              $ 84,428               $ 88,768
Lamson Home Products                                34,674                40,032                 40,411
Lamson Vylon Pipe                                   15,037                13,869                 14,645
Corporate Office                                    32,398                30,646                 17,297
                                          -----------------     -----------------     ------------------
                                                 $ 160,667             $ 168,975              $ 161,121
                                          =================     =================     ==================

DEPRECIATION AND AMORTIZATION
Carlon                                             $ 5,855               $ 5,087                $ 5,371
Lamson Home Products                                 2,906                 2,494                  2,230
Lamson Vylon Pipe                                    1,196                 1,107                  1,169
                                          -----------------     -----------------     ------------------
                                                   $ 9,957               $ 8,688                $ 8,770
                                          =================     =================     ==================


Substantially all sales are made within North America. Net sales to a single customer within the Carlon segment totaled approximately 15% in 1998 and 13% in 1997 and 1996 of consolidated net sales.

NOTE L--RESTRUCTURING CHARGE

During the fourth quarter of 1998 the Company recorded a restructuring charge of $792,000 when it entered into a commitment to have a new distribution center constructed in South Carolina in order to consolidate distribution activities. The charge, which is included in cost of products sold, consisted primarily of a write-down of certain inventory to net realizable value.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE M--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS--(UNAUDITED)

(Dollars in thousands, except per share data)


                                                           Basic Earnings (Loss)     Diluted Earnings (Loss)
                                                             Per Common Share           Per Common Share
                                                   ------------------------------ -----------------------------
                                            Net     Income (Loss) Before    Net   Income (Loss) Before    Net        Market Price
                      Net       Gross      Income  Cumulative Effect of    Income  Cumulative Effect of  Income       PER SHARE
                     Sales      Profit     (Loss)    Accounting Change     (Loss)  Accounting Change    (Loss)     High        Low
                     -----      ------     ------    -----------------     ------  -----------------    ------     ----        ---
Fiscal 1998:
  First quarter    $ 64,794   $ 12,258   $   (326)       $  (0.02)       $  (0.02)    $  (0.02)        $ (0.02)   $7-7/16   $ 5-5/8
  Second quarter     71,168     14,374      2,351            0.18            0.18         0.17            0.17      7-5/8     5-5/8
  Third quarter      73,160     15,275      3,611            0.27            0.27         0.27            0.27     6-9/16     3-7/8
  Fourth quarter     61,792     10,910      1,043            0.08            0.08         0.08            0.08      6-1/8     4-1/4
                   --------   --------   --------        --------        ---------    ---------        --------
Total              $270,914   $ 52,817   $  6,679        $   0.50*       $   0.50*    $   0.50          $ 0.50

Fiscal 1997:
  First quarter    $ 68,844   $ 14,893   $  2,157       $   0.16         $   0.16     $   0.16          $ 0.16    $ 8-1/2  $  6-3/4
  Second quarter     72,439     12,772      1,975           0.15             0.15         0.15            0.15      8-3/4     7-1/4
  Third quarter      70,492      8,353     (5,647)         (0.42)           (0.42)       (0.42)          (0.42)     8-5/8     7-3/8
  Fourth quarter     60,005      9,313     (8,138)         (0.24)           (0.61)       (0.24)          (0.61)    7-3/16   5-13/16
                   --------   --------   --------       --------         ---------    ---------        --------
Total              $271,780   $ 45,331   $ (9,653)      $  (0.35)        $  (0.72)    $  (0.35)        $ (0.72)



* Earnings per share were computed on a stand-alone quarterly basis for each respective quarter. Therefore, the sum of the quarters in 1998 for Basic Earnings Per Common Share does not equal the year's total due to rounding.
                                      -32-

REPORT OF INDEPENDENT AUDITORS
------------------------------

Board of Directors and Shareholders
The Lamson & Sessions Co.

We have audited the accompanying consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at January 2, 1999 and January 3, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note I to the financial statements, in 1997 the Company changed its method of accounting for business process re-engineering costs.


                                                         Ernst & Young LLP

Cleveland, Ohio
January 28, 1999

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

To meet management's responsibility for financial reporting, we have established internal control systems that we believe are adequate to provide reasonable assurance that our assets are protected from loss. These systems produce data used for the preparation of published financial information and provide for appropriate reporting relationships and division of responsibility. All significant systems and controls are reviewed periodically by our internal auditors in order to ensure compliance, and by our independent auditors to support their audit work. It is management's policy to implement a high proportion of recommendations resulting from these reviews.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets regularly with management, internal auditors and our independent auditors to review accounting, auditing and financial matters. Both the independent auditors and the internal auditors have free access to the Audit Committee, with or without management, to discuss the scope and results of their audits and the adequacy of the system of internal controls.


/s/ John B. Schulze
------------------------
John B. Schulze
Chairman of the Board, President and
Chief Executive Officer


/s/ James J. Abel
------------------------
James J. Abel
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer


/s/ Lori L. Spencer
------------------------
Lori L. Spencer
Vice President and Controller

PART II

Item 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (a) Directors

             The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 23, 1999 is hereby incorporated by reference.

         (b) Executive Officers - See Part I

         (c) Compliance with Section 16 (a) of the Exchange Act.

             The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 23, 1999 is hereby incorporated by reference.

Item 11. - EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 23, 1999 is hereby incorporated by reference.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Ownership of the Company's Common Shares," "Election of Directors" and "Security Ownership of Management" in the Company's definitive proxy statement for its annual meeting of shareholders to be held April 23, 1999 is hereby incorporated by reference.

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

During the past fiscal year, the Company, in the normal course of business, utilized the services of the law firm of Jones, Day, Reavis & Pogue, in which Mr. Coquillette, a director of the Company, is a partner. The Company plans to continue using the services of the firm in 1999.

PART IV

Item 14. -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this report:

             Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

             1.     Financial Statements

                    Consolidated Statements of Operations for Fiscal Years Ended 1998, 1997 and 1996.

                    Consolidated Statements of Cash Flows for Fiscal Years Ended 1998, 1997 and 1996.

                    Consolidated Balance Sheets at January 2, 1999 and January 3, 1998.

                    Consolidated Statements of Shareholders' Equity for Fiscal Years Ended 1998, 1997 and 1996.

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

(b)          Reports on Form 8-K

             1. The Company filed a current report on Form 8-K on September 9,
                1998 disclosing that, on September 8, 1998, the Company entered into a Rights Agreement with National City Bank.

             2. The Company filed a current report on Form 8-K on December 28,
                1998 disclosing that, on December 11, 1998, the Company executed an agreement to sell substantially all of the assets and certain liabilities of its polyvinyl chloride pipe business to Eagle Pacific Industries, Inc.

(c)         Exhibits - See 14(a) 3.

(d)         Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)


----------------------------------------------------------------------------------------------------------------------
                                                 BALANCE AT      CHARGED TO                              BALANCE AT
                                                BEGINNING OF     COSTS AND                                END OF
           DESCRIPTION                             PERIOD        EXPENSES        DEDUCTIONS               PERIOD
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 2, 1999
 Allowances deducted from assets:
Trade receivable allowances                      $ 2,975         $ 1,000           $ 1,051      (A)       $ 2,924
Inventory obsolescence reserve                       760           1,365               936      (B)         1,189
Other current and long-term assets                   400                                                      400
Accounts and loss reserves included in
 current and long-term liabilities                 4,241                                15      (D)         4,226

----------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 3, 1998
Allowances deducted from assets:
            Trade receivable allowances          $ 2,895         $ 1,022           $   942      (A)       $ 2,975
            Inventory obsolescence reserve           606             420               266      (B)           760
            Other current and long-term assets     2,222                             1,822      (C)           400
Accounts and loss reserves included in
 current and long-term liabilities                 5,446                             1,205      (D)         4,241

----------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 28, 1996
 Allowances deducted from assets:
            Trade receivable allowances          $ 2,129         $ 1,314           $   548      (A)       $ 2,895
            Inventory obsolescence reserve           933             360               687      (B)           606
            Other current and long-term assets     2,757                               535      (C)         2,222
Accounts and loss reserves included in
 current and long-term liabilities                 6,423                               977      (D)         5,446

----------------------------------------------------------------------------------------------------------------------

Note A - Principally write-off of uncollectible accounts and disputed items, net of recoveries.
Note B - Principally the disposal of obsolete inventory.
Note C - Adjustment to reserves and collection of note receivable for previously sold businesses.
Note D - Principally payments on contractual obligations for previously sold businesses.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February 1999.


                  THE LAMSON & SESSIONS CO.


             By   /s/ James J. Abel
                  ------------------------------------
                  James J. Abel
                  Executive Vice President, Secretary,
                  Treasurer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 25, 1999.


       Signature                                 Title
       ---------                                 -----


/s/ John B. Schulze                      Chairman of the Board, President
-------------------
John B. Schulze                          and Chief Executive Officer
                                         (Principal Executive Officer)


/s/ James J. Abel                        Executive Vice President, Secretary,
-------------------
James J. Abel                            Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)


/s/ Lori L. Spencer                       Vice President and Controller
-------------------
Lori L. Spencer                          (Principal Accounting Officer)


/s/ James T. Bartlett*                   Director
----------------------
James T. Bartlett



/s/ Francis H. Beam, Jr.*                Director
------------------------
Francis H. Beam, Jr.

/s/ Martin J. Cleary*                                 Director
---------------------
Martin J. Cleary


/s/ William H. Coquillette*                           Director
--------------------------
William H. Coquillette


/s/ John C. Dannemiller*                              Director
------------------------
John C. Dannemiller


/s/ George R. Hill*                                   Director
-------------------
George R. Hill


/s/ A. Malachi Mixon, III*                            Director
--------------------------
A. Malachi Mixon, III


/s/ John C. Morley*                                   Director
-------------------
John C. Morley


/s/ D. Van Skilling*                                  Director
--------------------
D. Van Skilling


     * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.




             February 25, 1999



By /s/ James J. Abel
  --------------------------------
   James J. Abel, Attorney-in-fact

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

4(a) Specimen Certificate of Common Shares, without par value with Rights legend (incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

4(e) Form of Rights Certificate (incorporated by reference to Exhibit 4(oo) to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

4(g) Rights Agreement, dated as of September 8, 1998, by and between the Company and National City Bank (incorporated by reference to Exhibit
            4.1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

10(a) 1988 Incentive Equity Performance Plan (as of April 26, 1996) (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-32875) filed with the Securities and Exchange Commission on August 5, 1997.

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

10(h) The Company's Long-Term Incentive Plan (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

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

 10(y) Amendment No. 5 dated as of March 5, 1997, to the GECC Loan Agreement (incorporated by reference to Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended December 28,
            1996).

10(z) The Company's Nonemployee Directors Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-62443) filed with the Securities and Exchange Commission on September 8, 1995).

10(aa) Amendment No. 6 dated as of July 24, 1997 to the GECC Loan Agreement (incorporated by reference to Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the period ended July 5, 1997).

10(ab) Amendment No. 7, dated as of January 30, 1998 to the GECC Loan Agreement (incorporated by reference to Exhibit 10(ab) to the Company's Annual Report on Form 10-K for the year ended January 3,
            1998).

10(ac) Amendment to the 1988 Incentive Equity Performance Plan (as amended as of February 26, 1998) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 3, 1998).

10(ad) Amendment to The Lamson & Sessions Co. Deferred Savings Plan (as amended February 26, 1998) (incorporated by reference to the Company's Registration Statement on Form S-8, (Registration No. 333-46953) filed with the Securities and Exchange Commission on February 26, 1998).

10(ae) 1998 Incentive Equity Plan (incorporated by reference to the Company's Registration Statement on Form S-8, (Registration No. 333-61911) filed with the Securities and Exchange Commission on August 20, 1998).

10(af) 1988 Incentive Equity Performance Plan (as amended as of February 26, 1998) (incorporated by reference to the Company's Registration Statement on Form S-3, (Registration No. 333-65795) filed with the Securities and Exchange Commission on October 16, 1998).

10(ag) Amendment No. 8, dated as of January 29, 1999, to the GECC Loan Agreement filed herewith.

10(ah) Amendment to the Nonemployee Directors Stock Option Plan effective as of February 25, 1999 filed herewith.

21          Subsidiaries of the Registrant filed herewith.

23          Consent of Independent Auditors filed herewith.

24          Powers of Attorney filed herewith.

27 Financial Data Schedule (Submitted for the SEC's Information) filed herewith.