Form 10-Q
period 1999-04-03
LAMSON & SESSIONS CO
filed 1999-05-18
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 3, 1999
                                        -------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                          Commission File Number 1-313
                                                 -----

                   T H E  L A M S O N & S E S S I O N S  C O.
                   ------------------------------------------
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
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes    No
                         ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 3, 1999 the Registrant had outstanding 13,444,534 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           FIRST QUARTER ENDED
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------

NET SALES                                                $ 67,198      $ 64,794
Cost of products sold                                      51,746        51,421
                                                         --------      --------

GROSS PROFIT                                               15,452        13,373
Operating expenses                                         12,601        12,562
                                                         --------      --------

OPERATING INCOME                                            2,851           811
Interest                                                      827         1,137
                                                         --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                           2,024          (326)

Income tax benefit                                            700            --
                                                         --------      --------
NET INCOME (LOSS)                                        $  2,724      $   (326)
                                                         ========      ========
BASIC EARNINGS (LOSS) PER COMMON SHARE                   $   0.20      $  (0.02)
                                                         ========      ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE                 $   0.20      $  (0.02)
                                                         ========      ========
AVERAGE COMMON SHARES                                      13,445        13,416
                                                         ========      ========


See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(DOLLARS IN THOUSANDS)


                                                                                   FIRST QUARTER            FIRST QUARTER
                                                                                       ENDED      YEAR END       ENDED
                                                                                    -----------------------------------
                                                                                        1999        1998         1998
                                                                                    -----------------------------------
ASSETS
CURRENT ASSETS
   Cash                                                                             $     703    $   1,937    $     773
   Accounts receivable                                                                 40,237       35,080       38,939
   Inventories
     Finished goods and work-in-process                                                38,968       33,873       40,721
     Raw materials and supplies                                                         4,625        5,289        5,212
                                                                                    ---------    ---------    ---------
                                                                                       43,593       39,162       45,933
   Deferred tax asset                                                                   6,057        6,057        5,357
   Prepaid expenses and other                                                           2,616        1,739        5,681
                                                                                    ---------    ---------    ---------
TOTAL CURRENT ASSETS                                                                   93,206       83,975       96,683
PENSION ASSETS                                                                         15,748       15,347       11,700
OTHER ASSETS                                                                           11,615       10,610        9,740

PROPERTY, PLANT AND EQUIPMENT                                                         115,565      113,842      111,322
   Less allowances for depreciation and amortization                                   64,668       63,107       56,777
                                                                                    ---------    ---------    ---------
                                                                                       50,897       50,735       54,545
                                                                                    ---------    ---------    ---------
                                         TOTAL ASSETS                               $ 171,466    $ 160,667    $ 172,668
                                                                                    =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                 $  24,993    $  20,077    $  24,189
   Accrued expenses and other liabilities                                              18,957       19,648       21,981
   Taxes                                                                                3,586        3,705        3,430
   Current maturities of long-term debt                                                 3,886        3,848        3,795
                                                                                    ---------    ---------    ---------
TOTAL CURRENT LIABILITIES                                                              51,422       47,278       53,395

LONG-TERM DEBT                                                                         44,843       40,807       52,666

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES                               28,357       28,451       29,943

SHAREHOLDERS' EQUITY
   Common shares                                                                        1,344        1,344        1,342
   Other capital                                                                       73,574       73,574       73,417
   Retained earnings (deficit)                                                        (27,276)     (30,000)     (37,005)
   Accumulated other comprehensive loss                                                  (798)        (787)      (1,090)
                                                                                    ---------    ---------    ---------
                                                                                       46,844       44,131       36,664
                                                                                    ---------    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 171,466    $ 160,667    $ 172,668
                                                                                    =========    =========    =========


See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)


                                                                            FIRST QUARTER ENDED
                                                                            -------------------
                                                                              1999        1998
                                                                            -------    --------

OPERATING ACTIVITIES
   Net income (loss)                                                        $ 2,724    $  (326)
   Adjustments to reconcile net income (loss) to cash used by operations:
      Depreciation and amortization                                           2,507      2,682
      Deferred income tax benefit                                              (700)         -
      Net change in working capital accounts:
          Accounts receivable                                                (5,157)    (5,988)
          Inventories                                                        (4,431)      (358)
          Prepaid expenses and other                                           (877)       593
          Current liabilities                                                 4,106     (4,221)
      Net change in other long-term items                                      (911)      (214)
                                                                            -------    -------
CASH USED BY OPERATING ACTIVITIES                                            (2,739)    (7,832)

INVESTING ACTIVITIES
   Net purchases of property, plant and equipment                            (2,569)      (804)
                                                                            -------    -------
CASH USED BY INVESTING ACTIVITIES                                            (2,569)      (804)

FINANCING ACTIVITIES
   Net change in secured credit agreement                                     4,190      8,081
   Net changes in long-term borrowing and capital lease obligations            (116)       (91)
   Exercise of stock options                                                      -          9
                                                                            -------    -------
CASH PROVIDED BY FINANCING ACTIVITIES                                         4,074      7,999

DECREASE IN CASH                                                             (1,234)      (637)
   Cash at beginning of year                                                  1,937      1,410
                                                                            -------    -------
CASH AT END OF THE PERIOD                                                   $   703    $   773
                                                                            =======    =======


See Notes to Consolidated Financial Statements (Unaudited)

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and changes in accounting estimates) considered necessary for a fair presentation of the results of operations have been included. Certain 1998 amounts have been reclassified to conform with 1999 classifications.

         NOTE B - INCOME TAXES

         The difference in the first quarter of 1999 between the tax provision and the applicable statutory tax rate is due to changes in the valuation allowance related to the tax benefit arising from prior year net operating loss carryforwards.

         NOTE C - BUSINESS SEGMENTS

         The Company's reportable segments are as follows:

         CARLON - INDUSTRIAL, RESIDENTIAL, COMMERCIAL, TELECOMMUNICATIONS AND UTILITY CONSTRUCTION: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold to this segment include rigid conduit, electrical and wire raceway systems and a broad line of nonmetallic enclosures, outlet boxes and electrical fittings. Examples of the applications for the products included in this segment are traditional smooth wall communication duct and spacers used by telecommunication and CATV industries to house telecommunications cable, multi-cell duct systems designed to protect underground fiber optic cables allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

         LAMSON HOME PRODUCTS - CONSUMER: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home repair market. The products included in this segment are light dimmers, fan speed controls, touch controls, wireless door chimes, motion sensors and home security systems. In addition, the Company supplies this market with products such as outlet boxes, electrical conduit, liquidtight conduit and electrical fittings.

         LAMSON VYLON PIPE - ENGINEERED SEWER PRODUCTS: Provides engineered sewer products to various municipalities and private contractors for drainage systems and sewer construction and rehabilitation. Principal products utilized by this segment include closed profile engineered sewer pipe for new sewer construction and existing sewer line rehabilitation. The products range in diameter from 4 to 54 inches.

         THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

         (UNAUDITED)

         (DOLLARS IN THOUSANDS)


                              FIRST QUARTER    FIRST QUARTER
                              -------------    -------------
                                  1999              1998
                              -------------    -------------

NET SALES
Carlon                          $  47,166         $  45,902
Lamson Home Products               14,198            14,829
Lamson Vylon Pipe                   5,834             4,063
                                ---------         ---------
                                $  67,198         $  64,794
                                =========         =========

OPERATING INCOME (LOSS)
Carlon                          $   4,168         $   3,116
Lamson Home Products                  497              (314)
Lamson Vylon Pipe                     549                (2)
Corporate Office                   (2,363)           (1,989)
                                ---------         ---------
                                $   2,851         $     811
                                =========         =========

IDENTIFIABLE ASSETS
Carlon                          $  86,724         $  89,498
Lamson Home Products               35,321            37,456
Lamson Vylon Pipe                  15,894            15,830
Corporate Office                   33,527            29,884
                                ---------         ---------
                                $ 171,466         $ 172,668
                                =========         =========

DEPRECIATION AND AMORTIZATION
Carlon                          $   1,465         $   1,577
Lamson Home Products                  724               764
Lamson Vylon Pipe                     318               341
                                ---------         ---------
                                $   2,507         $   2,682
                                =========         =========



THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME


The components of comprehensive income (loss) for the first quarter of 1999 and 1998 are as follows:

(DOLLARS IN THOUSANDS)


                                                             FIRST QUARTER ENDED
                                                     APRIL 3, 1999         APRIL 4, 1998
                                                   ------------------     -----------------

Net income (loss)                                  $           2,724      $           (326)
Foreign currency translation adjustments                         (11)                    -
                                                   ------------------     -----------------

Comprehensive income (loss)                        $           2,713      $           (326)
                                                   ==================     =================



The components of accumulated comprehensive loss, at April 3, 1999 and January 2, 1999, are as follows:

(DOLLARS IN THOUSANDS)


                                                     April 3, 1999          January 2, 1999
                                                   ------------------     ---------------------

Foreign currency translation adjustments           $            (362)     $                (351)
Minimum pension liability adjustments                           (436)                      (436)
                                                   ------------------     ---------------------

Accumulated other comprehensive loss               $            (798)     $                (787)
                                                   ==================     =====================


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

Sales for the quarter increased by 3.7% compared to the prior year quarter. The largest increase, 43.6%, came from the Lamson Vylon Pipe segment as the unit's slipliner sewer rehabilitation products enjoyed strong shipments from backlog as project construction schedules avoided weather delays. The Carlon segment increased sales by almost 3% led primarily by gains in molded and specialty extrusion products. Overall rigid pipe volume was up by 2.2% but experienced lower pricing of 5.3% compared to the prior year quarter. Sales for Lamson Home Products declined by 4.3% from last year's first quarter. During 1998 several low-margin product groups were eliminated which lowered the segment revenue levels but favorably impacted its profitability.

Gross margin improved by 11.4% to 23% in the first quarter 1999 compared to the first quarter 1998. The 1999 results included a restructuring charge of $527,000 related to the consolidation of distribution centers. Favorable product mix, higher utilization of capacity and tight plant and distribution spending controls contributed to this dramatic improvement. Operating expenses stayed constant with 1998 levels which resulted in a decline in their percentage of sales from 19.4% to 18.8%. Higher commission expenses were offset by reductions in other general and administrative expenses.

Lower outstanding debt levels resulted in the decrease in interest expense compared to the first quarter 1998.

CONSOLIDATED BALANCE SHEETS

Accounts receivable increased $5.2 million compared to year-end levels due to higher sales in the current quarter. Although receivables were higher by $1.3 million compared to the prior year quarter, days sales outstanding improved from 57 days in 1998 to 50 days in the current quarter. Inventory was up $4.4 million from year-end but $2.3 million lower than the prior year quarter. This reflects the buildup of inventory heading into the construction season and also improved inventory control. Accounts payable are higher by $4.9 million from year-end and approximately equal to the prior year quarter. This increase is attributable to the funding of the inventory build.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used by operations was $2.7 million in 1999 compared to $7.8 million in the prior year quarter. The operating cash used was primarily caused by the seasonal increase in accounts receivable. Operating cash flow improved by $5.1 million over this same period last year due to improved earnings and lower paydown of current liabilities required.

Cash used in investing activities increased significantly from the prior year first quarter as the Company prepared its new South Carolina distribution center for operations and increased the capacity of its molding operations.

The Company believes that it has sufficient credit available to support the operating needs of the business and also fund capital projects. Alternative financing opportunities continue to be evaluated consistent with the Company's growth requirements.

YEAR 2000 COMPLIANCE

As is the case with most other companies utilizing information technology systems in their businesses, the Company is in the process of evaluating and addressing Year 2000 ("Y2K") Compliance of its information technology systems as set forth below. These efforts are designed to identify, address and resolve issues that may be created by information technology systems written using two digits rather than four to define the applicable year. This could result in a systems failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, invoices or engage in other normal business activities.

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

During 1998, the Company authorized an independent audit of all software and facilities equipment at each of its business sites to identify potential areas of exposure, representing a continuing proactive investment in addressing Y2K concerns. As a followup to this audit, a Y2K cross-functional team was formed to monitor and assess official compliance statements from our software and equipment vendors and to initiate remediation activities at the non-compliant sites where potentially there could be a material impact on our business. In addition, the Company has contacted our significant customers and suppliers to inform them of our compliance status, to determine their state of readiness and to identify any subsequent actions which may be needed by us.

Current analysis indicates that our core business information system, to the best of our knowledge, is Y2K compliant. As we address potential areas of non-compliance, we are evaluating and prioritizing them on the basis of their materiality to our business. We are utilizing existing staff in the respective functional areas to assist in this evaluation process and take appropriate corrective action. We do not expect to incur significant additional costs based on what has been identified to date. We will continue our compliance investigation and develop contingency plans where necessary. We plan to complete the assessment phase by end of second quarter 1999, and expect to achieve Y2K readiness on our internal computer systems and facilities equipment by end of third quarter 1999.

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

However, our ability to achieve these dates may be impacted by (i) the timely availability of software patches by existing suppliers of software, (ii) the Company's ability to employ and retain qualified professionals to handle Year 2000 issues, (iii) the ability of third parties to complete their own Year 2000 compliance remediation efforts on a timely basis and (iv) the Company's ability to prepare and implement contingency plans.

OUTLOOK

The Company experienced a favorable product mix in the first quarter of 1999. Construction spending, new home sales and retail sales continue to maintain their strength heading into the 1999 construction season. Resin prices have experienced a moderate increase throughout the first quarter and into the second quarter of 1999. In order to continue the improved margins seen in year-to-date results, the Company will attempt to pass these price increases on to customers. The Company continues to make service improvements at its new South Carolina distribution center, with initial shipments to customers beginning in February. By all indications, the consolidation of the remaining East Coast distribution centers should be successfully completed by the end of the second quarter. As previously disclosed, the Company will incur a pre-tax restructuring charge of $1.2 million to $1.5 million, or 9 to 11 cents per diluted share, related to the consolidation of these distribution centers in the second quarter of 1999. The Company has already recorded charges related to this restructuring, totally $800,000 and $527,000 in the fourth quarter of 1998 and first quarter of 1999, respectively. If the Company is able to pass on resin price increases, it is expected to have sales growth and improvement in gross profit and operating income prior to restructuring charges for the remainder of 1999 compared to 1998.

The Company announced, on April 19, 1999, the termination by the buyer of the agreement to acquire its PVC Pipe Business. The PVC business has been performing well, and the Company intends to operate the business in the best interests of the shareholders, customers and associates while it continues to pursue the sale of the business.

The foregoing outlook contains expectations that involve risks and uncertainties within the meaning of the private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors such as (i) the volatility of polyvinyl chloride resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining the current level of housing starts, consumer confidence and general construction trends and (iv) a reversal in the country's general pattern of economic improvement affecting the markets for the Company's products.

PART II

ITEM 1 - LEGAL PROCEEDINGS

The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company's financial position.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  11  Computation of Earnings Per Common Share

                  27  Financial Data Schedule

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended April 3, 1999.

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




                            THE LAMSON & SESSIONS CO.
                            -------------------------
                                  (Registrant)



                                                      James J. Abel
DATE: May 18, 1999                   By /s/_____________________________________
                                                      James J. Abel
                                            Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer