Form 10-Q
period 1999-07-03
LAMSON & SESSIONS CO
filed 1999-08-17
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 3, 1999
                                       ------------

                                       OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

                          Commission File Number 1-313
                                                -------

                    T H E  L A M S O N  &  S E S S I O N S  C O.
                    --------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 OHIO                                      34-0349210
-------------------------------------        -----------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

        25701 Science Park Drive
              Cleveland, Ohio                               44122-7313
-------------------------------------        -----------------------------------
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
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 3, 1999 the Registrant had outstanding  13,444,534  common shares.

PART I
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       SECOND QUARTER ENDED    FIRST HALF ENDED
                                       -------------------   -------------------
                                         1999       1998       1999       1998
                                       -------------------   --------   --------

NET SALES                              $ 74,482   $ 71,168   $141,680   $135,962
Cost of products sold                    60,352     55,928    112,098    107,349
                                       --------   --------   --------   --------

GROSS PROFIT                             14,130     15,240     29,582     28,613
Operating expenses                       12,116     12,347     24,717     24,909
                                       --------   --------   --------   --------

OPERATING INCOME                          2,014      2,893      4,865      3,704
Interest expense                            927      1,242      1,754      2,379
                                       --------   --------   --------   --------

INCOME BEFORE INCOME TAXES                1,087      1,651      3,111      1,325

Income tax benefit                          700        700      1,400        700
                                       --------   --------   --------   --------

NET INCOME                             $  1,787   $  2,351   $  4,511   $  2,025
                                       ========   ========   ========   ========

BASIC EARNINGS PER COMMON SHARE        $   0.13   $   0.18   $   0.34   $   0.15
                                       ========   ========   ========   ========

DILUTED EARNINGS PER COMMON SHARE      $   0.13   $   0.17   $   0.33   $   0.15
                                       ========   ========   ========   ========

AVERAGE COMMON SHARES                    13,445     13,425     13,445     13,420
                                       ========   ========   ========   ========

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                            SECOND QUARTER                   SECOND QUARTER
                                                                ENDED          YEAR END          ENDED
                                                             ------------    ------------    ------------
                                                                 1999            1998            1998
                                                             ------------    ------------    ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                 $        587    $      1,937    $        848
   Accounts receivable                                             44,197          35,080          43,197
   Inventories
     Finished goods and work-in-process                            34,780          33,873          35,015
     Raw materials and supplies                                     4,743           5,289           4,854
                                                             ------------    ------------    ------------
                                                                   39,523          39,162          39,869
   Deferred tax asset                                               6,381           6,057           5,707
   Prepaid expenses and other                                       3,117           1,739           3,972
                                                             ------------    ------------    ------------
TOTAL CURRENT ASSETS                                               93,805          83,975          93,593
PENSION ASSETS                                                     17,244          15,347          11,700
OTHER ASSETS                                                       12,308          10,610          10,154

PROPERTY, PLANT AND EQUIPMENT                                     117,396         113,842         112,321
  Less allowance for depreciation and amortization                 66,749          63,107          58,771
                                                             ------------    ------------    ------------
                                                                   50,647          50,735          53,550
                                                             ------------    ------------    ------------

                                              TOTAL ASSETS   $    174,004    $    160,667    $    168,997
                                                             ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                          $     23,968    $     20,077    $     21,264
   Accrued expenses and other liabilities                          22,105          19,648          22,791
   Taxes                                                            3,537           3,705           3,640
   Current maturities of long-term debt                             3,874           3,848           3,799
                                                             ------------    ------------    ------------
TOTAL CURRENT LIABILITIES                                          53,484          47,278          51,494

LONG-TERM DEBT                                                     45,906          40,807          49,951

POST-RETIREMENT BENEFITS AND
   OTHER LONG-TERM LIABILITIES                                     25,970          28,451          28,378

SHAREHOLDERS' EQUITY

   Common shares                                                    1,344           1,344           1,344
   Other capital                                                   73,574          73,574          73,574
   Retained earnings (deficit)                                    (25,489)        (30,000)        (34,654)
   Accumulated other comprehensive loss                              (785)           (787)         (1,090)
                                                             ------------    ------------    ------------
                                                                   48,644          44,131          39,174
                                                             ------------    ------------    ------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    174,004    $    160,667    $    168,997
                                                             ============    ============    ============


See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)


                                                                       FIRST HALF ENDED
                                                                      --------------------
                                                                          1999        1998
                                                                      --------------------
OPERATING ACTIVITIES
   Net income                                                         $  4,511    $  2,025
   Adjustments to reconcile net income to cash by operations:
      Depreciation and amortization                                      4,926       5,038
      Deferred income tax benefit                                       (1,400)       (700)
      Loss on retirement of assets                                         110
      Net change in working capital accounts:
        Accounts receivable                                             (9,117)    (10,246)
        Inventories                                                       (361)      5,706
        Prepaid expenses and other                                      (1,702)      1,952
        Current liabilities                                              6,180      (5,776)
      Net change in other long-term items                               (4,872)     (1,946)
                                                                      --------    --------
CASH USED BY OPERATING ACTIVITIES                                       (1,725)     (3,947)

INVESTING ACTIVITIES

   Net purchases of property, plant and equipment                       (4,749)     (2,062)
                                                                      --------    --------
CASH USED BY INVESTING ACTIVITIES                                       (4,749)     (2,062)

FINANCING ACTIVITIES

   Net change in secured credit agreement                                5,329       5,435
   Net changes in long-term borrowing and capital lease obligations       (205)       (156)
   Exercise of stock options                                              --           168
                                                                      --------    --------
CASH PROVIDED BY FINANCING ACTIVITIES                                    5,124       5,447

DECREASE IN CASH                                                        (1,350)       (562)
Cash at beginning of year                                                1,937       1,410
                                                                      --------    --------

CASH AT END OF THE PERIOD                                             $    587    $    848
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

NOTE B - INCOME TAXES

The difference in the first half of 1999 between the tax provision and the applicable statutory tax rate is due to changes in the valuation allowance related to the tax benefit arising from prior year net operating loss carryforwards.

NOTE C - BUSINESS SEGMENTS

In the second quarter of 1999, the Company changed its segment reporting structure to more closely match management's internal reporting of business operations. Significant changes include the segregating of the PVC Pipe business, which had been identified for divestiture from the Carlon and Lamson Home Product businesses. All other segment data has been restated to conform with this revised presentation.

The Company's reportable segments are as follows:

CARLON - INDUSTRIAL, RESIDENTIAL, COMMERCIAL, TELECOMMUNICATIONS AND UTILITY
CONSTRUCTION: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include, electrical and wire raceway systems and a broad line of nonmetallic enclosures, outlet boxes and electrical fittings. Examples of the applications for the products included in this segment are multi-cell duct systems designed to protect underground fiber optic cables allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

LAMSON HOME PRODUCTS - CONSUMER: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home repair market. The products included in this segment are light dimmers, fan speed controls, touch controls, wireless door chimes, motion sensors and home security systems. In addition, this segment supplies its market with products such as outlet boxes, liquidtight conduit and electrical fittings.

PVC PIPE: This business segment supplies electrical, power and communications conduit to the electrical distribution, retail, power utility and telecommunications markets. In addition, it provides engineered sewer products to various municipalities and private contractors for drainage systems and sewer construction and rehabilitation. Principal products utilized by the waste water market include closed profile engineered sewer pipe for new sewer construction and existing sewer line rehabilitation. The products range in diameter from 4 inches to 54 inches for sewer products and 1/2 inch to 6 inches for electrical conduit.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(UNAUDITED)

(DOLLARS IN THOUSANDS)

                                                    SECOND QUARTER ENDED                   FIRST HALF ENDED
                                            ----------------------------------    ----------------------------------
                                                  1999               1998               1999               1998
                                            ----------------------------------    ----------------------------------
NET SALES
Carlon                                      $        31,977    $        28,834    $        59,219    $        55,511
Lamson Home Products                                 12,397             11,825             25,784             24,569
PVC Pipe                                             30,108             30,509             56,677             55,882
                                            ---------------    ---------------    ---------------    ---------------
                                            $        74,482    $        71,168    $       141,680    $       135,962
                                            ===============    ===============    ===============    ===============

OPERATING INCOME (LOSS)
Carlon                                      $         5,179    $         4,771    $         7,919    $         7,783
Lamson Home Products                                    617               (731)               898             (1,227)
PVC Pipe                                               (684)               768              1,509              1,106
Corporate Office (includes
  restructuring charges for consolidation
  of distribution operations)                        (3,098)            (1,915)            (5,461)            (3,958)
                                            ---------------    ---------------    ---------------    ---------------
                                            $         2,014    $         2,893    $         4,865    $         3,704
                                            ===============    ===============    ===============    ===============

DEPRECIATION AND AMORTIZATION
Carlon                                      $           870    $           826    $         1,764    $         1,774
Lamson Home Products                                    659                642              1,337              1,357
PVC Pipe                                                890                888              1,825              1,907
                                            ---------------    ---------------    ---------------    ---------------
                                            $         2,419    $         2,356    $         4,926    $         5,038
                                            ===============    ===============    ===============    ===============

Total assets by business segment at July 3, 1999 and January 2, 1999 (restated for the changes in segment reporting discussed above) are as follows:

                                            JULY 3, 1999      JANUARY 2, 1999
                                            ------------      ---------------
IDENTIFIABLE ASSETS
Carlon                                        $  55,181            $  51,695
Lamson Home Products                             32,766               33,729
PVC Pipe                                         49,571               54,754
Corporate Office                                 36,486               28,819
                                              ---------            ---------
                                             $ 174,004            $ 168,997
                                              =========            =========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income (loss) for the second quarter and first half of 1999 and 1998 are as follows:

(DOLLARS IN THOUSANDS)

                                                    SECOND QUARTER ENDED              FIRST HALF ENDED
                                                -----------------------------     --------------------------
                                                  JULY 3,        JULY 4,           JULY 3,       JULY 4,
                                                    1999           1998              1999          1998
                                                ------------- ---------------     -----------  -------------

Net income                                           $ 1,787         $ 2,351         $ 4,511        $ 2,025
Foreign currency translation adjustments                  13               -               2              -
                                                ------------- ---------------     -----------  -------------

Comprehensive income                                 $ 1,800         $ 2,351         $ 4,513        $ 2,025
                                                ============= ===============     ===========  =============

The components of accumulated other comprehensive loss, at July 3, 1999, January 2, 1999 and July 4, 1998 are as follows:

(DOLLARS IN THOUSANDS)

                                                    JULY 3, 1999       JANUARY 2, 1999          JULY 4, 1998
                                                 ------------------- ---------------------  ---------------------

Foreign currency translation adjustments                     $ (349)               $ (351)                $ (279)
Minimum pension liability adjustments                          (436)                 (436)                  (811)
                                                 ------------------- ---------------------  ---------------------

Accumulated other comprehensive loss                         $ (785)               $ (787)              $ (1,090)
                                                 =================== =====================  =====================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 3, 1999 AND COMPARABLE PERIODS ENDED JULY 4, 1998

CONSOLIDATED STATEMENTS OF INCOME

Net sales in the second quarter of 1999 increased by $3.3 million or 4.7% compared to the second quarter of 1998. Sales increases were driven primarily by the Carlon business segment which experienced double-digit volume growth in engineered cable management products used in telecommunications network construction. Both Carlon and Lamson Home Products benefited from strong new home construction and home sales which contributed to improved sales volume of electrical fittings, outlet boxes and liquidtight tubing.

The PVC Pipe Business experienced a slight decline in sales during the second quarter due to a softening in the large-diameter sewer pipe market. Electrical conduit sales were flat in volume and in pricing compared to the prior year. Where possible, some extrusion capacity was used to produce engineered cable management products described above which limits commodity pipe production despite increases in market demand.

Sales for the first half of 1999 increased by $5.7 million or 4.2% from the same period last year. This result reflects the continuing growth in sales volume experienced in the current quarter.

Gross profit in the second quarter 1999 was decreased by $1.6 million ($2.1 million for the first half of 1999) due to restructuring costs from the consolidation of the Company's distribution centers. Excluding these restructuring costs, gross margins increased by 3.2% to 21.1% in the second quarter 1999 compared to the same quarter in 1998. The improved results reflect the shift in product mix to engineered pipe products, which offset a slight decline in commodity pipe margins as resin costs increased faster than sales prices during the quarter.

Operating expenses stayed constant with 1998 second quarter levels but declined as a percentage of sales from 17.3% to 16.3%. Higher commission expense was offset by lower consulting costs, especially relating to the assessment of Year 2000 exposures, compared to 1998.

Lower debt levels and an improvement in interest rates from an average of 8.0% to 7.3% resulted in the decrease in interest expense compared to the second quarter of 1998.

CONSOLIDATED BALANCE SHEETS

Accounts receivable increased approximately $9.1 million compared to year-end levels due to a seasonally higher concentration of sales in the second quarter period. Accounts receivable increased by $1 million compared to the second quarter in 1998 due to the higher quarterly sales. Days sales outstanding continue to improve from concentrated cash collection efforts. Inventories were approximately the same as year-end 1998 and the first half of 1998 despite higher raw material costs. PVC pipe inventories are lower as the business is in the middle of the high demand construction season. Conversely, the Company has built inventories for the Carlon and Lamson Home Products business segments to help insure continued high customer service as it completed the distribution center consolidation. Accounts payable increased $3.9 million from year-end primarily due to the increased level of operating activity in 1999 compared to 1998.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used by operations was $1.7 million in 1999 compared to $3.9 million for the prior year period. The operating cash used was primarily caused by a seasonal increase in accounts receivable.

Operating cash flow improved by $2.2 million over this same period last year due to increased profitability.

Cash used in investing activities increased significantly from the prior year first half as the Company prepared its new South Carolina distribution center for operations and increased the capacity of its molding operations.

The Company believes that it has sufficient credit available to support the operating needs of the business and also fund capital projects. The Company intends to refinance about $40 million of commercial debt prior to year-end, reducing interest costs and providing additional borrowing capacity for acquisitions.

YEAR 2000 COMPLIANCE

As is the case with most other companies utilizing information technology systems in their businesses, the Company is in the process of evaluating and addressing Year 2000 ("Y2K") Compliance of its information technology systems as set forth below. These efforts are designed to identify, address and resolve issues that may be created by information technology systems utilizing two digits rather than four to define the applicable year. This could result in a systems' failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, invoices or engage in other normal business activities.

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

During 1998, the Company authorized an independent audit of all software and facilities equipment at each of its business sites to identify potential areas of exposure, representing a continuing pro-active investment in addressing Y2K concerns. As a followup to this audit, a Y2K cross-functional team was formed to monitor and assess official compliance statements from our software and equipment vendors and to initiate remediation activities at the non-compliant sites where potentially there could be a material impact on our business. In addition, the Company has contacted our major customers and key suppliers to inform them of our compliance status, to determine their state of readiness and to identify any subsequent actions which may be needed by us.

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

During the independent audit in 1998, approximately 800 potential Y2K sensitive items were identified. To date 3% of these issues remain non-compliant and none of these has been identified as mission critical. We have completed the assessment phase on our internal computer systems and facilities equipment and expect to achieve Y2K readiness by the end of the third quarter of 1999. We have also contacted our top 40 suppliers and have received responses from 38 indicating they are currently Y2K compliant or will be prior to December 31, 1999. We diligently continue to monitor their progress. As we proceed with our compliance investigation, we will develop contingency plans where necessary.

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

However, our ability to achieve these dates may be affected by (i) the timely availability of software patches by existing suppliers of software, (ii) the Company's ability to employ and retain qualified professionals to handle Year 2000 issues, (iii) the ability of third parties to complete their own Year 2000 compliance remediation efforts on a timely basis, and (iv) the Company's ability to prepare and implement contingency plans.

OUTLOOK

The Company continues to experience strong demand for its electrical and telecommunication products heading into the third quarter of 1999. Despite mixed signals in several general economic indicators, construction spending, new home sales and retail sales are relatively strong. However, the industry has been experiencing a shortage of PVC pipe grade resin as supply has not kept up with market demand, and the Company's major supplier, impacted by tornado damage, has been unable to meet their customers' supply requirements. The Company has begun to experience a tightening of resin supply as well and expects to incur higher resin costs and some spot shortages in the PVC Pipe Business. The Company anticipates some under utilization of its pipe facilities due to a shortage of PVC resin during the third quarter compared to the prior year, but the effect on profitability should be moderate. Pipe pricing will continue to rise as the Company passes through these raw material costs to its customers.

As the Company continues to pass through the resin cost increases and mitigates the impact of spot shortages on the PVC pipe plants, it expects to continue to realize moderate sales growth and improved operating results for the remainder of 1999, compared with 1998.

As of the end of June 1999, the Company successfully completed the consolidation of its distribution operations into the new 350,000 square foot facility near Columbia, South Carolina. Total cost of this consolidation was $2.9 million ($1.6 million in the second quarter of 1999). Productivity is expected to continue to improve throughout the second half of 1999.

The Company announced, on April 19, 1999, the termination by the buyer of the agreement to acquire its PVC Pipe Business. The PVC Pipe Business has been performing well, and the Company intends to operate the business as it continues to evaluate the best long-term alternative for this business segment.

The foregoing outlook contains expectations that involve risks and uncertainties within the meaning of the private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors such as (i) the volatility of polyvinyl chloride resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) the availability of PVC resin, (iv) maintaining the current level of housing starts, consumer confidence and general construction trends and (v) a reversal in the country's general pattern of economic improvement affecting the markets for the Company's products.

PART II

ITEM 1 - LEGAL PROCEEDINGS

The Company is a party to various claims and matters of litigation incidental to the normal course of its business. The Company has recently filed suit to recover damages related to the terminated agreement to sell its PVC Pipe Business. It is premature to estimate the timing for a resolution of this suit.

In addition, the Company reached a settlement on litigation involving environmental matters at a property sold by the Company in 1981 whereby the Company agreed to incur costs of certain actions. Currently, precise estimates and timing are still undetermined. The settlement is not expected to have a material impact on the Company's financial position or results of operations.

Management believes that the final resolution of these matters will not have a material adverse affect on the Company's financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 1999, the Company held its Annual Meeting of Shareholders. At the meeting, 12,726,235 Common Shares (94.66% of the Common Shares outstanding) were voted. An amendment to The Lamson & Sessions Co. Nonemployee Directors Stock Option Plan was approved by a vote of 11,804,087 shares For, 558,578 shares Against, and 363,570 shares Abstained. The following directors were elected to Class III and received the votes indicated next to their names:

                                                               WITHHELD
         CLASS III                        FOR                 AUTHORITY
----------------------------        ----------------        ---------------
A. Malachi Mixon, III                 12,531,468                   194,767
John C. Morley                        12,524,667                   201,568
John B. Schulze                       12,512,527                   213,708

                                                      - 14 -

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  11  Computation of Earnings Per Common Share

                  27  Financial Data Schedule

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended July 3, 1999.

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

                                              THE LAMSON & SESSIONS CO.
                                              -------------------------

                                                    (Registrant)

DATE: August 13, 1999                      By  /s/  James J. Abel
                                           -------------------------------------

                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer