Form 10-Q
period 1999-10-02
LAMSON & SESSIONS CO
filed 1999-11-16
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 2, 1999
                                       ---------------

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------    ----------

                          Commission File Number 1-313
                                                 -----

                            THE LAMSON & SESSIONS CO.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

                       Ohio                                                            34-0349210
---------------------------------------------                           -----------------------------------------
       (State or other jurisdiction of                                      (IRS Employer Identification No.)
       incorporation or organization)

        25701 Science Park Drive
              Cleveland, Ohio                                                           44122-9803
---------------------------------------------                           -----------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                         ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 2, 1999 the Registrant had outstanding 13,453,251 common shares.

PART I
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THIRD QUARTER                    NINE MONTHS
                                                 ENDED                           ENDED
                                       -------------------------       ----------------------------
                                          1999            1998            1999            1998
                                       -------------------------       -------------------------

NET SALES                              $  75,436       $  73,160       $ 217,116       $ 209,122
Cost of products sold                     59,309          56,965         171,407         164,314
                                       ---------       ---------       ---------       ---------

GROSS PROFIT                              16,127          16,195          45,709          44,808

Operating expenses                        12,162          12,225          36,879          37,134
                                       ---------       ---------       ---------       ---------

OPERATING INCOME                           3,965           3,970           8,830           7,674
Interest                                     898           1,059           2,652           3,438
                                       ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES                 3,067           2,911           6,178           4,236

Income tax benefit                          (700)           (700)         (2,100)         (1,400)
                                       ---------       ---------       ---------       ---------

NET INCOME                             $   3,767       $   3,611       $   8,278       $   5,636
                                       =========       =========       =========       =========

BASIC EARNINGS PER COMMON SHARE        $    0.28       $    0.27       $    0.62       $    0.42
                                       =========       =========       =========       =========

AVERAGE COMMON SHARES                     13,450          13,445          13,446          13,428
                                       =========       =========       =========       =========

DILUTED EARNINGS PER COMMON SHARE      $    0.28       $    0.27       $    0.61       $    0.42
                                       =========       =========       =========       =========

DILUTED AVERAGE COMMON SHARES             13,492          13,464          13,489          13,483
                                       =========       =========       =========       =========


See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                                      THIRD QUARTER                          THIRD QUARTER
                                                                          ENDED             YEAR END             ENDED
                                                                      -------------       -------------      ---------------
                                                                           1999                1998                1998
                                                                      -------------       -------------      ---------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            $   1,124           $   1,937           $   1,449
   Accounts receivable                                                     46,949              35,080              43,940
   Inventories
     Finished goods and work-in-process                                    35,868              33,873              33,267
     Raw materials and supplies                                             5,067               5,289               5,394
                                                                        ---------           ---------           ---------
                                                                           40,935              39,162              38,661
   Deferred tax assets                                                      6,381               6,057               6,057
   Prepaid expenses and other                                               3,642               1,739               3,136
                                                                        ---------           ---------           ---------
TOTAL CURRENT ASSETS                                                       99,031              83,975              93,243

PENSION ASSETS                                                             18,645              15,347              11,700
OTHER ASSETS                                                               13,585              10,610              10,384

PROPERTY, PLANT AND EQUIPMENT                                             118,030             113,842             113,469
  Less allowance for depreciation and amortization                         68,637              63,107              61,025
                                                                        ---------           ---------           ---------
                                                                           49,393              50,735              52,444
                                                                        ---------           ---------           ---------

                                                  TOTAL ASSETS          $ 180,654           $ 160,667           $ 167,771
                                                                        =========           =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                     $  29,350           $  20,077           $  22,229
   Accrued expenses and other liabilities                                  22,170              19,648              23,342
   Taxes                                                                    3,575               3,705               3,663
   Current maturities of long-term debt                                     3,863               3,848               3,929
                                                                        ---------           ---------           ---------
TOTAL CURRENT LIABILITIES                                                  58,958              47,278              53,163

LONG-TERM DEBT                                                             43,370              40,807              44,936

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES                   25,917              28,451              26,886

SHAREHOLDERS' EQUITY
   Common shares                                                            1,344               1,344               1,344
   Other capital                                                           73,574              73,574              73,574
   Retained earnings (deficit)                                            (21,722)            (30,000)            (31,041)
   Other adjustments                                                         (787)               (787)             (1,091)
                                                                        ---------           ---------           ---------
                                                                           52,409              44,131              42,786
                                                                        ---------           ---------           ---------
                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 180,654           $ 160,667           $ 167,771
                                                                        =========           =========           =========


See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                                                                    NINE MONTHS ENDED
                                                                                            ----------------------------------
                                                                                                  1999              1998
                                                                                            ----------------------------------

OPERATING ACTIVITIES
   Net income                                                                                        $ 8,278          $ 5,636
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization                                                                    7,498            7,410
      Deferred income tax benefit                                                                     (2,100)          (1,400)
      Net change in working capital accounts:
        Accounts receivable                                                                          (11,869)         (10,989)
        Inventories                                                                                   (1,773)           6,914
        Prepaid expenses and other                                                                    (1,903)           2,438
        Current liabilities                                                                           10,011           (3,887)
      Net change in other long-term items                                                             (3,429)          (3,416)
                                                                                            -----------------   --------------
   Cash Provided by Continuing Operations                                                              4,713            2,706
   Cash Used in Discontinued Operations                                                               (1,654)               -
                                                                                            -----------------   --------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                                  3,059            2,706

INVESTING ACTIVITIES
   Net purchases of property, plant and equipment                                                     (6,450)          (3,230)
                                                                                            -----------------   --------------
CASH USED IN INVESTING ACTIVITIES                                                                     (6,450)          (3,230)

FINANCING ACTIVITIES
   Net change in secured credit agreement                                                              3,371              993
   Net changes in long-term borrowing and capital lease obligations                                     (793)            (599)
   Exercise of stock options                                                                               0              169
                                                                                            -----------------   --------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                                  2,578              563

(DECREASE) INCREASE IN CASH                                                                             (813)              39
Cash at beginning of year                                                                              1,937            1,410
                                                                                            -----------------   --------------

CASH AT END OF THE PERIOD                                                                            $ 1,124          $ 1,449
                                                                                            =================   ==============


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

NOTE B - INCOME TAX

The difference in the third quarter and first nine months of 1999 between the tax provision and the applicable statutory tax rate is due to changes in the valuation allowance related to the tax benefit arising from prior year net operating loss carryforwards.

NOTE C - BUSINESS SEGMENTS

The Company's reportable segments are as follows:

CARLON - INDUSTRIAL, RESIDENTIAL, COMMERCIAL, TELECOMMUNICATIONS AND UTILITY
CONSTRUCTION: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical and wire raceway systems and a broad line of nonmetallic enclosures, outlet boxes and electrical fittings. Examples of the applications for the products included in this segment are multi-cell duct systems designed to protect underground fiber optic cables allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(UNAUDITED)

(DOLLARS IN THOUSANDS)

                                                        THIRD QUARTER ENDED                    NINE MONTHS ENDED
                                               -----------------------------------   -----------------------------------
                                                    1999                1998                1999                1998
                                               -----------------------------------   -----------------------------------

NET SALES
Carlon                                            $  32,136           $  29,444           $  91,355           $  84,955
Lamson Home Products                                 13,318              13,541              39,102              38,110
PVC Pipe                                             29,982              30,175              86,659              86,057
                                                  ---------           ---------           ---------           ---------
                                                  $  75,436           $  73,160           $ 217,116           $ 209,122
                                                  =========           =========           =========           =========

OPERATING INCOME (LOSS)
Carlon                                            $   3,935           $   3,868           $  11,854           $  11,651
Lamson Home Products                                    855                 519               1,753                (708)
PVC Pipe                                              1,047               1,680               2,556               2,786
Corporate Office (includes restructuring
  charges for consolidation of
  distribution operations)                           (1,872)             (2,097)             (7,333)             (6,055)
                                                  ---------           ---------           ---------           ---------
                                                  $   3,965           $   3,970           $   8,830           $   7,674
                                                  =========           =========           =========           =========

DEPRECIATION AND AMORTIZATION
Carlon                                            $     981           $     816           $   2,745           $   2,590
Lamson Home Products                                    728                 627               2,065               1,984
PVC Pipe                                                863                 929               2,688               2,836
                                                  ---------           ---------           ---------           ---------
                                                  $   2,572           $   2,372           $   7,498           $   7,410
                                                  =========           =========           =========           =========

Total assets by business segment at October 2, 1999, January 2, 1999 and October 3, 1998.


                              OCTOBER 2,        JANUARY 2,        OCTOBER 3,
                                1999              1999              1998
                              --------          --------          --------
IDENTIFIABLE ASSETS
Carlon                        $ 56,536          $ 50,704          $ 50,748
Lamson Home Products            32,798            31,542            34,465
PVC Pipe                        50,983            48,843            53,284
Corporate Office                40,337            29,578            29,274
                              --------          --------          --------
                              $180,654          $160,667          $167,771
                              ========          ========          ========

         THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income for the third quarter and first nine months of 1999 and 1998 are as follows:

(DOLLARS IN THOUSANDS)

                                                       THIRD QUARTER ENDED              NINE MONTHS ENDED
                                                   -----------------------------   ----------------------------
                                                     OCT. 2,        OCT. 3,          OCT. 2,       OCT. 3,
                                                       1999           1998            1999           1998
                                                   ------------- ---------------   ------------ ---------------

Net income                                              $ 3,767         $ 3,611        $ 8,278         $ 5,636
Foreign currency translation adjustments                     (2)
                                                   ------------- ---------------   ------------ ---------------

Comprehensive income                                    $ 3,765         $ 3,611        $ 8,278         $ 5,636
                                                   ============= ===============   ============ ===============

The components of accumulated other comprehensive loss at October 2, 1999, January 2, 1999 and October 3, 1998 are as follows:

(DOLLARS IN THOUSANDS)

                                                        OCTOBER 2, 1999          JANUARY 2, 1999          OCTOBER 3, 1998
                                                     ----------------------- ------------------------ ------------------------

Foreign currency translation adjustments                             $ (351)                  $ (351)                  $ (279)
Minimum pension liability adjustments                                  (436)                    (436)                    (811)
                                                     ----------------------- ------------------------ ------------------------

Accumulated other comprehensive loss                                 $ (787)                  $ (787)                $ (1,090)
                                                     ======================= ======================== ========================

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 2, 1999
AND COMPARABLE PERIODS ENDED OCTOBER 3, 1998

CONSOLIDATED STATEMENTS OF INCOME

Net sales in the third quarter of 1999 increased by 3.1%, or $2.3 million, compared with the third quarter of 1998. The Carlon segment experienced a 9.1% growth rate fueled by double-digit growth in the inside premise and outside plant telecommunication raceway systems products. Sales decreased 1.6% in Lamson Home Products (LHP) for the quarter compared with the prior year period. LHP was negatively impacted by the Hechinger bankruptcy, which reduced sales to this significant customer by $1 million, as well as continued pruning of unprofitable wiring device products. Excluding these items, sales in this segment grew by 8%. The PVC Pipe Business was negatively impacted during the third quarter by tight resin supply. Average conduit prices increased, recouping a portion of the 40% increase in polyvinyl chloride (PVC) resin costs this year. However, volume decreased due to unexpected resin shortages caused by the Oklahoma City tornado, which created a force majeure condition at Lamson's primary resin supplier. The tightness in supply in the overall marketplace is expected to continue throughout the remainder of 1999 and could extend through 2001 when additional capacity may ease this situation. However, the Company is negotiating long term supply contracts which should preclude a recurrence of this type of material shortage in the future. Lost sales of electrical conduit were estimated to be approximately $4 million for the quarter. The large diameter sewer pipe market remained down during the third quarter, but is experiencing an increase in bid activity.

Year-to-date sales increased by $8 million, or 3.8%, compared with the prior year period, with Carlon's growth of 7.5% and Lamson Home Products and the PVC Pipe Business growth of 1%. Volume of electrical conduit sales was down 6% (primarily in the third quarter), while pricing on average was up about 5%. Carlon and Lamson Home Products growth is consistent with the third quarter explanations stated above.

Gross margins were reduced from 22.1% to 21.4% during the third quarter compared with the prior year period. The current quarter margins were impacted by unplanned curtailment of production caused by the above-mentioned resin shortage. Without this volume variance, margins could have exceeded last year by almost 1 percentage point. The Company continues to experience increased resin costs which are, for the most part, passed on to customers. These cost increases were partially offset by reduced freight expenses that resulted from the distribution center consolidation. Actual distribution costs have declined slightly from the prior year. Year-to-date gross profit was negatively impacted by approximately $2.1 million in restructuring costs from consolidation of the distribution centers during the first half. Excluding this charge, gross margins improved from 21.4% to just over 22%.

Operating expenses remained consistent with the 1998 third quarter level but declined as a percentage of sales from 16.7% to 16.1%. Year-to-date the Company has been able to maintain effective spending control and operating expenses have declined in 1999 on greater sales volume.

Lower debt levels reduced interest expense this quarter and year-to-date compared with the prior year.

CONSOLIDATED BALANCE SHEETS

Accounts receivable are $11.9 million and $3 million higher than year-end and last year's third quarter, respectively. This increase is due to the higher sales levels, especially in the latter half of the quarter, as compared with the prior periods. Days sales outstanding has remained at 54 days for the third quarter 1999. Inventories for the current quarter increased $1.8 million from year-end and $2.3 million from the prior year third quarter reflective of cost increases of over 40% for PVC resin rather than an increase in inventory volume. Higher PVC pipe turns and reduced Lamson Home Products wiring device and chime inventory kept inventory increases low. Accounts payable increased $9.3 million and $7.1 million from year-end and last year's third quarter, reflecting resin cost increases and higher operating levels late in the quarter.

CONSOLIDATED STATEMENTS OF CASH FLOW

Cash provided by continuing operations was $4.7 million in 1999 compared with $2.7 million for the prior year period. The Company paid $1.7 million during the quarter relating to the settlement of litigation involving environmental matters at a property sold by the Company in 1981 which had been accounted for as a discontinued operation. Net cash provided by operating activities was $3.1 million for 1999. The improvement reflects an increase in profitability net of $2 million in insurance proceeds received in 1998.

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

In 1995, the Company began a comprehensive review of the operating systems which underlie its ability to conduct daily business activity. Over the following three years, concluding in 1997, the Company spent in excess of $15 million to replace its core business operations and communications software systems; virtually all of the computer and telecommunications hardware; and reengineered or adopted best practices throughout its business process activities. The primary impetus for this investment was to support the attainment of strategic business objectives and to address Y2K concerns concurrently. This investment included a significant commitment to electronic commerce activities with our customers and manufacturers sales representative organizations. In addition, the Company has implemented extensive education and skill development programs to provide for continued knowledge transfer, ongoing support and functionality development.

During 1998, the Company authorized an independent audit of all software and facilities equipment at each of its business sites to identify potential areas of exposure, representing a continuing proactive investment in addressing Y2K concerns. As a result of this audit, approximately 800 Y2K sensitive issues were identified. A Y2K cross-functional team was formed to monitor and assess official compliance statements from our software and equipment vendors and to initiate remediation activities at the non-compliant sites where potentially there could be a material impact on our business. In addition, the Company contacted our major customers and key suppliers to inform them of our compliance status, to determine their state of readiness and to identify any subsequent actions which may be needed by us.

We have also contacted our top 40 suppliers and have received responses from 39 indicating they are currently Y2K compliant or will be prior to December 31, 1999. We continue diligently to monitor their progress. Based on our analysis up to this point, we have determined that contingency plans are not required.

To the best of our knowledge, we are fully compliant with all internal mission critical systems and equipment. While the information we have received regarding third-party systems, on which the Company's systems rely, indicates that they are or will be Y2K compliant, we cannot guarantee this, nor can we estimate at this time any material effect on our Company and its operations if this would not be the case. The Company continues its aggressive assessment of these potential third-party exposures and will address the issues accordingly.

OUTLOOK

The Company continued to experience strong demand for its electrical and telecommunications products heading into the fourth quarter of 1999. General economic indicators such as construction spending, new home sales and retail sales are expected to be steady heading into 2000 but new housing starts are expected to decline. The Company is experiencing a softness in order activity for its large diameter sewer products from municipalities. This condition is anticipated to continue through the first quarter of 2000 as these customers evaluate their future construction budgets. PVC resin costs have continued to escalate during the third quarter. These cost increases are expected to moderate heading into year-end as supply catches up with reduced demand during the winter months.

Productivity at the Company's new distribution center continues to improve but not at the pace anticipated. Several efforts are underway in the fourth quarter to address the issues so that original savings targets can be met in 2000. Freight costs have been favorably impacted by the consolidation and better carrier management.

Based on all the above factors and continued operating efficiencies at the manufacturing plants, the Company anticipates robust top line sales growth in the fourth quarter of 1999 and solid earnings improvements compared with the prior year.

The Company should experience favorable operating cash flow and lower debt levels in the fourth quarter due to improving working capital management and seasonal factors. The pace of capital spending is expected to remain steady in the last quarter of 1999 and into 2000 to support requirements primarily for priority product capacity expansion and new products.

The above statements contain expectations that are forward-looking within the meaning of the private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors such as (i) the volatility of polyvinyl chloride resin pricing, (ii) changes in the pattern of construction spending in both the new construction, and repair and rehabilitation markets, (iii) changes in the number and distribution of housing starts, (iv) fluctuations in the interest rate affecting housing starts,
(v) the ability of third parties to complete their own Year 2000 compliance remediation efforts on a timely basis, (vi) the ability of the Company to pass through raw material cost increases to its customers, and (vii) a reversal in the country's general pattern of economic stability affecting the markets for the Company's products.


PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgement interest of approximately $1.5 million. The court declined to increase the damages with respect to the willfulness finding. The Company intends to pursue a vigorous appeal and believes it has meritorious positions that will substantially reduce or eliminate the jury award. If, however, the appeal process is not successful, the final resolution of the matter could have a material adverse effect on the Company's financial position and results of operations. It is the Company's understanding that the appeal process may require a 1 to 2 year period.


The Company is also a party to various claims and matters of litigation incidental to the normal course of business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           11       Computation of Earnings Per Common Share

                           27       Financial Data Schedule

                  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended October 2, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            THE LAMSON & SESSIONS CO.
                            -------------------------
                                  (Registrant)




DATE: November 16, 1999              By /s/   James J. Abel
                                        ----------------------------------------
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer