Form 10-K
period 2000-01-01
LAMSON & SESSIONS CO
filed 2000-03-06
CIK 57497

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

F O R M  10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

	For the fiscal year ended January 1, 2000	Commission File Number 1-313

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

T H E   L A M S O N   &   S E S S I O N S   C O.

(Exact name of Registrant as specified in its charter)

Ohio	34-0349210

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25701 Science Park Drive Cleveland, Ohio	44122-7313

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 216/464-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [  ]

      The aggregate market value of the voting stock held as of February 10, 2000 by non-affiliates of the Registrant: $76,981,064.

      As of February 10, 2000 the Registrant had outstanding 13,453,251 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1. — Business

The Lamson & Sessions Co., an Ohio corporation, (the “Company” or “Lamson & Sessions”), founded in 1866, is a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and fluid drainage products for major domestic markets. The markets for thermoplastic electrical conduit, related fittings and accessories, wiring devices and sewer pipe include: the construction, utility and telecommunications industries, municipalities, other government agencies, and contractors; and Do-It-Yourself (DIY) home remodelers.

Principal Products and Markets

The Company is engaged in the manufacture and distribution of a broad line of thermoplastic electrical, telecommunication and engineered sewer products. In addition, the Company distributes a wide variety of consumer electrical wiring devices, home security devices, wireless electrical and other wireless products.

All of the Company’s thermoplastic electrical products compete with and serve as substitutes for similar metallic products. The Company’s engineered sewer pipe products compete with and serve as substitutes for clay, concrete, ductile iron, asbestos cement and polyethylene products. The Company’s thermoplastic electrical products offer several advantages over these other products. Specifically, nonmetallic electrical conduit and related fittings and accessories are generally less expensive, lighter and easier to install than metallic products. Furthermore, thermoplastic electrical conduit does not rust, corrode or conduct electricity. Thermoplastic sewer pipe weighs less than alternative products, is easier and more economical to install, does not degenerate due to chemical attack as do some competing products, and eliminates avoidable problems which can be caused by infiltration and exfiltration.

Three markets are served, each of which has unique product and marketing requirements. These markets are:

Carlon — Industrial, Residential, Commercial, Telecommunications and Utility Construction: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical and wire raceway systems and a broad line of nonmetallic enclosures, outlet boxes and electrical fittings. Examples of the applications for the products included in this segment are multi-cell duct systems designed to protect underground fiber optic cables allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

Lamson Home Products — Consumer: The major customers served are home centers and mass merchandisers for the DIY home repair market. The products included in this segment are light dimmers, fan speed controls, touch controls, wireless door chimes, motion sensors and home security systems. In addition, this segment supplies its market with products such as outlet boxes, liquid tight conduit and electrical fittings.

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

A breakdown of revenues as a percent of net sales by major business segment for 1999, 1998 and 1997, is as follows:

(Dollars in thousands)	1999		1998		1997

Carlon	$120,975	42%	$109,458	40%	$104,867	38%

Lamson Home Products	53,401	18%	50,348	19%	50,819	19%

PVC Pipe	117,005	40%	111,108	41%	116,094	43%

	$291,381	100%	$270,914	100%	$271,780	100%

See discussion of segment products in Note J of financial statements.

Competition

Each of the three segments in which the Company presently operates is highly competitive based on service, price and quality. Most of the competitors are either national or smaller regional manufacturers who compete with limited product offerings. Unlike a majority of the Company’s competitors, the Company manufactures a broad line of thermoplastic products, complementary fittings and accessories. The Company believes that its products will continue to compete favorably. However, certain of the Company’s competitors have greater financial resources than the Company, which could adversely affect the Company through price competition strategies.

Distribution

The Company distributes its products through a nationwide network of more than 100 manufacturers’ representatives and a direct sales force of 42. Currently, three manufacturers’ representatives maintain an inventory of the Company’s products.

Raw Materials

The Company is a large purchaser of pipe grade polyvinyl chloride (“PVC”) resin. The Company has entered into resin supply contracts which should stabilize its availability for the next several years.

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

Seasonal Factors

Two of the Company’s three business segments experience moderate seasonality caused principally by a decrease in construction activity during the winter months. They are subject also to the economic cycles affecting the construction industry. The Company’s consumer products business unit is affected by consumer spending and consumer confidence.

Major Customers

Sales to Affiliated Distributors, a buying group within the Carlon and PVC Pipe segments not otherwise affiliated with the Company, totaled approximately 17% of net sales in 1999, 15% of net sales in 1998 and 13% of net sales in 1997.

Backlog

In the Company’s three business segments, the order to delivery cycle ranges from several days to a few weeks. Therefore, the measurement of backlog is not a significant factor in the evaluation of the Company’s prospects.

Research and Development

The Company is engaged in an aggressive product development program in an effort to introduce innovative applications for thermoplastic and wireless electrical products. The Company maintains a separate product development center in Cleveland, Ohio to facilitate this effort and improve manufacturing processes. The Company sponsored research and development activity totaled $3.8 million, $3.7 million and $4.6 million in 1999, 1998 and 1997, respectively.

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

Associates

At January 1, 2000, the Company had 963 associates, 762 of whom were employed at the Company’s manufacturing facilities and distribution centers. The remainder of associates were primarily employed at the Company’s corporate headquarters and product development facilities.

Foreign Operations

The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 2% of net sales in 1999, 1% of net sales in 1998 and 2% in 1997, and were made principally to countries in North America.

Item 2. — Properties

The Company owns or leases manufacturing and distribution facilities, which are suitable and adequate for the production and marketing of its products. The Company owns executive and administrative offices, which are located in Cleveland, Ohio, and occupy 68,000 square feet in a suburban office complex. The Company also has research and development offices, located in Cleveland, Ohio, which occupy leased space of 27,000 square feet. The following is a list of the Company’s manufacturing and distribution center locations:

Approximate
Manufacturing Facilities (Owned)	Square Feet
Woodland, California	66,000

High Springs, Florida	110,000

Clinton, Iowa	124,000

Bowling Green, Ohio	67,000

Oklahoma City, Oklahoma	172,000

Nazareth, Pennsylvania	59,000

Pasadena, Texas	48,000

Distribution Centers (Leased)

Columbia, South Carolina	350,000

Woodland, California	105,000

The Company operated the above manufacturing facilities at approximately 93% of their productive capacity in 1999.

Item 3. – Legal Proceedings

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The court declined to increase the damages with respect to the willfulness finding. The Company is pursuing a vigorous appeal and believes it has meritorious positions that will substantially reduce or eliminate the jury award. If, however, the appeal process is not successful, the final resolution of the matter could have a material adverse affect on the Company’s financial position, cash flows and results of operations. It is the Company’s understanding that the appeal process may require a one-to-two year period.

In addition, during the second quarter of 1999, the Company reached a settlement on litigation involving environmental matters at a property sold by the Company in 1981 whereby the Company agreed to incur costs of certain remediation activities. The settlement did not have a material impact on the Company’s financial position or results of operations.

The Company has filed suit to recover damages related to the termination of the agreement to sell its PVC Pipe business. It is premature to estimate the timing for a resolution of this suit.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company’s financial position, cash flows and results of operations.

Item 4. – Submission of Matters to Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

JOHN B. SCHULZE

Chairman, President and Chief Executive Officer

Chairman, President and Chief Executive Officer since January 1990. Age 62.

JAMES J. ABEL

Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Executive Vice President, Secretary, Treasurer and Chief Financial Officer since September 1994. Previously was Executive Vice President, Treasurer and Chief Financial Officer February 1993 — September 1994. Age 54.

CHARLES E. ALLEN

Senior Vice President

Senior Vice President since September 1989. Age 59.

ALBERT J. CATANI, II

Vice President — Manufacturing

Vice President, Manufacturing since August 1995. Previously was Independent Consultant, Environmental Growth Chambers, March 1995 — August 1995. Previously was Vice President, Operations, Universal Electronics, Inc., April 1993 — March 1995. Age 52.

DONALD A. GUTIERREZ

Vice President — Carlon

Vice President, Carlon since March 1998. Previously was Vice President, Carlon Electrical Products since July 1997. Previously was National Sales Manager since January 1997. Previously was Manager, Distributor Sales August 1996 - January 1997. Previously was in Marketing and Sales with General Electric 1979 - August 1996. Age 42.

CHARLES W. HENNON

Vice President and Chief Information Officer

Vice President and Chief Information Officer since April 1998. Previously was Manager, Business Support Services with Ferro Corporation 1993 — April 1998. Age 54.

MELVIN W. JOHNSON

Vice President

Vice President since February 1991. Age 63.

ROBERT J. MOYER

Vice President — Supply Chain Management

Vice President, Supply Chain Management since July 1997. Previously was Vice President, Distribution since April 1997. Previously was Vice President, Supply Chain Management, Little Tikes Co., 1994 — April 1997. Age 46.

LORI L. SPENCER

Vice President and Controller

Vice President and Controller since August 1997. Previously was Vice President, Strategic Planning since February 1997. Previously was Director, Financial Planning & Internal Audit, September 1994 — February 1997. Age 41.

NORMAN P. SUTTERER

Vice President — Lamson Home Products

Vice President — Lamson Home Products since March 1998. Previously was Vice President, Carlon Telecom Systems since January 1994. Age 50.

PART II

Item 5. – Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. High and low sales prices for the common stock are included in Note L to the Consolidated Financial Statements. No dividends were paid in 1999, 1998 or 1997. The approximate number of shareholders of record of the Company’s Common Stock at February 10, 2000 was 1,558.

Item 6. – Selected Financial Data

FIVE-YEAR FINANCIAL SUMMARY

	Fiscal Years Ended

(Dollars in thousands except per share data,
shareholders, associates and percentages)	1999		1998	1997	1996	1995

Operations:

Net sales	$	291,381	$270,914	$271,780	$289,052	$299,166

Cost of products sold		229,981	214,410	221,898	223,778	238,908

GROSS PROFIT		61,400	56,504	49,882	65,274	60,258

Operating expenses		48,054	47,584	52,377	53,135	46,220

OPERATING INCOME (LOSS)		13,346	8,920	(2,495)	12,139	14,038

Interest		3,558	4,341	3,768	2,611	5,864

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE		9,788	4,579	(6,263)	9,528	8,174

Income tax (benefit)		(9,000)	(2,100)	(1,550)	(4,100)	(3,900)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE		18,788	6,679	(4,713)	13,628	12,074

Cumulative effect of accounting change				(4,940)

NET INCOME (LOSS)		18,788	6,679	(9,653)	13,628	12,074

Year-End Financial Position:

Current Assets		$94,704	$83,975	$91,567	$90,945	$80,244

Other Assets		40,522	25,957	21,079	9,703	2,680

Property, Plant and Equipment		48,093	50,735	56,329	60,473	51,747

Total Assets		183,319	160,667	168,975	161,121	134,671

Current Liabilities		56,223	47,278	57,580	51,906	49,584

Long-Term Debt		36,919	40,807	44,712	36,911	24,842

Other Long-Term Liabilities		26,808	28,451	29,702	27,517	29,326

Shareholders’ Equity		63,369	44,131	36,981	44,787	30,919

Working Capital		38,481	36,697	33,987	39,039	30,660

Statistical Information:

Average number of dilutive common shares outstanding		13,482	13,488	13,349	13,641	13,404

Number of shareholders of record		1,558	1,687	1,832	1,987	2,162

Number of associates		963	983	1,044	1,164	1,048

Book value per share		$4.70	$3.27	$2.77	$3.28	$2.33

Market price per share		$4.88	$5.13	$5.81	$7.25	$7.75

Market capitalization		$65,584	$68,903	$77,970	$96,433	$103,011

Gross margin as a % of net sales		21.1%	20.9%	18.4%	22.6%	20.1%

Operating expenses as a % of net sales		16.5%	17.6%	19.3%	18.4%	15.4%

Operating margin as a % of net sales		4.6%	3.3%	(0.9%)	4.2%	4.7%

Operating cash flow as a % of total debt		29.9%	19.5%	6.2%	21.3%	66.6%

Long-term debt as a % of equity		58.3%	92.5%	120.9%	82.4%	80.3%

Return on average equity from operations		35.0%	16.5%	(11.5%)	36.0%	55.1%

Basic Earnings (Loss) Per Common Share:

Earnings (loss) before change in accounting principle		$1.40	$0.50	$(0.35)	$1.02	$0.91

Cumulative effect of accounting change				$(0.37)

Net earnings (loss)		$1.40	$0.50	$(0.72)	$1.02	$0.91

Diluted Earnings (Loss) Per Common Share:

Earnings (loss) before change in accounting principle		$1.39	$0.50	$(0.35)	$1.00	$0.90

Cumulative effect of accounting change				$(0.37)

Net earnings (loss)		$1.39	$0.50	$(0.72)	$1.00	$0.90

Item 7. – Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Discussion of the Consolidated Statements of Operations

The Consolidated Statements of Operations present Lamson & Sessions’ operating performance over the last three years.

Net Sales increased in 1999 by 7.6% to $291 million. The largest increases came in the Carlon business unit, which expanded sales by 10.5%, or $11.5 million. The segment has continued to gain market acceptance of its engineered cable management products used in telecommunications network construction both for inside premise and outside plant applications. Strong construction markets and improved customer service led to solid growth across the board in electrical products. Lamson Home Products grew net sales by 6.1%, or $3.1 million, in 1999 compared with 1998. Continued strong growth in the home improvement market drove improved sales volume in electrical fittings, outlet boxes and liquidtight tubing. This segment was negatively impacted by the Hechinger’s bankruptcy as well as the elimination of unprofitable wiring device products. Finally, the PVC Pipe business increased sales by 5.3% with the electrical and telecommunication conduit growing by 8.1%, primarily from increased resin costs which we were able to pass on to our customers. This segment was negatively impacted by unexpected PVC resin shortages during the third quarter, which limited its supply of conduit to the electrical construction market. In addition, sales in large diameter sewer pipe declined by 5.7% due to increased competition and a softening in demand for rehabilitation pipe.

Net Sales of $271 million in 1998 were less than 1% lower than the $272 million reported in 1997. Overall volume in the commodity rigid pipe products was up 2%, but average selling prices decreased by 6% due to lower raw material costs that were passed on to customers. This sales decline was partially offset by an 8% increase in sales of priority products, especially large diameter sewer pipe, specialty extrusion, raceway systems and the enclosure and electrical fitting products lines. During 1998, the Company continued to eliminate many of its lower-margin products, primarily commodity sewer pipe and wiring devices. These product line reductions lowered sales by $4.8 million, or 1.8% compared with 1997.

Gross Margins were 21.1% in 1999, a slight improvement from 20.9% in 1998. The current year’s cost of products sold includes $2.1 million of costs for the consolidation of distribution operations. They consist primarily of associate relocation, training and start-up costs and asset dispositions. Better product mix, distribution and freight cost savings were partially offset by unfavorable volume variances caused by the raw material shortages experienced during the peak construction season.

Gross Margin increased 13.6% to 20.9% of net sales in 1998 compared with 18.4% in 1997. This improvement was a result of reduced raw material costs referred to above, increased utilization of the Company’s manufacturing plants, a shift in sales mix to higher-margin products and improved manufacturing and distribution cost controls. These improvements helped to offset $792,000 in a restructuring charge consisting primarily of a write-down of certain inventory to net realizable value. The charge, which is included in cost of products sold, was incurred during the fourth quarter of 1998 and related to the consolidation of the Company’s distribution operations, which was completed during the first half of 1999.

Operating Expenses in 1999 declined to 16.5% of net sales, 6.3% lower than the 17.6% in 1998. The Company continues to experience productivity improvements from its infrastructure investments in management information systems and associate training programs, which have resulted in lower staffing levels. With the exception of higher commissions expense due to increased sales, operating expenses actually declined by 1.3% from 1998.

Operating Expenses in 1998 decreased by 8.8% to 17.6% of net sales compared with 19.3% in 1997. The decline is attributable to more efficient administrative operations, elimination of excess costs from the Company’s 1997 implementation of new business processes and information technology and reduced pension costs. This was partially offset by costs of $700,000 incurred in support of the sale of the polyvinyl chloride (PVC) pipe business.

Interest Expense decreased 18% in 1999 to $3.6 million as a result of lower average debt levels and improved operating results, from $4.3 million in 1998. Despite increasing market interest rates in the second half of the year, the Company's average interest rate declined as its improved operating performance provided for lower net rates under its long-term secured credit agreement.

Interest Expense increased 15% to $4.3 million in 1998 from $3.8 million in 1997. This increase reflects the effect of operating losses incurred in the second half of 1997 through the first quarter of 1998, which resulted in higher average debt outstanding and borrowing rates in 1998.

Income Tax Benefit of $9 million was recognized by the Company in 1999 (compared with $2.1 million in 1998) from the reversal of a substantial portion of the deferred tax valuation allowance, due to continued improvement in operating performance and expectations about future years’ taxable income. Beginning in 2000, the Company expects to record a normalized tax provision.

An Income Tax Benefit of approximately $2.1 million in 1998 and $1.6 million in 1997 was generated from a reduction in the valuation allowance on the Company’s net deferred tax assets.

Discussion of the Consolidated Balance Sheets

The Consolidated Balance Sheets present the Company’s financial position at year-end, compared with the previous year-end. The statement provides information to assist in assessing such factors as the Company’s liquidity and financial resources. The 1999 current ratio declined slightly to 1.7 versus 1.8 in 1998 mainly due to higher accounts payable balances reflecting the higher raw material costs at the end of 1999. The total debt-to-equity ratio declined $3.9 million, or 8.7%, in 1999 while equity increased 43.6% to $63.3 million, the highest level since 1991.

Accounts Receivable are primarily due from trade customers. Accounts receivable increased approximately $5.6 million in 1999 from 1998, which is the result of the 20% increase in sales during the fourth quarter of 1999 as compared with the same period in 1998. Days sales outstanding are 47.5 for 1999 compared with 45.8 in 1998.

Inventories increased 8.7%, or $3.4 million, in 1999 from 1998. This change resulted primarily from increases in PVC resin costs during 1999 offset by continued SKU reduction and improved inventory planning and control. Average inventory turns increased to 4.7 times in 1999 compared with 4.4 times in 1998.

Pension Assets increased $3.7 million in 1999 from 1998. The Company contributed $2 million to fully fund all qualified pension plans and continued to experience favorable investment performance. It is expected in 2000 that no contributions will be required for these plans.

Accounts Payable increased by $8.2 million from 1998 which was caused by higher PVC resin costs and operating levels in the fourth quarter of 1999 compared with the same period in the prior year.

Long-Term Debt decreased by $3.9 million during 1999. Strong operating cash flow allowed the Company to pay down term and other debt without increases in the revolver.

Post-Retirement Benefits and Other Long-Term Liabilities declined by $1.6 million which primarily was due to the payment on a settlement on litigation involving environmental matters on a property previously sold by the Company (see Note D).

Discussion of the Consolidated Statements of Cash Flows

The Consolidated Statements of Cash Flows present the cash inflows and outflows from the Company’s operating, investing and financing activities. Cash and cash equivalents increased slightly at year-end 1999 compared with 1998.

Cash Flows From Operating Activities - The Company generated $13.9 million in cash from continuing operations in 1999, an increase of 60% over the 1998 cash flow from operations of $8.7 million. This increase in operating cash flow reflects improved earnings which resulted in $23.5 million ($18.9 million in 1998) in earnings before interest, tax, depreciation and amortization (EBITDA).

The Company generated $3 million in cash from operations in 1998, an increase of 190% over the 1997 cash flow from operations of $3 million. The increase in cash flow from operations in 1998 reflects an improved operating performance, which resulted in $18.9 million in earnings before interest, tax, depreciation and amortization (EBITDA).

Cash Flows From Investing Activities – During 1999, the Company increased its investments in property, plant and equipment to $7 million. The main areas of expansion were the new distribution center in South Carolina, additions to manufacturing capacity including machinery, molds and tooling, and continued improvements to the Company’s information systems infrastructure. The Company expects to continue making manufacturing capacity additions and investments in productivity improvements in order to be a more efficient producer and improve customer service. Anticipated capital expenditures approximate $10 million for 2000.

The Company reduced its purchases of property, plant and equipment by $7 million to $4.5 million in 1998. These additions were directed toward increased manufacturing capacity of priority products and product line expansions.

Cash Flows From Financing Activities - The Company used $3.8 million of cash in 1999 for financing activities. Due to improved operating cash flows, the Company was able to pay down term debt and other obligations.

Based upon the Company’s past performance and current expectations, management believes that internally generated cash flows and existing capacity under the secured credit agreement are adequate to fund the Company’s 2000 cash needs for capital expenditures and general operating requirements.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In mid 1999, the Company completed its remediation and testing of systems. As a result of these planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company spent approximately $360,000 during 1999 in connection with remediating its systems and equipment. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications, equipment, suppliers and customers throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Outlook

The following paragraphs contain forward-looking comments. These comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

In 1999, the Company experienced many challenges including the consolidation of its distribution operations, significant increases in PVC resin costs and unexpected resin shortages due to the Oklahoma City tornado, which created a force majure condition at Lamson’s primary resin supplier. Despite these hurdles, the Company provided improved customer service, introduced several new product lines and was able to maintain its margins despite significant raw material cost increases arising from very tight market supply and demand conditions. This resulted in an excess of 8% growth in sales and the Company’s best operating performance of the nineties.

The Company expects upward pressure on PVC resin prices throughout 2000 as no increase in supply is anticipated until the end of 2001. The demand for the Company’s products follows new home sales and housing start construction indexes, telecom market construction, consumer confidence and consumer spending in the DIY retail market, all of which should be fairly stable in 2000.

The Company intends to capitalize on favorable market conditions, improved service levels, a stable economy and increased new product sales to achieve its long-term growth goals of 10%-12% in sales.

The Company is well positioned in 2000 to take advantage of favorable market conditions and operating efficiencies to meet its long-term goal of a 15%-20% increase in net earnings.

The above statements contain expectations that are forward looking within the meaning of the private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors such as (i) the volatility of polyvinyl chloride resin pricing, (ii) changes in the pattern of construction spending in both the new construction and repair and rehabilitation markets, (iii) changes in the number and distribution of housing starts, (iv) fluctuations in the interest rate affecting housing starts, (v) the ability of the Company to pass through raw material cost increases to its customers and (vi) a reversal in the country’s general pattern of economic stability affecting the markets for the Company’s products.

Item 7(a). — Not Applicable.

Item 8. – Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Fiscal Years

	1999	1998	1997

NET SALES	$291,381	$270,914	$271,780

Cost of products sold	229,981	214,410	221,898

GROSS PROFIT	61,400	56,504	49,882

Operating expenses	48,054	47,584	52,377

OPERATING INCOME (LOSS)	13,346	8,920	(2,495)

Interest	3,558	4,341	3,768

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	9,788	4,579	(6,263)

Income tax benefit	(9,000)	(2,100)	(1,550)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	18,788	6,679	(4,713)

Cumulative effect of accounting change			(4,940)

NET INCOME (LOSS)	$18,788	$6,679	$(9,653)

BASIC EARNINGS (LOSS) PER COMMON SHARE:

Earnings (loss) before change in accounting principle	$1.40	$0.50	$(0.35)

Cumulative effect of accounting change			(0.37)

NET EARNINGS (LOSS)	$1.40	$0.50	$(0.72)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

Earnings (loss) before change in accounting principle	$1.39	$0.50	$(0.35)

Cumulative effect of accounting change			(0.37)

NET EARNINGS (LOSS)	$1.39	$0.50	$(0.72)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

	Fiscal Years

	1999	1998	1997

OPERATING ACTIVITIES

Net income (loss)	$18,788	$6,679	$(9,653)

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Depreciation and amortization	10,136	9,957	8,719

Loss on disposal of assets	516

Deferred income taxes	(9,000)	(2,100)	(1,450)

Cumulative effect of accounting change			4,940

Net change in working capital accounts:

Accounts receivable	(5,596)	(2,129)	3,675

Inventories	(3,399)	6,413	(2,753)

Prepaid expenses and other	(2,041)	4,535	(166)

Accounts payable, accrued expenses and other current liabilities	10,629	(10,391)	6,012

Other long-term items	(6,111)	(4,243)	(6,313)

Cash Provided by Continuing Operations	13,922	8,721	3,011

Cash Used for Previously-Owned Businesses	(1,724)

CASH PROVIDED BY OPERATING ACTIVITIES	12,198	8,721	3,011

INVESTING ACTIVITIES

Net additions to property	(7,563)	(4,546)	(11,584)

Net proceeds from sale of assets			1,413

CASH USED IN INVESTING ACTIVITIES	(7,563)	(4,546)	(10,171)

FINANCING ACTIVITIES

Net (payments) borrowings under secured credit agreement	(3,000)	(3,065)	7,817

Net change in long-term borrowings and capital lease obligations	(848)	(751)	(633)

Exercise of stock options		168	628

CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(3,848)	(3,648)	7,812

INCREASE IN CASH	787	527	652

Cash at beginning of year	1,937	1,410	758

CASH AT END OF YEAR	$2,724	$1,937	$1,410

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
January 1, 2000 and January 2, 1999

(Dollars in thousands)

	1999	1998

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,724	$1,937

Accounts receivable, less allowances; 1999—$2,078 and 1998—$2,924	40,676	35,080

Inventories:

Finished goods and work-in-process	36,778	33,873

Raw materials	5,783	5,289

	42,561	39,162

Deferred tax assets	4,963	6,057

Prepaid expenses and other	3,780	1,739

TOTAL CURRENT ASSETS	94,704	83,975

PENSION ASSETS	19,046	15,347

DEFERRED TAX ASSETS	15,787	5,693

OTHER ASSETS	5,689	4,917

PROPERTY, PLANT AND EQUIPMENT

Land	3,588	3,588

Buildings	22,251	21,592

Machinery and equipment	92,893	88,662

	118,732	113,842

Less allowances for depreciation and amortization	70,639	63,107

Total net property, plant and equipment	48,093	50,735

TOTAL ASSETS	$183,319	$160,667

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

January 1, 2000 and January 2, 1999
(Dollars in thousands, except per share data)

	1999	1998

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$28,237	$20,077

Accrued compensation and benefits	9,184	8,459

Other accrued expenses	11,269	11,189

Taxes	3,645	3,705

Current maturities of long-term debt	3,888	3,848

TOTAL CURRENT LIABILITIES	56,223	47,278

LONG-TERM DEBT	36,919	40,807

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES	26,808	28,451

SHAREHOLDERS’ EQUITY

Common shares, without par value, stated value of $0.10 per share, authorized 20,000,000 shares; outstanding—13,453,251 shares in 1999 and 13,444,534 shares in 1998	1,345	1,344

Other capital	73,616	73,574

Retained earnings (deficit)	(11,212)	(30,000)

Accumulated other comprehensive income (loss)	(380)	(787)

Total shareholders’ equity	63,369	44,131

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$183,319	$160,667

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
(Dollars in thousands)

				Accumulated Other
				Comprehensive Income (Loss)

			Retained			Total
	Common	Other	Earnings	Foreign Currency	Minimum Pension	Shareholders'
	Shares	Capital	(Deficit)	Translation	Liability	Equity

Balance at December 28, 1996	$1,330	$72,792	$(27,026)	$(279)	$(2,030)	$44,787

Net loss			(9,653)			(9,653)

Other comprehensive income (loss):

Foreign currency translation Minimum pension liability					1,219	1,219

Total comprehensive income (loss)						(8,434)

Issuance of 113,100 common shares under stock option plans	11	617				628

Balance at January 3, 1998	$1,341	$73,409	$(36,679)	$(279)	$(811)	$36,981

Net income			6,679			6,679

Other comprehensive income (loss):

Foreign currency translation				(72)		(72)

Minimum pension liability					375	375

Total comprehensive income (loss)						6,982

Issuance of 30,350 common shares under stock option plans	3	165				168

Balance at January 2, 1999	$1,344	$73,574	$(30,000)	$(351)	$(436)	$44,131

Net income			18,788			18,788

Other comprehensive income:

Foreign currency translation				28		28

Minimum pension liability					379	379

Total comprehensive income						19,195

Issuance of 8,717 common shares under deferred compensation plans	1	42				43

Balance at January 1, 2000	$1,345	$73,616	$(11,212)	$(323)	$(57)	$63,369

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

Three fiscal years ended January 1, 2000

NOTE A—ACCOUNTING POLICIES

Fiscal Year: The Company’s fiscal year end is the Saturday closest to December 31.

Principles of Consolidation and Presentation: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of intercompany items. Certain 1998 and 1997 items have been reclassified to conform with the 1999 financial statement presentation.

Revenue Recognition: Revenues are derived from sales to unaffiliated customers and are recognized when products are shipped and title has transferred.

Cash and Cash Equivalents: The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

Inventories: Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Financial Instruments: The Company’s carrying value of its financial instruments approximates fair value.

Property and Depreciation: Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over a period of up to 31.5 years. Machinery and equipment is depreciated over periods ranging from 3 years to 15 years. Accelerated methods of depreciation are used for federal income tax purposes.

Income Taxes: The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Investment tax credits are recorded using the flow-through method.

Research and Development Costs: Research and development (R&D) costs consist of Company-sponsored activities to develop new value-added products. R&D costs are expensed as incurred and expenditures were $3,800,000, $3,700,000 and $4,600,000 in 1999, 1998 and 1997, respectively. R&D costs are included in operating expenses in the Consolidated Statements of Operations.

Advertising Costs: Advertising costs are expensed as incurred and totaled $2,300,000, $2,600,000 and $3,500,000 for 1999, 1998 and 1997, respectively.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE B—LONG-TERM DEBT AND COMMITMENTS

Long-term debt consists of the following:

	Fiscal Years

(Dollars in thousands)	1999	1998

Secured Credit Agreement:

Term	$8,250	$11,250

Revolver	23,000	23,000

	31,250	34,250

Industrial Revenue Bonds	8,070	8,570

Building mortgage	1,487	1,793

Other		42

	40,807	44,655

Less amounts classified as current	3,888	3,848

	$36,919	$40,807

The Company has a long-term $65,000,000 secured credit agreement. The agreement was amended February 7, 2000 to extend the term to June 30, 2001. The agreement is secured by the Company’s accounts receivable, inventory and property, plant and equipment. The agreement consists of both term and revolving credit facilities with interest variable on both portions. The rate paid varies based on the Company’s financial performance and the pricing option chosen. Borrowings under this agreement carry interest based on any of three pricing options (prime rate, LIBOR or commercial paper), at the Company’s option, plus the applicable spread. Interest is paid in accordance with the maturity of the pricing option selected. The term portion of this facility carried interest at a weighted average rate of 9.1%, which is 3.0% over the commercial paper rate at January 1, 2000, and requires principal payments of $750,000 due the last day of each calendar quarter with a $4,500,000 balloon payment due June 30, 2001. The revolving credit portion permits borrowings of up to $50,000,000 at any time through June 30, 2001 and carries an average variable rate of 8.79% at January 1, 2000. The agreement provides for the payment of a commitment fee on the revolving line of credit of .375% per annum on the average daily unused commitment. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $13,500,000 under the agreement.

The Company’s Industrial Revenue Bond financings include several issues due in annual installments from 2000 through 2023 with interest at variable rates. The weighted average rate for these bonds at January 1, 2000 was 4.28%. The Company maintains letters of credit related to one of the Industrial Revenue Bonds and other contractual obligations for approximately $3,900,000 with two banks. The Company’s headquarters is subject to a mortgage payable in equal monthly installments through 2003 with interest at 8.625%.

The Company’s credit agreements contain various restrictive covenants pertaining to maintenance of debt service, tangible net worth, dividend payments and certain other financial ratios.

The aggregate minimum combined maturities of long-term debt for the years 2001 through 2004 are approximately $29,219,000, $1,051,000, $1,054,000 and $660,000, respectively, with $4,935,000 due thereafter.

Interest paid was $3,679,000, $4,253,000 and $3,895,000 in 1999, 1998 and 1997, respectively.

Rental expense was $4,908,000, $4,092,000 and $4,656,000 in 1999, 1998 and 1997, respectively. Aggregate future minimum payments related to non-cancelable operating leases with initial or remaining terms of one year or more for the years 2000 through 2004 are approximately $4,060,000, $3,924,000, $2,315,000, $1,897,000 and $1,467,000, respectively, with $7,105,000 due thereafter.

\

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE C—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors several qualified and nonqualified pension plans and other post-retirement benefit plans for its current and former employees. The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over each of the two years in the period ended January 1, 2000 and a statement of the funded status for both year ends:

	Pension Benefits		Other Benefits

(Dollars in thousands)	1999	1998	1999	1998

Change in Benefit Obligation

Obligation at beginning of year	$83,151	$78,821	$18,403	$18,287

Service cost	1,277	1,164	329	289

Interest cost	5,179	5,306	1,132	1,206

Plan participants’ contribution	—	—	100	93

Plan amendment	—	—	(2,630)	—

Actuarial (gain) loss	(8,679)	4,788	(1,304)	368

Benefits paid	(6,849)	(6,928)	(1,990)	(1,840)

Obligation at end of year	$74,079	$83,151	$14,040	$18,403

Effective January 1, 2000, the Company amended its salaried associates retirement benefits program by phasing out certain medical benefits.

	Pension Benefits		Other Benefits

(Dollars in thousands)	1999	1998	1999	1998

Change in Plan Assets

Fair value of plan assets at beginning of year	$83,899	$76,747

Actual return on plan assets	9,210	9,257

Employer contributions	2,419	4,823	$1,890	$1,747

Plan participants’ contributions			100	93

Benefits paid	(6,849)	(6,928)	(1,990)	(1,840)

Fair value of plan assets at end of year	$88,679	$83,899	$—	$—

Plan assets include Company common shares with a fair market value at January 1, 2000 and January 2, 1999 of $3.3 million and $3.5 million, respectively.

	Pension Benefits		Other Benefits

(Dollars in thousands)	1999	1998	1999	1998

Funded Status

Fund status at end of year	$14,600	$748	$(14,040)	$(18,403)

Unrecognized actuarial loss (gain)	1,565	12,007	(2,517)	(1,328)

Unrecognized transition (asset)	(1,340)	(1,429)

Unrecognized prior service cost (gain)	230	299	(2,630)

Net amount recognized at end of year	$15,055	$11,625	$(19,187)	$(19,731)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE C—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS—Continued

The pension benefits table above provides information relating to the funded status of all defined benefit pension plans on an aggregated basis. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $4.2 million, $3.9 million and $0 million, respectively, as of January 1, 2000 and $4.5 million, $4.1 million and $0, respectively, as of January 2, 1999.

The following table provides the amounts recognized in the consolidated balance sheets for both years:

	Pension Benefits		Other Benefits

(Dollars in thousands)	1999	1998	1999	1998

Prepaid benefit cost	$19,046	$15,347

Accrued benefit liability	(4,085)	(4,250)	$(19,187)	$(19,731)

Intangible asset	37	92

Accumulated other comprehensive income	57	436

	$15,055	$11,625	$(19,187)	$(19,731)

The assumptions used in the measurement of the Company’s benefit obligations at January 1, 2000 and January 2, 1999 were:

	Pension Benefits		Other Benefits

	1999	1998	1999	1998

Discount rate	7.5%	6.5%	7.5%	6.5%

Expected return on plan assets	9.5%	9.5%

Rate of salary increase	5.0%	5.0%

For measurement purposes, a 9% average health care cost trend rate was used for 2000 (9.7% in 1999). The rate is assumed to decline gradually each year to an ultimate rate of 5.5% in 2007 and thereafter. A 1% change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	1% Increase	1% Decrease

Net periodic benefit cost	$159	$(143)

Accumulated post-retirement benefit obligation	$971	$(874)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE C—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS—Continued

The components of net periodic benefit cost (income) are as follows:

	Pension Benefits			Other Benefits

(Dollars in thousands)	1999	1998	1997	1999	1998	1997

Service cost	$1,277	$1,164	$922	$329	$289	$294

Interest cost	5,179	5,306	5,483	1,132	1,206	1,027

Actual return on assets	(9,210)	(9,257)	(9,552)

Net amortization and deferral	1,743	2,339	3,356	(115)	(149)	(278)

Curtailment loss			106

Defined contribution plans	709	853	771

	$(302)	$405	$1,086	$1,346	$1,346	$1,043

In addition to the defined benefit plans described above, the Company also sponsors defined contribution plans which cover substantially all full time associates. Company contributions are based upon a fixed percentage of 50% of voluntary employee contributions of up to 6% of wages.

The Company remains contingently liable for certain post-retirement benefits of certain businesses previously sold.

NOTE D—LITIGATION

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The court declined to increase the damages with respect to the willfulness finding. The Company is pursuing a vigorous appeal and believes it has meritorious positions that will substantially reduce or eliminate the jury award. If, however, the appeal process is not successful, the final resolution of the matter could have a material adverse affect on the Company’s financial position, cash flows and results of operations. It is the Company’s understanding that the appeal process may require a one-to-two year period.

In addition, during the second quarter of 1999, the Company reached a settlement on litigation involving environmental matters at a property sold by the Company in 1981 whereby the Company agreed to incur costs of certain remediation activities. The settlement did not have a material impact on the Company’s financial position or results of operations.

The Company has filed a suit to recover damages related to the termination of the agreement to sell its PVC Pipe business. It is premature to estimate the timing for a resolution of this suit.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company’s financial position, cash flows and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E—PREFERRED AND PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at January 1, 2000. The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value (“Series II Preference Stock”), which relates to the Rights Agreement, dated as of September 8, 1998, between the Company and National City Bank (the “Rights Agreement”).

Under the Company’s Rights Agreement, each shareholder has the right to purchase from the Company one one-hundredth of a share of the Series II Preference Stock, subject to adjustment, upon payment of an exercise price of $44.75. The Rights will become exercisable only after a person or group acquires beneficial ownership of or commences a tender or exchange offer for 15% or more of the Company’s Common Shares. Rights held by persons who exceed that threshold will be void. In the event that a person or group acquires beneficial ownership of 15% or more of the Company’s Common Shares, or a 15% shareholder merges into or with the Company or engages in one of a number of self-dealing transactions, each Right would entitle its holder to purchase a number of the Company’s Common Shares (or, in certain cases, common stock of an acquirer) having a market value of twice the Right’s exercise price.

The Company’s Board of Directors may, at its option, redeem all Rights for $0.01 per Right, generally at any time prior to the Rights becoming exercisable. The Rights will expire on September 20, 2008, unless earlier redeemed, exchanged or amended by the Board of Directors.

NOTE F—STOCK COMPENSATION PLANS

On April 23, 1999, the Company’s shareholders approved an additional 100,000 shares to be made available under the 1994 Nonemployee Directors Stock Option Plan, bringing the total common shares authorized for issuance under this Plan to 160,000. The stock options become exercisable one year after date of grant and expire at the end of ten years. At January 1, 2000, a total of 99,000 shares were available for future grant of stock options under this Plan.

On May 5, 1998, the Company’s 1988 Incentive Equity Performance Plan expired. At January 1, 2000, there were options outstanding under the Plan representing 1,334,300 shares of the Company’s common stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through April 20, 2008.

On April 24, 1998, the 1998 Incentive Equity Plan, was approved by the Company’s shareholders for 650,000 shares of common stock. Under the 1998 Incentive Equity Plan, the Company is authorized to issue incentive stock options (ISOs), non-qualified stock options, stock appreciation rights (SARs) and restricted or deferred stock. Stock options generally become exercisable, in part, one year after date of grant and expire at the end of ten years. At January 1, 2000, under this Plan, a total of 326,783 shares were available for future grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F—STOCK COMPENSATION PLANS — Continued

A summary of the status of the Company’s three stock compensation plans as of January 1, 2000, January 2, 1999 and January 3, 1998, and changes during the respective years then ended is presented below:

(Shares in thousands)	1999		1998		1997

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,473	$6.73	1,177	$6.83	1,138	$6.58

Granted	341	5.00	461	6.91	251	7.91

Exercised	—	—	(30)	5.54	(113)	5.55

Forfeited	(104)	7.66	(135)	8.47	(99)	8.16

Outstanding at end of year	1,710	$6.34	1,473	$6.73	1,177	$6.83

Options exercisable at year-end	1,118		899		841

Weighted-average fair value of options granted during the year		$1.85		$2.55		$2.97

The following table summarizes information about options outstanding at January 1, 2000:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Exercise Prices	at 1/1/00	Contractual Life (Yrs)	Exercise Price	at 1/1/00	Exercise Price

$0-5	474,800	6.40	$4.78	162,800	$4.43

5-10	1,223,500	5.97	6.89	943,624	6.85

10-15	11,500	6.40	10.24	11,500	10.24

The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based plans. Accordingly, compensation cost has not been recognized for the fixed stock-based compensation plans. Had compensation expense been recognized following SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s proforma net income (loss) and earnings (loss) per share would have been as follows:

		Fiscal Years

(Dollars in thousands, except per share data)		1999	1998	1997

Net income (loss)	As reported	$18,788	$6,679	$(9,653)

	Pro forma	18,322	6,230	(9,932)

Basic earnings (loss) per share	As reported	$1.40	$0.50	$(0.72)

	Pro forma	1.36	0.46	(0.74)

Diluted earnings (loss) per share	As reported	$1.39	$0.50	$(0.72)

	Pro forma	1.36	0.46	(0.74)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F—STOCK COMPENSATION PLANS — Continued

For pro forma calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	1999	1998	1997

Expected volatility	29.8%	30.0%	28.9%

Risk-free interest rates	5.74%	5.62%	6.34%

Average expected life	5 years	5 years	5 years

NOTE G—EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Years

(Dollars and shares in thousands, except per share data)	1999	1998	1997

Basic Earnings (Loss) Per Share Computation

Net Income (Loss)	$18,788	$6,679	$(9,653)

Average Common Shares Outstanding	13,448	13,433	13,349

Basic Earnings (Loss) Per Share	$1.40	$0.50	$(0.72)

Diluted Earnings (Loss) Per Share Computation

Net Income (Loss)	$18,788	$6,679	$(9,653)

Basic Shares Outstanding	13,448	13,433	13,349

Stock Options Calculated Under the Treasury Stock Method	34	55

Total Shares	13,482	13,488	13,349

Diluted Earnings (Loss) Per Share	$1.39	$0.50	$(0.72)

NOTE H—INCOME TAXES

The Company has recognized net federal income tax benefits as follows:

(Dollars in thousands)	1999	1998	1997

Current	$—	$—	$(100)

			(100)

Deferred	(9,000)	(2,100)	(1,450)

	$(9,000)	$(2,100)	$(1,550)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE H—INCOME TAXES – Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Fiscal Years

(Dollars in thousands)	1999	1998

Deferred tax assets:

Net operating loss carryforwards (Federal & State)	$18,700	$18,200

Other accruals, credits and reserves	6,300	8,100

General business and alternative minimum tax credits	2,600	2,700

Post-retirement benefits other than pensions	7,000	7,000

	34,600	36,000

Less: valuation allowance	(2,600)	(14,500)

Total deferred tax assets	32,000	21,500

Deferred tax liabilities:

Tax in excess of book depreciation	5,900	5,750

Pensions	5,350	4,000

Total deferred tax liabilities	11,250	9,750

Total net deferred tax assets	$20,750	$11,750

The valuation allowance for net deferred tax assets decreased by $11,900,000 in 1999. The reduction was the result of net changes in temporary differences and the reversal of $9,000,000 of the valuation allowance, based on (i) improved operating results in 1999, (ii) projected operating results for 2000 and thereafter, and (iii) tax planning strategies available to the Company. At January 1, 2000, the deferred tax asset valuation allowance is primarily related to general business tax credit carryforwards and state net operating loss carryforwards. The Company has available federal net operating loss carryforwards totaling approximately $51 million, which expire in the years 2004 to 2012. The Company also has available general business tax credit carryforwards of $1.6 million which expire through 2011 and alternative minimum tax credit carryforwards of approximately $1 million which may be carried forward indefinitely.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

	Fiscal Years

(Dollars in thousands)	1999	1998	1997

Tax expense (benefit) at statutory rates	$3,426	$1,603	$(3,921)

Adjustment due to:

Change in valuation allowance	(11,900)	(4,300)	1,900

Other	(526)	597	471

	$(9,000)	$(2,100)	$(1,550)

In 1999 and 1997 the Company received income tax refunds of $78,000 and $175,000, respectively, ($0 in 1998). Income taxes paid in 1998 were $11,000 ($0 in 1999 and 1997).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE I—CHANGE IN ACCOUNTING PRINCIPLE

As required by Emerging Issues Task Force (EITF) Issue No. 97-13, “Business Process Re-engineering Costs,” the Company changed its accounting policy in the fourth quarter of 1997, regarding its business and information technology project. Prior to the issuance of the consensus opinion, substantially all direct costs relating to the project were capitalized, including the portion related to business process re-engineering. Under the EITF consensus, all costs for business process re-engineering must be expensed as incurred and the unamortized balance of these costs of $4.9 million were written off as a cumulative effect adjustment in the fourth quarter of 1997.

NOTE J—BUSINESS SEGMENTS

During 1999, the Company changed its segment reporting structure to match management’s internal reporting of business operations. Significant changes include the segregating of the PVC Pipe business. All segment data has been restated to conform with this revised presentation.

The Company’s reportable segments are as follows:

Carlon — Industrial, Residential, Commercial, Telecommunications and Utility Construction: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical and wire raceway systems and a broad line of nonmetallic enclosures, outlet boxes and electrical fittings. Examples of the applications for the products included in this segment are multi-cell duct systems designed to protect underground fiber optic cables allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

Lamson Home Products — Consumer: The major customers served are home centers and mass merchandisers for the DIY home repair market. The products included in this segment are light dimmers, fan speed controls, touch controls, wireless door chimes, motion sensors and home security systems. In addition, this segment supplies its market with products such as outlet boxes, liquidtight conduit and electrical fittings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE J – BUSINESS SEGMENTS — Continued

(Dollars in thousands)	1999	1998	1997

Net Sales

Carlon	$120,975	$109,458	$104,867

Lamson Home Products	53,401	50,348	50,819

PVC Pipe	117,005	111,108	116,094

	$291,381	$270,914	$271,780

Operating Income (loss)

Carlon	$15,065	$14,660	$9,251

Lamson Home Products	1,135	(1,783)	(3,047)

PVC Pipe	5,814	4,113	(918)

Corporate Office (includes costs associated with the consolidation of distribution operations in 1999 and 1998)	(8,668)	(8,070)	(7,781)

	$13,346	$8,920	$(2,495)

Depreciation and Amortization

Carlon	$3,737	$3,482	$3,068

Lamson Home Products	2,792	2,618	2,465

PVC Pipe	3,607	3,857	3,155

	$10,136	$9,957	$8,688

Total assets by business segment at January 1, 2000, January 2, 1999 and December 31, 1998.

Identifiable Assets

Carlon	$52,326	$50,704	$51,528

Lamson Home Products	30,658	31,542	37,707

PVC Pipe	51,393	48,843	49,143

Corporate Office (includes deferred tax and pension assets)	48,942	29,578	30,597

	$183,319	$160,667	$168,975

Substantially all sales are made within North America. Net sales to a single customer within the Carlon and PVC Pipe segments totaled approximately 17% in 1999, 15% in 1998 and 13% in 1997 of consolidated net sales.

NOTE K—RESTRUCTURING CHARGE

During the fourth quarter of 1998 the Company recorded a restructuring charge of $792,000 when it entered into a commitment to have a new distribution center constructed in South Carolina in order to consolidate distribution activities. The charge, which is included in cost of products sold, consisted primarily of a write-down of certain inventory to net realizable value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE L—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS—(UNAUDITED)

(Dollars in thousands, except per share data)

			Net	Basic Earnings	Diluted Earnings	Market Price Per Share
	Net	Gross	Income	(Loss) Per	(Loss) Per
	Sales	Profit	(Loss)	Common Share	Common Share	High	Low

Fiscal 1999:

First quarter	$67,198	$15,452	$2,724	$0.20	$0.20	$5.63	$4.75

Second quarter	74,482	14,130	1,787	0.13	0.13	6.44	4.94

Third quarter	75,436	16,127	3,767	0.28	0.28	6.94	4.56

Fourth quarter	74,265	15,691	10,510 (1)	0.78	0.78	5.25	4.44

Total	$291,381	$61,400	$18,788	$1.40*	$1.39

Fiscal 1998:

First quarter	$64,794	$13,373	$(326)	$(0.02)	$(0.02)	$7.44	$5.63

Second quarter	71,168	15,240	2,351	0.18	0.17	7.63	5.63

Third quarter	73,160	16,195	3,611	0.27	0.27	6.56	3.88

Fourth quarter	61,792	11,696	1,043	0.08	0.08	6.13	4.25

Total	$270,914	$56,504	$6,679	$0.50*	$0.50

*	Earnings per share were computed on a stand-alone quarterly basis for each respective quarter. Therefore, the sum of the quarters in 1999 and 1998 for Basic Earnings Per Common Share does not equal the year’s total due to rounding.
(1)	Includes an income tax benefit of $6,900 in fourth quarter compared to $700 in the previous six quarters. See Note H.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
The Lamson & Sessions Co.

We have audited the accompanying consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at January 1, 2000 and January 2, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note I to the financial statements, in 1997, the Company changed its method of accounting for business process re-engineering costs.

Ernst & Young LLP

Cleveland, Ohio
February 7, 2000

STATEMENT OF MANAGEMENT’S RESPONSIBILITY

We have prepared the financial statements and other financial information contained in this Annual Report.

The management of Lamson & Sessions is primarily responsible for the integrity of this financial information. The financial statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include certain amounts based on management’s reasonable best estimates and judgments, giving due consideration to materiality. Financial information contained elsewhere in this Annual Report is consistent with that contained in the financial statements.

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

To meet management’s responsibility for financial reporting, we have established internal control systems that we believe are adequate to provide reasonable assurance that our assets are protected from loss. These systems produce data used for the preparation of published financial information and provide for appropriate reporting relationships and division of responsibility. All significant systems and controls are reviewed periodically by the internal audit group in order to ensure compliance, and by our independent auditors to support their audit work. It is management’s policy to implement a high proportion of recommendations resulting from these reviews.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets regularly with management, the internal auditor group and our independent auditors to review accounting, auditing and financial matters. Both the independent auditors and the internal auditor group have free access to the Audit Committee, with or without management, to discuss the scope and results of their audits and the adequacy of the system of internal controls.

/s/ John B. Schulze _____________________________________ John B. Schulze Chairman of the Board, President and Chief Executive Officer

/s/ James J. Abel _____________________________________ James J. Abel Executive Vice President, Secretary, Treasurer and Chief Financial Officer

/s/ Lori L. Spencer _____________________________________ Lori L. Spencer Vice President and Controller Principal Accounting Officer

PART II

Item 9. – Disagreements on Accounting and Financial Disclosure

None

PART III

Item 10. – Directors and Executive Officers of the Registrant

(a)	Directors

The information set forth under the caption “Election of Directors” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held April 28, 2000 is hereby incorporated by reference.

(b)	Executive Officers — See Part I

(c)	Compliance with Section 16 (a) of the Exchange Act.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held April 28, 2000 is hereby incorporated by reference.

Item 11. – Executive Compensation

The information set forth under the caption “Executive Compensation” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held April 28, 2000 is hereby incorporated by reference.

Item 12. – Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions “Ownership of the Company’s Common Shares,” “Election of Directors” and “Security Ownership of Management” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 2000 is hereby incorporated by reference.

Item 13. – Certain Relationships and Related Transaction

During the past fiscal year, the Company, in the normal course of business, utilized the services of the law firm of Jones, Day, Reavis & Pogue, in which Mr. Coquillette, a director of the Company, is a partner. The Company plans to continue using the services of the firm in 2000.

PART IV

Item 14. – Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

1.	Financial Statements Consolidated Statements of Operations for Fiscal Years Ended 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for Fiscal Years Ended 1999, 1998 and 1997.

Consolidated Balance Sheets at January 1, 2000 and January 2, 1999.

Consolidated Statements of Shareholders’ Equity for Fiscal Years Ended 1999, 1998 and 1997.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts and Reserves.

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

(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended January 1, 2000.

(c) Exhibits — See 14(a) 3.

(d) Financial Statement Schedule

SCHEDULE II — Valuation and Qualifying Accounts and Reserves

(Dollars in thousands)

	Balance at	Charged to				Balance at
	Beginning of	Costs and				End of
Description	Period	Expenses	Deductions			Period

Year Ended January 1, 2000

Allowances deducted from assets:

Trade receivable allowances	$2,924	$574	$1,420	(A	)	$2,078

Inventory obsolescence reserve	1,189	1,369	1,528	(B	)	1,030

Other current and long-term assets	400					400

Accounts and loss reserves included in current and long-term liabilities	5,404		1,724	(D	)	3,680

Year Ended January 2, 1999

Allowances deducted from assets:

Trade receivable allowances	$2,975	$1,000	$1,051	(A	)	$2,924

Inventory obsolescence reserve	760	1,365	936	(B	)	1,189

Other current and long-term assets	400					400

Accounts and loss reserves included in current and long-term liabilities	5,419		15	(D	)	5,404

Year Ended January 3, 1998

Allowances deducted from assets:

Trade receivable allowances	$2,895	$1,022	$942	(A	)	$2,975

Inventory obsolescence reserve	606	420	266	(B	)	760

Other current and long-term assets	2,222		1,822	(C	)	400

Accounts and loss reserves included in current and long-term liabilities	6,624		1,205	(D	)	5,419

Note A — Principally write-off of uncollectible accounts and disputed items, net of recoveries.

Note B — Principally the disposal of obsolete inventory.

Note C — Adjustment to reserves and collection of note receivable for previously sold businesses.

Note D — Principally payments on contractual obligations for previously owned businesses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March 2000.

THE LAMSON & SESSIONS CO.

By	/s/ James J. Abel

James J. Abel Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 2, 2000.

Signature	Title

/s/ John B. Schulze John B. Schulze	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ James J. Abel James J. Abel	Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Lori L. Spencer Lori L. Spencer	Vice President and Controller (Principal Accounting Officer)

/s/ James T. Bartlett* James T. Bartlett	Director

/s/ Francis H. Beam, Jr.* Francis H. Beam, Jr.	Director

/s/ Martin J. Cleary* Martin J. Cleary	Director

/s/ William H. Coquillette* William H. Coquillette	Director

/s/ John C. Dannemiller* John C. Dannemiller	Director

/s/ George R. Hill* George R. Hill	Director

/s/ A. Malachi Mixon, III* A. Malachi Mixon, III	Director

/s/ John C. Morley* John C. Morley	Director

/s/ D. Van Skilling* D. Van Skilling	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.

March 2, 2000

By	/s/ James J. Abel

James J. Abel, Attorney-in-fact

EXHIBIT INDEX

Exhibit No.

Management Contracts and Compensatory Plans required to be filed pursuant to Item 14 of Form 10-K are identified with an asterisk (*).

3(a)	Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8, (Registration No. 333-32875) filed with the Securities and Exchange Commission on August 5, 1997).

3(b)	Amended Code of Regulations of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year December 31, 1994).

4(a)	Specimen Certificate of Common Shares, without par value with Rights legend (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

4(e)	Form of Rights Certificate (incorporated by reference to Exhibit 4(oo) to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

4(g)	Rights Agreement, dated as of September 8, 1998, by and between the Company and National City Bank (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

*10(a)	1988 Incentive Equity Performance Plan (as amended as of February 26, 1998) (incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-65795) filed with the Securities and Exchange Commission on October 16, 1998).

*10(b)	Form of Three-Year Executive Change-in-Control Agreement between the Company and certain executive officers, filed herewith.

*10(c)	Form of Two-Year Executive Change-in-Control Agreement between the Company and certain executive officers, filed herewith.

*10(d)	Corporate Officers Incentive Compensation Plan (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10(e)	Form of Amended and Restated Supplemental Executive Retirement Agreement dated as of March 20, 1990 between the Company and certain of its executive officers (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 30, 1995).

*10(f)	The Company’s Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to the Company’s Registration Statement, on Form S-8 (Registration No. 333-12585) filed with the Securities and Exchange Commission on September 24, 1996).

*10(g)	Form of Indemnification Agreement between the Company and the Directors and certain officers (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10(h)	The Company’s Long-Term Incentive Plan (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 28, 1996).

10(j)	Mortgage and Security Agreement, dated October 29, 1993, between The Lamson & Sessions Co. and PFL Life Insurance Company (incorporated herein by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended January 1, 1994).

10(k)	Asset Purchase Agreement between Iochpe-Maxion Ohio, Inc. and The Lamson & Sessions Co. dated as of May 4, 1994 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated as of May 27, 1994).

10(s)	Amended and Restated Loan Agreement dated as of July 14, 1995 by and between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 1995, the “GECC Loan Agreement”).

10(t)	Amendment No. 1 dated as of October 30, 1995, to the GECC Loan Agreement (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 30, 1995).

10(u)	Amendment No. 2 and Consent dated as of November 8, 1995 to the GECC Loan Agreement (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended December 30, 1995).

10(v)	Amendment No. 3 dated as of March 31, 1996, to the GECC Loan Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 1996).

10(w)	Amendment No. 4 dated as of October 25, 1996, to the GECC Loan Agreement (incorporated by reference to Exhibit 10(w) to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 1996).

10(y)	Amendment No. 5 dated as of March 5, 1997, to the GECC Loan Agreement (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 28, 1996).

*10(z)	The Company’s Nonemployee Directors Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 033-62443) filed with the Securities and Exchange Commission on September 8, 1995).

10(aa)	Amendment No. 6 dated as of July 24, 1997 to the GECC Loan Agreement (incorporated by reference to Exhibit 10(aa) to the Company’s Quarterly Report on Form 10-Q for the period ended July 5, 1997).

10(ab)	Amendment No. 7, dated as of January 30, 1998 to the GECC Loan Agreement (incorporated by reference to Exhibit 10(ab) to the Company’s Annual Report on Form 10-K for the year ended January 3, 1998).

*10(ac)	Amendment to the 1988 Incentive Equity Performance Plan (as amended as of February 26, 1998) (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 3, 1998).

*10(ad)	Amendment to The Lamson & Sessions Co. Deferred Savings Plan (as amended February 26, 1998) (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-46953) filed with the Securities and Exchange Commission on February 26, 1998).

*10(ae)	1998 Incentive Equity Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-61911) filed with the Securities and Exchange Commission on August 20, 1998).

10(af)	Amendment No. 8, dated as of January 29, 1999, to the GECC Loan Agreement (incorporated by reference to Exhibit 10(ag) to the Company’s Annual Report on Form 10-K for the year ended January 2, 1999).

*10(ag)	Amendment to the Nonemployee Directors Stock Option Plan effective as of February 25, 1999 (incorporated by reference to Exhibit 10(ah) to the Company’s Annual Report on Form 10-K for the year ended January 2, 1999).

10(ah)	Amendment No. 9, dated as of February 7, 2000, to the GECC Loan Agreement, filed herewith.

*10(aj)	Amendment to The Lamson & Sessions Co. Nonemployee Directors Stock Option Plan (as amended and restated as of April 23, 1999) (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-93251) filed with the Securities and Exchange Commission on December 21, 1999).

*10(ak)	First Amendment to The Lamson & Sessions Co. Amended and Restated Supplemental Retirement Agreement, filed herewith.

*10(al)	Amendment No. 2 to The Lamson & Sessions Co. Nonemployee Directors Stock Option Plan, filed herewith.

*10(am)	Amendment No. 3 to The Lamson & Sessions Co. 1988 Incentive Equity Performance Plan, filed herewith.

*10(an)	Amendment No. 1 to The Lamson & Sessions Co. Long-Term Incentive Plan, filed herewith.

*10(ao)	Amendment No. 1 to The Lamson & Sessions Co. 1998 Incentive Equity Plan, filed herewith.

21	Subsidiaries of the Registrant filed herewith.

23	Consent of Independent Auditors filed herewith.

24	Powers of Attorney filed herewith.

27	Financial Data Schedule (Submitted for the SEC’s Information), filed herewith.