Form 10-Q
period 2000-04-01
LAMSON & SESSIONS CO
filed 2000-05-16
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 1, 2000
                                        -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                          Commission File Number 1-313
                                                ------

               T H E   L A M S O N   &   S E S S I O N S   C O.
               ------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               Ohio                                    34-0349210
----------------------------------------    ------------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

             25701 Science Park Drive
                  Cleveland, Ohio                           44122-7313
       --------------------------------------    -------------------------------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes _____   No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 1, 2000 the Registrant had outstanding 13,469,237 common shares.

PART I
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands, except per share data)                                   FIRST QUARTER ENDED
                                                      -------------------------------------------------------------------------
                                                               2000                                    1999
                                                      --------------------------------------    -------------------------------

NET SALES                                                            $ 80,355        100.0%                $ 67,198     100.0%
Cost of products sold                                                  59,035         73.5%                  51,746      77.0%
                                                      ------------------------                  --------------------

GROSS PROFIT                                                           21,320         26.5%                  15,452      23.0%

Operating expenses                                                     13,237         16.4%                  12,601      18.8%
                                                      ------------------------                  --------------------

OPERATING INCOME                                                        8,083         10.1%                   2,851       4.2%

Net interest expense                                                      625          0.8%                     827       1.2%
                                                      ------------------------                  --------------------

INCOME BEFORE INCOME TAXES                                              7,458          9.3%                   2,024       3.0%

Income tax provision (benefit)                                          2,760          3.5%                    (700)     -1.1%
                                                      ------------------------                  --------------------

NET INCOME                                                            $ 4,698          5.8%                 $ 2,724       4.1%
                                                      ========================                  ====================


BASIC EARNINGS PER COMMON SHARE                                        $ 0.35                                $ 0.20
                                                      ========================                  ====================

AVERAGE COMMON SHARES OUTSTANDING                                      13,459                                13,445
                                                      ========================                  ====================

DILUTED EARNINGS PER COMMON SHARE                                      $ 0.35                                $ 0.20
                                                      ========================                  ====================

DILUTED AVERAGE COMMON SHARES OUTSTANDING                              13,597                                13,459
                                                      ========================                  ====================


  See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands)                                   FIRST QUARTER                       FIRST QUARTER
                                                             ENDED            YEAR END           ENDED
                                                    ------------------------------------------------------
                                                             2000              1999              1999
                                                    ------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                               $   2,371         $   2,724         $     703
   Accounts receivable                                        44,746            40,676            40,237
   Inventories:
     Finished goods and work-in-process                       44,592            36,778            38,968
     Raw materials                                             4,937             5,783             4,625
                                                           ---------         ---------         ---------
                                                              49,529            42,561            43,593
   Deferred tax assets                                         9,000             4,963             6,057
   Prepaid expenses and other                                  3,166             3,780             2,616
                                                           ---------         ---------         ---------
                               TOTAL CURRENT ASSETS          108,812            94,704            93,206

PENSION ASSETS                                                19,673            19,046            15,748

DEFERRED TAX ASSETS                                            9,570            15,787             6,393

OTHER ASSETS                                                   5,673             5,689             5,222

PROPERTY, PLANT AND EQUIPMENT
   Land                                                        3,588             3,588             3,588
   Buildings                                                  22,323            22,251            21,626
   Machinery and equipment                                    94,443            92,893            90,351
                                                           ---------         ---------         ---------
                                                             120,354           118,732           115,565
   Less allowances for depreciation and amortization          72,868            70,639            64,668
                                                           ---------         ---------         ---------
TOTAL NET PROPERTY, PLANT, AND EQUIPMENT                      47,486            48,093            50,897
                                                           ---------         ---------         ---------
                                       TOTAL ASSETS        $ 191,214         $ 183,319         $ 171,466
                                                           =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                        $  34,606         $  28,237         $  24,993
   Accrued compensation and benefits                           7,865             9,184             7,272
   Other accrued expenses                                     10,775            11,269            11,685
   Taxes                                                       4,489             3,645             3,586
   Current maturities of long-term debt                        3,888             3,888             3,886
                                                           ---------         ---------         ---------
                          TOTAL CURRENT LIABILITIES           61,623            56,223            51,422

LONG-TERM DEBT                                                35,033            36,919            44,843

POST-RETIREMENT BENEFITS AND OTHER
   LONG-TERM LIABILITIES                                      26,554            26,808            28,357

SHAREHOLDERS' EQUITY
   Common shares                                               1,347             1,345             1,344
   Other capital                                              73,693            73,616            73,574
   Retained earnings (deficit)                                (6,514)          (11,212)          (27,276)
   Accumulated other comprehensive income (loss)                (522)             (380)             (798)
                                                           ---------         ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                    68,004            63,369            46,844
                                                           ---------         ---------         ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 191,214         $ 183,319         $ 171,466
                                                           =========         =========         =========


See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                            FIRST QUARTER ENDED
                                                                                  --------------------------------------
                                                                                        2000                1999
                                                                                  ------------------  ------------------
OPERATING ACTIVITIES
   Net income                                                                               $ 4,698             $ 2,724
   Adjustments to reconcile net income to cash provided (used)
   by operating activities:
      Depreciation and amortization                                                           2,465               2,507
      Deferred income taxes                                                                   2,180                (700)
      Net change in working capital accounts:
         Accounts receivable                                                                 (4,070)             (5,157)
         Inventories                                                                         (6,968)             (4,431)
         Prepaid expenses and other                                                             614                (877)
         Accounts payble, accrued expenses and other current liabilities                      5,400               4,106
     Other long-term items                                                                     (934)               (911)
                                                                                  ------------------  ------------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                  3,385              (2,739)

INVESTING ACTIVITIES
   Net additions to property, plant and equipment                                            (1,891)             (2,569)
                                                                                  ------------------  ------------------
CASH USED IN INVESTING ACTIVITIES                                                            (1,891)             (2,569)

FINANCING ACTIVITIES
   Net (payments) borrowings under secured credit agreement                                  (1,750)              4,190
   Net change in long-term borrowings and capital lease obligations                            (136)               (116)
   Exercise of stock options                                                                     39                   -
                                                                                  ------------------  ------------------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                                 (1,847)              4,074
                                                                                  ------------------  ------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                          (353)             (1,234)
Cash and cash equivalents at beginning of year                                                2,724               1,937
                                                                                  ------------------  ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 2,371               $ 703
                                                                                  ==================  ==================



See Notes to Consolidated Financial Statements (Unaudited)

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals and changes in accounting estimates, that are considered necessary for a fair presentation of the results of operations have been included. Certain 1999 amounts have been reclassified to conform with 2000 classifications.

NOTE B - INCOME TAXES
The difference in the first quarter of 1999 between the income tax provision and the applicable statutory tax rate is due to changes in the valuation allowance related to the tax benefits arising from prior year net operating loss carryforwards.

Effective in the fourth quarter of 1999 the Company recognized the full benefit of its federal net operating loss carryforwards (i.e. by reducing a substantial portion of its valuation allowance on its deferred tax assets).

The first quarter 2000 income tax provision was calculated based on management's current estimate of the effective tax rate for the year. As a result, the 2000 annual effective tax rate of 37% reflects the Company's estimated statutory federal and state tax rate, which principally is a non-cash charge.

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

LAMSON HOME PRODUCTS - CONSUMER: The major customers served are home centers and mass merchandisers for the DIY home repair market. The products included in this segment are outlet boxes, weatherproof products, specialty flexible conduit and electrical fittings. In addition, this segment supplies its market with products such as lighting controls, wireless door chimes, motion sensors and home security systems.

PVC PIPE: This business segment supplies electrical, power and communications conduit to the electrical distribution, retail, power utility and telecommunications markets. In addition, it provides engineered sewer products to various municipalities and private contractors for drainage systems, sewer construction and rehabilitation. Principal products utilized by the waste water market include closed profile engineered sewer pipe for new sewer construction and existing sewer line rehabilitation. The products range in diameter from 21 inches to 54 inches for sewer products and 1/2 inch to 6 inches for electrical and telecommunications conduit.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands)                                                        FIRST QUARTER
                                                              ---------------------------------------------
                                                                      2000                   1999
                                                              ---------------------- ----------------------
NET SALES
Carlon                                                                     $ 30,369               $ 27,242
Lamson Home Products                                                         14,980                 13,387
PVC Pipe                                                                     35,006                 26,569
                                                              ---------------------- ----------------------
                                                                           $ 80,355               $ 67,198
                                                              ====================== ======================

OPERATING INCOME (LOSS)
Carlon                                                                      $ 3,316                $ 2,740
Lamson Home Products                                                            194                    280
PVC Pipe                                                                      6,406                  2,192
Corporate Office (includes costs associated with the
consolidation of distribution operations in 1999)                            (1,833)                (2,361)
                                                              ---------------------- ----------------------
                                                                            $ 8,083                $ 2,851
                                                              ====================== ======================

DEPRECIATION AND AMORTIZATION
Carlon                                                                        $ 849                  $ 893
Lamson Home Products                                                            678                    678
PVC Pipe                                                                        938                    936
                                                              ---------------------- ----------------------
                                                                            $ 2,465                $ 2,507
                                                              ====================== ======================

Total assets by business segment at April 1, 2000 and January 1, 2000.

                                                                  APRIL 1, 2000         JANUARY 1, 2000
                                                              ---------------------- ----------------------
IDENTIFIABLE ASSETS
Carlon                                                                     $ 52,682               $ 52,326
Lamson Home Products                                                         31,696                 30,658
PVC Pipe                                                                     60,355                 51,393
Corporate Office (includes deferred tax and
pension assets)                                                              46,481                 48,942
                                                              ---------------------- ----------------------
                                                                          $ 191,214              $ 183,319
                                                              ====================== ======================

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME
The components of comprehensive income (loss) for the first quarter of 2000 and 1999 are as follows:


(Dollars in thousands)                                        FIRST QUARTER ENDED
                                                       APRIL 1, 2000       APRIL 2, 1999
                                                     ------------------  ------------------
Net income                                                     $ 4,698             $ 2,724
Foreign currency translation adjustments                          (142)                (11)
                                                     ------------------  ------------------

Comprehensive income                                           $ 4,556             $ 2,713
                                                     ==================  ==================

The components of accumulated comprehensive loss, at April 1, 2000 and January 1, 2000, are as follows:


(Dollars in thousands)
                                                       APRIL 1, 2000          JANUARY 1, 2000
                                                     ------------------     ---------------------
Foreign currency translation adjustments                        $ (465)                   $ (323)
Minimum pension liability adjustments                              (57)                      (57)
                                                     ------------------     ---------------------
Accumulated other comprehensive loss                            $ (522)                   $ (380)
                                                     ==================     =====================

NOTE E - EARNINGS PER SHARE CALCULATION
The following table sets forth the computation of basic and diluted earnings per share:


(In thousands, except per share amounts)                                         FIRST QUARTER ENDED
                                                                         ------------------------------------
                                                                               2000               1999
                                                                         ------------------------------------
BASIC EARNINGS-PER-SHARE COMPUTATION
Net Income                                                                        $ 4,698            $ 2,724
                                                                         =================  =================

Average Common Shares Oustanding                                                   13,459             13,445
                                                                         =================  =================

Basic Earnings Per Share                                                           $ 0.35             $ 0.20
                                                                         =================  =================

DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income                                                                        $ 4,698            $ 2,724
                                                                         =================  =================

Basic Shares Oustanding                                                            13,459             13,445

Stock Options Calculated Under the Treasury Stock Method                              138                 14
                                                                         -----------------  -----------------

Total Shares                                                                       13,597             13,459

Diluted Earnings Per Share                                                         $ 0.35             $ 0.20
                                                                         =================  =================

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the quarter increased nearly 20% compared with the prior year first quarter. All segments participated in this top-line growth. Carlon sales improved 11.5% as the business unit's growth in inside premise and outside plant telecommunications products remained strong. Carlon also benefited from higher electrical product sales, which included a modest price increase. Higher sales volumes in Lamson Home Products resulted in increased market share and sales growth over the prior year quarter of approximately 12%. During the quarter the business unit added several product categories at Lowes, added Sears as a new customer and benefited from the continued robust home improvement market. The PVC Pipe Business posted exceptional results in the first quarter 2000 with sales increasing nearly 32% over the prior year quarter. This was driven by an increase in pipe prices of over 50% from the prior year quarter due to strong demand and increasing raw material costs. Total pipe pounds sold declined by 13% in the quarter compared to the abnormally high first quarter of 1999. However, the telecommunication duct portion of the business experienced a volume increase of nearly 10%, which improved the product mix considerably.

Gross profit as a percentage of net sales improved 15%, from 23% in the first quarter 1999, to 26.5% in the current quarter. The strong performance was attributable to a favorable mix of new telecommunications products in both Carlon and the PVC Pipe segments, logistic cost efficiencies achieved from the consolidation of our distribution operations and a strong demand for PVC pipe which allowed favorable selling prices to offset raw material cost increases.

Operating income was over $8 million, or 10.1% of net sales in the first quarter of 2000, compared to $2.9 million or 4.2% of net sales in the prior year first quarter. Operating expenses as a percentage of net sales dropped from 18.8% in 1999 to 16.5% in the current quarter. Our investment in the Company's information technology infrastructure and human resource development has kept operating expense, a large portion of which is commissions, growing at only 5% despite much higher sales growth.

Net interest expense is comparable to the prior year as average debt levels were lower and interest rates higher. In addition, the Company received $200,000 during the quarter in interest from a state tax refund.

An income tax provision of $2.8 million or 37% was recorded in the current quarter versus a credit of $700,000 in the prior year quarter. See Footnote B to the Consolidated Financial Statements. If the 37% estimated tax rate had been applied (on a proforma basis) to the first quarter of 1999, net income would have been reduced to $1.3 million or $0.09 per diluted share compared with $0.35 per diluted share in the current quarter.

The Company's Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) rose to $10.5 million in the current quarter, nearly double last year's first quarter of $5.4 million.

FINANCIAL CONDITION
During the quarter, working capital increased by $8.7 million to $47.2 million and was higher than last year's first quarter by $5.4 million. The Company also experienced $3.4 million in favorable cash flow from operating activities in this first quarter versus a cash outflow of $2.7 million in 1999's first quarter. The strong quarterly operating results offset seasonal net increases in accounts receivable, inventories and accounts payable.

Accounts receivable increased $4.1 million compared with year-end levels due to higher sales in the current quarter. Although receivables were higher by $4.5 million compared with the prior year first quarter, days sales outstanding improved from 50 days in 1999 to 48 days in 2000. Inventory increased $7 million and $5.9 million from year-end and the prior year first quarter, respectively. This reflects the buildup of inventory heading into the construction season and higher raw material costs compared with the prior year. Accounts payable are higher by $6.4 million from year-end and $9.6 million more than the prior year first quarter. This increase is attributable to the funding of the inventory build.

The Company invested $1.9 million in property, plant and equipment. The primary capital expenditures were for PVC and Polyethylene extrusion line capacity expansions and web-based customer service system developments. The Company anticipates spending $10 to $12 million on additional manufacturing capacity, productivity improvements and e-commerce related investments during 2000.

The Company paid down $1.9 million in borrowings during the first quarter of 2000 compared with an increase in net borrowings by over $4 million during the first quarter of 1999.

The Company has up to $14 million in availability under the revolver portion of its secured credit agreement at the end of the first quarter and believes it has sufficient credit available to support the operating needs of the business and fund capital projects. The Company is pursuing a refinancing of its debt to increase its borrowing capacity and to provide financing for potential acquisitions.

OUTLOOK
The following paragraphs contain forward-looking comments. These comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

The demand for the Company's products follows new home sales and housing start construction indexes, telecom market construction, consumer confidence and consumer spending in the DIY retail market, all of which is expected to be fairly stable in 2000.

The Company expects to continue top-line growth in all three business segments over the next several quarters provided that interest rate increases only serve to slow the growth rate in the general economy and not to stagnate it.

In particular, PVC pipe demand is projected to continue its steady growth while PVC resin supply is expected to be tight for the foreseeable future as the only announced new PVC resin supply increase is scheduled for 2001. The Company has negotiated raw material supply agreements that will be in place for the next several years to help to ensure adequate supply of raw material during this period. These market conditions should support continued favorable trends in selling prices.

Finally, we believe that the telecommunications market forecasts which suggest that infrastructure spending will grow by 10-15% annually for at least the next five years are reasonable. The Carlon business unit is poised to serve this market with its engineered cable management products and the Company continues to concentrate on acquisition opportunities and capacity expansion efforts to add to our telecommunications product offerings.

The only cautionary item on the near term horizon relates to the Lamson Home Products unit. In an effort to pass on extraordinary raw material cost increases management has implemented price increases with all retail customers which has triggered a product line review by Home Depot during the third quarter.

The above statements contain expectations that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors such as (i) the volatility of polyvinyl chloride resin pricing, (ii) changes in the pattern of construction spending in both the new construction and repair and rehabilitation markets, (iii) changes in the number and distribution of housing starts, (iv) fluctuations in the interest rate affecting housing starts, (v) the ability of the Company to pass through raw material cost increases to its customers and (vi) a reversal in the country's general pattern of economic stability affecting the markets for the Company's products.

PART II
ITEM 1. - LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The court declined to increase the damages with respect to the willfulness finding. The Company is pursuing a vigorous appeal and believes it has meritorious positions that will substantially reduce or eliminate the jury award. If, however, the appeal process is not successful, the final resolution of the matter could have a material adverse affect on the Company's financial position, cash flows and results of operations. It is the Company's understanding that the appeal process may require a one-to-two year period.

The Company has filed suit to recover damages related to the termination of the agreement to sell its PVC Pipe business. It is premature to estimate the timing for a resolution of this suit.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company's financial position, cash flows and results of operations.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         27  Financial Data Schedule

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended April 1, 2000.

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



                            THE LAMSON & SESSIONS CO.
                            -------------------------
                                  (Registrant)



DATE: May 16, 2000                      By /s/ James J. Abel
                                          -------------------------------------

                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer