Form 10-Q
period 2000-07-01
LAMSON & SESSIONS CO
filed 2000-08-15
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 1, 2000
                                        ------------

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                          Commission File Number 1-313
                                                 ------

                T H E   L A M S O N   &   S E S S I O N S   C O.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                            Ohio                                        34-0349210
         --------------------------------------------    ------------------------------------------
               (State or other jurisdiction of               (IRS Employer Identification No.)
               incorporation or organization)

                  25701 Science Park Drive
                       Cleveland, Ohio                                  44122-7313
         --------------------------------------------    ------------------------------------------
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
Yes    X     No
    -------     -------

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes          No
                          -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 1, 2000 the Registrant had outstanding 13,500,987 common shares.

PART I
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands, except per share data)

                                                     SECOND QUARTER ENDED                      FIRST HALF ENDED
                                            -------------------------------------   ---------------------------------------
                                              2000               1999                  2000                1999
                                            ----------        -----------           ------------        ------------

NET SALES                                    $ 91,284  100.0%   $ 74,482  100.0%      $ 171,639  100.0%   $ 141,680  100.0%
Cost of products sold                          64,376   70.5%     60,352   81.0%        123,411   71.9%     112,098   79.1%
                                            ----------        -----------           ------------        ------------

GROSS PROFIT                                   26,908   29.5%     14,130   19.0%         48,228   28.1%      29,582   20.9%
Operating expenses                             15,462   17.0%     12,116   16.3%         28,699   16.7%      24,717   17.5%
                                            ----------        -----------           ------------        ------------

OPERATING INCOME                               11,446   12.5%      2,014    2.7%         19,529   11.4%       4,865    3.4%
Net interest expense                              921    1.0%        927    1.2%          1,546    0.9%       1,754    1.2%
                                            ----------        -----------           ------------        ------------

INCOME BEFORE INCOME TAXES                     10,525   11.5%      1,087    1.5%         17,983   10.5%       3,111    2.2%
Income tax provision (benefit)                  3,394    3.7%       (700)  -0.9%          6,154    3.6%      (1,400)  -1.0%
                                            ----------        -----------           ------------        ------------

NET INCOME                                    $ 7,131    7.8%    $ 1,787    2.4%       $ 11,829    6.9%     $ 4,511    3.2%
                                            ==========        ===========           ============        ============

BASIC EARNINGS PER COMMON SHARE                $ 0.53             $ 0.13                 $ 0.88              $ 0.34
                                            ==========        ===========           ============        ============

AVERAGE COMMON SHARES OUTSTANDING              13,490             13,445                 13,474              13,445
                                            ==========        ===========           ============        ============

DILUTED EARNINGS PER COMMON SHARE              $ 0.52             $ 0.13                 $ 0.86              $ 0.33
                                            ==========        ===========           ============        ============

DILUTED AVERAGE COMMON SHARES
  OUTSTANDING                                  13,811             13,516                 13,704              13,488
                                            ==========        ===========           ============        ============


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                           SECOND QUARTER                           SECOND QUARTER
                                                                ENDED             YEAR END              ENDED
                                                             ---------------------------------------------------
                                                                2000                1999                1999
                                                             ---------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                  $   5,180           $   2,724           $     587
   Accounts receivable, net                                      51,517              40,676              44,197
   Inventories, net
     Finished goods and work-in-process                          50,621              36,778              34,780
     Raw materials                                                4,865               5,783               4,743
                                                              ---------           ---------           ---------
                                                                 55,486              42,561              39,523
   Deferred tax assets                                           12,508               4,963               6,381
   Prepaid expenses and other                                     3,141               3,780               3,117
                                                              ---------           ---------           ---------
       TOTAL CURRENT ASSETS                                     127,832              94,704              93,805
PENSION ASSETS                                                   20,300              19,046              17,244
DEFERRED TAX ASSETS                                               4,000              15,787               6,769
OTHER ASSETS                                                      5,259               5,689               5,539

PROPERTY, PLANT AND EQUIPMENT
   Land                                                           3,588               3,588               3,588
   Buildings                                                     22,323              22,251              21,920
   Machinery and equipment                                       95,398              92,893              91,888
                                                              ---------           ---------           ---------
                                                                121,309             118,732             117,396
   Less allowances for depreciation and amortization             73,271              70,639              66,749
                                                              ---------           ---------           ---------
TOTAL NET PROPERTY, PLANT, AND EQUIPMENT                         48,038              48,093              50,647
                                                              ---------           ---------           ---------
       TOTAL ASSETS                                           $ 205,429           $ 183,319           $ 174,004
                                                              =========           =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                           $  35,254           $  28,237           $  23,968
   Accrued compensation and benefits                              8,386               9,184               7,541
   Other accrued expenses                                        17,230              11,269              14,564
   Taxes                                                          5,495               3,645               3,537
   Current maturities of long-term debt                           3,938               3,888               3,874
                                                              ---------           ---------           ---------
       TOTAL CURRENT LIABILITIES                                 70,303              56,223              53,484

LONG-TERM DEBT                                                   35,150              36,919              45,906

POST-RETIREMENT BENEFITS AND OTHER
   LONG-TERM LIABILITIES                                         24,657              26,808              25,970

SHAREHOLDERS' EQUITY
   Common shares                                                  1,350               1,345               1,344
   Other capital                                                 73,904              73,616              73,574
   Retained earnings (deficit)                                      617             (11,212)            (25,489)
   Accumulated other comprehensive income (loss)                   (552)               (380)               (785)
                                                              ---------           ---------           ---------
TOTAL SHAREHOLDERS' EQUITY                                       75,319              63,369              48,644
                                                              ---------           ---------           ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 205,429           $ 183,319           $ 174,004
                                                              =========           =========           =========




See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                                FIRST HALF ENDED
                                                                                         --------------------------------
                                                                                              2000             1999
                                                                                         ---------------  ---------------

OPERATING ACTIVITIES
   Net income                                                                            $       11,829   $        4,511
   Adjustments to reconcile net income to cash provided (used)
   by operating activities:
      Depreciation and amortization                                                               4,859            4,926
      Deferred income taxes                                                                       4,242           (1,400)
      Loss on retirement of assets                                                                    -              110
      Net change in working capital accounts:
        Accounts receivable                                                                     (10,841)          (9,117)
        Inventories                                                                             (12,925)            (361)
        Prepaid expenses and other                                                                  639           (1,378)
        Accounts payable, accrued expenses and other current liabilities                         14,070            6,180
      Other long-term items                                                                      (3,381)          (5,197)
                                                                                         ---------------  ---------------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                      8,492           (1,726)

INVESTING ACTIVITIES
   Net additions to property, plant and equipment                                                (4,570)          (4,749)
                                                                                         ---------------  ---------------
CASH USED BY INVESTING ACTIVITIES                                                                (4,570)          (4,749)

FINANCING ACTIVITIES
   Net (payments) borrowings under secured credit agreement                                      (1,500)           5,329
   Net changes in long-term borrowings and capital lease obligations                               (219)            (204)
   Exercise of stock options                                                                        253                -
                                                                                         ---------------  ---------------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                                     (1,466)           5,125

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  2,456           (1,350)
Cash and cash equivalents at beginning of year                                                    2,724            1,937
                                                                                         ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $        5,180   $          587
                                                                                         ===============  ===============


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

NOTE B - INCOME TAXES

The difference in the second quarter of 1999 between the income tax provision and the applicable statutory tax rate is due to changes in the valuation allowance related to the tax benefits arising from prior year federal net operating loss carryforwards.

Effective in the fourth quarter of 1999, the Company recognized the full benefit of its federal net operating loss carryforwards (i.e. by reducing a substantial portion of its valuation allowance on its deferred tax assets).

The second quarter 2000 income tax provision was calculated based on management's current estimate of the effective tax rate for the year. As a result, the 2000 annual effective tax rate of 34% reflects the Company's estimated statutory federal and state tax rate, which principally is a non-cash charge. In the second quarter of 2000, the Company reduced its valuation allowance on its deferred tax assets by $500,000 as a result of anticipated utilization of state net operating losses and tax credits.

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

LAMSON HOME PRODUCTS - CONSUMER: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home repair market. The products included in this segment are outlet boxes, liquidtight conduit and electrical fittings. In addition, this segment supplies its market with products such as light dimmers, fan speed controls, touch controls, wireless door chimes, motion sensors and home security systems.

PVC PIPE: This business segment supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. In addition, it provides engineered sewer products to various municipalities and private contractors for drainage systems in new construction and rehabilitation markets. Principal products utilized by the waste water market include closed profile engineered sewer pipe for new sewer construction and existing sewer line rehabilitation. The products range in diameter from 4 inches to 54 inches for sewer products and 1/2 inch to 6 inches for electrical and telecommunications conduit.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                            SECOND QUARTER ENDED                     FIRST HALF ENDED
                                       -----------------------------           -----------------------------
                                          2000                1999                2000                1999
                                       ---------           ---------           ---------           ---------

NET SALES
Carlon                                 $  34,465           $  31,977           $  64,834           $  59,219
Lamson Home Products                      15,915              12,397              30,895              25,784
PVC Pipe                                  40,904              30,108              75,910              56,677
                                       ---------           ---------           ---------           ---------
                                       $  91,284           $  74,482           $ 171,639           $ 141,680
                                       =========           =========           =========           =========

OPERATING INCOME (LOSS)
Carlon                                 $   6,847           $   5,179           $  10,163           $   7,919
Lamson Home Products                         725                 617                 919                 898
PVC Pipe                                   8,534                (684)             14,940               1,509
Corporate Office                          (4,660)             (3,098)             (6,493)             (5,461)
                                       ---------           ---------           ---------           ---------
                                       $  11,446           $   2,014           $  19,529           $   4,865
                                       =========           =========           =========           =========

DEPRECIATION AND AMORTIZATION
Carlon                                 $     806           $     870           $   1,655           $   1,764
Lamson Home Products                         639                 659               1,317               1,337
PVC Pipe                                     949                 890               1,887               1,825
                                       ---------           ---------           ---------           ---------
                                       $   2,394           $   2,419           $   4,859           $   4,926
                                       =========           =========           =========           =========

Total Assets By Business Segment at July 1, 2000, January 1, 2000 and July 3, 1999 are as follows:

                                           JULY 1,           JANUARY 1,         JULY 3,
                                            2000              2000              1999
                                          --------          --------          --------
IDENTIFIABLE ASSETS
Carlon                                    $ 54,308          $ 52,326          $ 55,181
Lamson Home Products                        34,198            30,658            32,766
PVC Pipe                                    69,427            51,393            49,571
Corporate Office (includes
deferred tax and pension assets)            47,496            48,942            36,486
                                          --------          --------          --------
                                          $205,429          $183,319          $174,004
                                          ========          ========          ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income (loss) for the second quarter and first half of 2000 and 1999 are as follows:

(Dollars in thousands)

                                                     SECOND QUARTER ENDED                  FIRST HALF ENDED
                                                -------------------------------     -------------------------------
                                                   JULY 1,          JULY 3,            JULY 1,         JULY 3,
                                                     2000            1999                2000            1999
                                                ---------------  --------------     --------------- ---------------

Net income                                      $        7,131   $     $ 1,787            $ 11,829         $ 4,511
Foreign currency translation adjustments                   (30)             13                (172)              2
                                                ---------------  --------------     --------------- ---------------

Comprehensive income                            $        7,101   $     $ 1,800            $ 11,657         $ 4,513
                                                ===============  ==============     =============== ===============


The components of accumulated other comprehensive loss, at July 1, 2000, January 1, 2000 and July 3, 1999 are as follows:

(Dollars in thousands)

                                                        JULY 1,          JANUARY 1,         JULY 3,
                                                          2000              2000              1999
                                                  ----------------- ----------------- -----------------

Foreign currency translation adjustments           $           (495) $         $ (323) $           (349)
Minimum pension liability adjustments                           (57)              (57)             (436)
                                                   ----------------- ----------------- -----------------

Accumulated other comprehensive loss               $           (552) $         $ (380) $           (785)
                                                   ================= ================= =================

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - EARNINGS PER SHARE CALCULATION

The following table sets for the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)

                                                                SECOND QUARTER ENDED                 FIRST HALF ENDED
                                                        -------------------------------    -------------------------------
                                                            2000             1999               2000            1999
                                                        --------------  ---------------    ---------------  --------------

BASIC EARNINGS-PER-SHARE COMPUTATION
------------------------------------
 Net Income                                             $       7,131   $        1,787     $       11,829   $       4,511
                                                        ==============  ===============    ===============  ==============

 Average Common Shares Outstanding                             13,490           13,445             13,474          13,445
                                                        ==============  ===============    ===============  ==============

Basic Earnings Per Share                                $        0.53   $         0.13     $         0.88   $        0.34
                                                        ==============  ===============    ===============  ==============

DILUTED EARNINGS-PER-SHARE COMPUTATION
--------------------------------------
 Net Income                                             $       7,131   $        1,787     $       11,829   $       4,511
                                                        ==============  ===============    ===============  ==============

 Basic Shares Outstanding                                      13,490           13,445             13,474          13,445

 Stock Options calculated under
     the Treasury Stock Method                                    321               71                230              43
                                                        --------------  ---------------    ---------------  --------------

Total Shares                                                   13,811           13,516             13,704          13,488
                                                        ==============  ===============    ===============  ==============

Diluted Earnings Per Share                              $        0.52   $         0.13     $         0.86   $        0.33
                                                        ==============  ===============    ===============  ==============


NOTE F - SUBSEQUENT EVENT

On August 8, 2000 the Company signed a new secured revolving credit agreement with a consortium of nine banks. This credit facility replaced the current secured credit agreement scheduled to expire June 30, 2001. The new $125 million agreement is a five-year facility and includes restrictive covenants for net worth and leverage ratios. Upfront fees under this agreement will be amortized as interest expense over the term of the credit facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

Net sales during the second quarter 2000 rose 22.6% compared with the second quarter of 1999. All business segments experienced increases with the PVC Pipe business leading the way with a 35.9% growth rate. This was primarily due to higher PVC Pipe pricing than 1999, driven by higher polyvinylchloride (PVC) resin cost increases. Demand for electrical and, in particular, telecommunications duct remained strong. Lamson Home Products had robust quarterly growth over last year of 28.4%, reflecting increased market share from key customer additions this year. Finally, Carlon continued its steady growth of 7.8% compared with the prior year's quarter as a result of higher selling prices and strong demand in the telecom infrastructure market.

For the first half of 2000, sales increased by almost $30 million or 21.1% from the first half of 1999. Consistent with the second quarter, PVC Pipe experienced the highest growth at 33.9%, followed by Lamson Home Products with 19.8%, and Carlon with 9.5%. On average, PVC Pipe selling prices have increased over 80.0% from the first half of 1999 while volume is down over 25.0% as some of the capacity is being used to support more highly engineered telecom products in Carlon and fabricated electrical products in both Carlon and Lamson Home Products.

Gross margin percentage in the second quarter 2000 improved by 55.0% to 29.5% compared with 19.0% in the same period of 1999. Gross margin percentage increased from 20.9% to 28.1%, or a 34.0% improvement in the first half of 2000 compared with 1999 results. In the second quarter of 1999 the Company recorded $1.6 million ($2.1 million for the first half of 1999) in restructuring costs from the consolidation of the Company's distribution centers. The return on this investment is being realized in 2000 as the Company is incurring lower distribution and freight costs per unit shipped. In addition, growth in molded and fabricated electrical products and new telecommunications products have fueled a better product mix and, consequently, higher gross margin. Finally, price increases implemented during the first quarter of 2000, particularly in the Carlon and PVC Pipe businesses, were maintained in the second quarter in order to offset raw material cost increases.

Operating income for the second quarter was $11.4 million (12.5% of sales) and represented in excess of a 450% improvement over the $2.0 million (2.7% of sales) reported for last year's second quarter. There has also been a dramatic improvement from $4.9 million, or a 3.4% operating margin in the first half of 1999 to $19.5 million, or 11.4% operating margin in the first half of 2000. Despite increased sales commissions, legal expenses and professional fees incurred during the second quarter of 2000, operating expenses, as a percentage of sales, dropped to 16.7% from 17.5% in the first half of 2000 compared with the same period in 1999, and were only up slightly at 17.0% of sales during the second quarter of 2000 compared with 1999.

Lower debt levels offset slightly higher interest rates (7.8% in second quarter 2000 versus 7.3% in second quarter 1999) resulting in similar period-to-period interest expense.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $13.8 million for the second quarter of 2000, and $24.4 million for the first half of 2000 compared with $4.4 million and $9.8 million for the respective periods in 1999.

FINANCIAL CONDITION
-------------------

Working capital continued to increase during the quarter reaching $57.5 million, which is $10.3 million higher than the first quarter of 2000 and $17.2 million higher than mid year 1999. Even given this working capital increase, the Company generated $8.5 million of cash flow from operating activities in the first half of 2000 compared with a cash outflow of $1.7 million during the first half of 1999. Strong net income offset increases in net working capital.

The higher sales levels in the current quarter resulted in $51.5 million in accounts receivable at the end of the current quarter. This is an increase of $7.3 million, or 16.6% over the same period of the prior year and $6.8 million, or 15.1% over the current year first quarter. Days sales outstanding continue to be at around 48 days this quarter, which is consistent with first quarter and 4% better than the prior year.

Inventory is higher by $6 million than the first quarter of 2000 reflecting the normal build that takes place to ensure adequate supply during the summer building season. The increase in inventory compared with the second quarter of 1999 is $16 million, or about 40%. This reflects higher raw material costs in the current year and increased PVC Pipe inventory. At this time in 1999 the Company was beginning to realize the effects of a shortage of PVC pipe grade resin as a major supplier was impacted by tornado damage and material supply in the overall market was tight. Accounts payable have increased by $11.3 million over the second quarter of 1999 partially offsetting the cash outflow effect of this inventory build.

Strong operating results and resulting cash flow have reduced the Company's long-term debt-to-equity ratio to 46.7%, a historical low.

The Company invested $4.6 million in property, plant and equipment during the first half of 2000. The primary capital expenditures continue to be PVC and Polyethylene extrusion line capacity expansions and quality enhancements as well as web-based customer service system developments. The Company anticipates spending approximately $12 million on manufacturing capacity, productivity improvements and e-commerce related investments in 2000.

The Company paid down $1.7 million in borrowings during the first half of 2000 which compares favorably with an increase in net borrowings of $5.1 million during the first half of 1999, despite the significant increases in working capital described above.

The Company has refinanced its credit facility which resulted in increasing its total borrowing capacity to $125 million. The new secured credit agreement will provide financing for general corporate purposes, capital expenditures and for potential acquisitions.

OUTLOOK
-------

The following paragraphs contain forward-looking comments. These comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

The demand for the Company's products follows new housing starts and several national indexes, depending on their market concentration, including telecom market construction, consumer confidence and consumer spending, all of which have been fairly stable in the first half of 2000. With the most recent interest rate increases there has been some slowing in the new home sales, however other economic indicators while moderating, remain positive.

The Company expects to realize top-line growth in all three business segments over the second half of the year although it will be at a lower growth rate than the first half. This confidence is based on the assumption that the impact of recent interest rate increases will only serve to moderate general economic demand and that of the primary markets which we serve.

The PVC Pipe demand is projected to be strong especially in the telecommunications market. While PVC resin supply has been tight, we believe that demand will moderate in response to higher interest rates and the addition of new capacity which may enter the market later this year. Accordingly, resin costs and selling prices are expected to level out through the third quarter and may decline somewhat later in the year.

As mentioned in the first quarter Form 10-Q, the Lamson Home Products business unit had a line review with its most significant customer in July. Based on the results the Company believes that approximately $1 million of sales was lost on an annual basis. It is expected that the new customers recently obtained will absorb this volume at a more profitable level; and although sales growth may be slowed in the second half, the earnings impact should be positive.

The telecom infrastructure market continues to show signs of strength with the announcement of new fiber optic cable installation projects being announced for bid by some of the major providers. The Company continues to believe the market research that predicts 10-15% growth in infrastructure spending for at least the next five years. The Carlon business unit and to some degree the PVC Pipe business seek to capitalize on this growth opportunity with new engineered cable management products and production capacity expansions. This market is also the primary focus of the Company's acquisition efforts.

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

PART II
-------
ITEM 1 - LEGAL PROCEEDINGS
--------------------------

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The court declined to increase the damages with respect to the willfulness finding. The Company is pursing a vigorous appeal and believes it has meritorious positions that will substantially reduce or eliminate the jury award. If, however, the appeal process is not successful, the final resolution of the matter could have a material adverse affect on the Company's financial position, cash flows and results of operations. It is the Company's understanding that the appeal process may require a one-to-two year period.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On April 28, 2000, the Company held its Annual Meeting of Shareholders. At the meeting, 12,453,170 Common Shares (92.57% of the Common Shares outstanding) were voted. An amendment to The Lamson & Sessions Co. 1998 Incentive Equity Plan was approved by a vote of 10,946,661 shares For, 1,470,392 shares Against, and 36,116 shares Abstained. The following directors were elected to Class II and received the votes indicated next to their names.

                                                               WITHHELD
          CLASS II                        FOR                  AUTHORITY
-----------------------------       ----------------        ----------------
John C. Dannemiller                   12,252,385                200,785
George R. Hill                        12,255,485                197,685
D. Van Skilling                       12,243,785                209,385


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

                         (a)      Exhibits

                           10(a) Credit Agreement, dated as of August 8, 2000, among the Lamson & Sessions Co., the guarantors from time to time parties thereto, the lenders from time to time parties thereto, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Harris Trust and Savings Bank, as Administrative Agent.

                           27       Financial Data Schedule

                         (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended July 1, 2000.

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




                            THE LAMSON & SESSIONS CO.
                            -------------------------
                                  (Registrant)




DATE: August 15, 2000               By /s/ James J.Abel
                                       -----------------------------------------
                                       Executive Vice President, Secretary,
                                       Treasurer and Chief Financial Officer

                    FOR FURTHER INFORMATION, PLEASE CONTACT:

                                  JAMES J. ABEL
                      EXECUTIVE VICE PRESIDENT, SECRETARY,
                      TREASURER AND CHIEF FINANCIAL OFFICER
                            THE LAMSON & SESSIONS CO.
                                 (216) 766-6557