Form 10-Q
period 2000-09-30
LAMSON & SESSIONS CO
filed 2000-11-14
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000
                                        ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                          Commission File Number 1-313
                                                 ------

                   T H E  L A M S O N  &  S E S S I O N S  C O.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                        34-0349210
--------------------------------------    --------------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

     25701 Science Park Drive
         Cleveland, Ohio                                44122-7313
--------------------------------------    --------------------------------------
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

Yes   X      No

    -------     -------

                       APPLICABLE ONLY TO ISSUERS INVOLVED

                        IN BANKRUPTCY PROCEEDINGS DURING

                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                         -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2000 the Registrant had outstanding 13,694,527 common shares.

PART I
------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                       THIRD QUARTER ENDED                  NINE MONTHS ENDED
                                                  --------------------------------------   ----------------------------------------
                                                     2000               1999                  2000                1999
                                                  -----------        -----------           ------------        ------------

NET SALES                                            $88,291  100.0%    $75,436  100.0%       $259,930  100.0%    $217,116  100.0%
Cost of products sold                                 65,424   74.1%     59,309   78.6%        188,835   72.6%     171,407   78.9%
                                                  -----------        -----------           ------------        ------------

GROSS PROFIT                                          22,867   25.9%     16,127   21.4%         71,095   27.4%      45,709   21.1%
Operating expenses                                    12,462   14.1%     12,162   16.1%         41,161   15.9%      36,879   17.0%
                                                  -----------        -----------           ------------        ------------

OPERATING INCOME                                      10,405   11.8%      3,965    5.3%         29,934   11.5%       8,830    4.1%
Net interest expense                                     995    1.1%        898    1.2%          2,541    1.0%       2,652    1.3%
                                                  -----------        -----------           ------------        ------------

INCOME BEFORE INCOME TAXES                             9,410   10.7%      3,067    4.1%         27,393   10.5%       6,178    2.8%
Income tax provision (benefit)                         2,434    2.8%       (700)  -0.9%          8,588    3.3%      (2,100)  -1.0%
                                                  -----------        -----------           ------------        ------------

NET INCOME                                           $ 6,976    7.9%    $ 3,767    5.0%       $ 18,805    7.2%     $ 8,278    3.8%
                                                  ===========        ===========           ============        ============

BASIC EARNINGS PER COMMON SHARE                       $ 0.51             $ 0.28                 $ 1.39              $ 0.62
                                                  ===========        ===========           ============        ============

AVERAGE COMMON SHARES OUTSTANDING                     13,638             13,450                 13,529              13,446
                                                  ===========        ===========           ============        ============

DILUTED EARNINGS PER COMMON SHARE                     $ 0.48             $ 0.28                 $ 1.35              $ 0.61
                                                  ===========        ===========           ============        ============

DILUTED AVERAGE COMMON SHARES
  OUTSTANDING                                         14,426             13,492                 13,944              13,489
                                                  ===========        ===========           ============        ============

See Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)


                                                                      THIRD QUARTER                                  THIRD QUARTER
                                                                           ENDED              YEAR ENDED                 ENDED
                                                                      ------------------------------------------------------------
                                                                            2000                 1999                     1999
                                                                      ------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                               $ 6,754              $ 2,724                   $ 1,124
   Accounts receivable, net                                                 53,958               40,676                    46,949
   Inventories, net
     Finished goods and work-in-process                                     54,338               36,778                    35,868
     Raw materials                                                           6,628                5,783                     5,067
                                                                         ---------           ----------                 ---------
                                                                            60,966               42,561                    40,935
   Deferred tax assets                                                      10,501                4,963                     6,381
   Prepaid expenses and other                                                3,385                3,780                     3,642
                                                                         ---------           ----------                 ---------
           TOTAL CURRENT ASSETS                                            135,564               94,704                    99,031
PENSION ASSETS                                                              20,928               19,046                    18,645
DEFERRED TAX ASSETS                                                          4,500               15,787                     7,469

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                      3,588                3,588                     3,588
   Buildings                                                                22,349               22,251                    22,423
   Machinery and equipment                                                 105,077               92,893                    92,019
                                                                         ---------           ----------                 ---------
                                                                           131,014              118,732                   118,030
   Less allowances for depreciation and amortization                        75,125               70,639                    68,637
                                                                         ---------           ----------                 ---------
TOTAL NET PROPERTY, PLANT, AND EQUIPMENT                                    55,889               48,093                    49,393
GOODWILL                                                                    35,277                2,141                     2,101
OTHER ASSETS                                                                 9,221                3,548                     4,015
                                                                         ---------           ----------                 ---------
           TOTAL ASSETS                                                  $ 261,379            $ 183,319                 $ 180,654
                                                                         ==========           =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                       $ 34,875             $ 28,237                  $ 29,350
   Accrued compensation and benefits                                        10,252                9,184                     7,973
   Other accrued expenses                                                   21,451               11,269                    14,197
   Taxes                                                                     5,850                3,645                     3,575
   Current maturities of long-term debt                                        938                3,888                     3,863
                                                                         ---------           ----------                 ---------
           TOTAL CURRENT LIABILITIES                                        73,366               56,223                    58,958

LONG-TERM DEBT                                                              77,722               36,919                    43,370

POST-RETIREMENT BENEFITS AND OTHER
   LONG-TERM LIABILITIES                                                    26,905               26,808                    25,917

SHAREHOLDERS' EQUITY
   Common shares                                                             1,369                1,345                     1,344
   Other capital                                                            74,964               73,616                    73,574
   Retained earnings (deficit)                                               7,593              (11,212)                  (21,722)
   Accumulated other comprehensive income (loss)                              (540)                (380)                     (787)
                                                                         ---------           ----------                 ---------
TOTAL SHAREHOLDERS' EQUITY                                                  83,386               63,369                    52,409
                                                                         ---------           ----------                 ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 261,379            $ 183,319                 $ 180,654
                                                                         ==========           =========                 =========

See Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)


                                                                                                NINE MONTHS ENDED

                                                                                         --------------------------------
                                                                                                2000             1999
                                                                                         ---------------  ---------------

OPERATING ACTIVITIES
   Net income                                                                                  $ 18,805          $ 8,278
   Adjustments to reconcile net income to cash provided
   by operating activities:
      Depreciation and amortization                                                               7,329            7,498
      Deferred income taxes                                                                       5,955           (2,100)
      Net change in working capital accounts:
        Accounts receivable                                                                      (4,914)         (11,869)
        Inventories                                                                             (15,572)          (1,773)
        Prepaid expenses and other                                                                1,811           (1,903)
        Accounts payable, accrued expenses and other current liabilities                         11,190           10,011
      Other long-term items                                                                      (5,305)          (5,083)
                                                                                         ---------------  ---------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                            19,299            3,059

INVESTING ACTIVITIES
   Acquisition                                                                                  (47,313)               -
   Net additions to property, plant and equipment                                                (7,141)          (6,450)
                                                                                         ---------------  ---------------
CASH USED BY INVESTING ACTIVITIES                                                               (54,454)          (6,450)

FINANCING ACTIVITIES
   Net borrowings under secured credit agreement                                                 38,656            3,371
   Net changes in long-term borrowings and capital lease obligations                               (803)            (793)
   Exercise of stock options                                                                      1,332                -
                                                                                         ---------------  ---------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                            39,185            2,578

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  4,030             (813)
Cash and cash equivalents at beginning of year                                                    2,724            1,937
                                                                                         ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 6,754          $ 1,124
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

NOTE B - INCOME TAXES

The difference in the third quarter of 1999 between the income tax provision and the applicable statutory tax rate is due to changes in the valuation allowance related to the tax benefits arising from prior year federal net operating loss carryforwards.

Effective in the fourth quarter of 1999, the Company recognized the full benefit of its federal net operating loss carryforwards (i.e. by reducing a substantial portion of its valuation allowance on its deferred tax assets).

The third quarter 2000 income tax provision was calculated based on management's current estimate of the effective tax rate for the year. The effective tax rate for the year reflects the impact of the reversal of the remainder of the Company's valuation allowance on its net deferred tax assets of approximately $1.7 million as a result of anticipated utilization of state net operating loss and tax credits carryforwards.

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

PVC PIPE: This business segment supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. In addition, it provides engineered sewer products to various municipalities and private contractors for drainage systems in new construction and rehabilitation markets. Principal products utilized by the waste water market include closed profile engineered sewer pipe for new sewer construction and existing sewer line rehabilitation. The products range in diameter from 4 inches to 60 inches for sewer products and 1/2 inch to 6 inches for electrical and telecommunications conduit.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)


                                                   THIRD QUARTER ENDED                            NINE MONTHS ENDED
                                          --------------------------------------         -------------------------------------
                                                2000                 1999                     2000                 1999
                                          -----------------     ----------------         ----------------     ----------------

NET SALES

Carlon                                            $ 35,185             $ 32,136                $ 100,019             $ 91,355
Lamson Home Products                                16,939               13,318                   47,834               39,102
PVC Pipe                                            36,167               29,982                  112,077               86,659
                                          -----------------     ----------------         ----------------     ----------------
                                                  $ 88,291             $ 75,436                $ 259,930            $ 217,116
                                          =================     ================         ================     ================

OPERATING INCOME (LOSS)
Carlon                                             $ 5,504              $ 3,935                 $ 15,667             $ 11,854
Lamson Home Products                                   995                  855                    1,914                1,753
PVC Pipe                                             5,178                1,047                   20,118                2,556
Corporate Office                                    (1,272)              (1,872)                  (7,765)              (7,333)
                                          -----------------     ----------------         ----------------     ----------------
                                                  $ 10,405              $ 3,965                 $ 29,934              $ 8,830
                                          =================     ================         ================     ================

DEPRECIATION AND AMORTIZATION

Carlon                                             $ 1,142                $ 981                  $ 2,797              $ 2,745
Lamson Home Products                                   568                  728                    1,885                2,065
PVC Pipe                                               760                  863                    2,647                2,688
                                          -----------------     ----------------         ----------------     ----------------
                                                   $ 2,470              $ 2,572                  $ 7,329              $ 7,498
                                          =================     ================         ================     ================

Total assets by business segment at September 30, 2000, January 1, 2000 and
October 2, 1999 are as follows:

                                              SEPTEMBER 30,       JANUARY 1,               OCTOBER 2,
                                                2000                 2000                     1999
                                          -----------------     ----------------         ----------------
IDENTIFIABLE ASSETS

Carlon                                           $ 114,688             $ 52,326                 $ 56,536
Lamson Home Products                                32,552               30,658                   32,798
PVC Pipe                                            66,826               51,393                   50,983
Corporate Office (includes
deferred tax and pension assets)                    47,313               48,942                   40,337
                                          -----------------     ----------------         ----------------
                                                 $ 261,379            $ 183,319                $ 180,654
                                          =================     ================         ================

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income for the third quarter and first nine months of 2000 and 1999 are as follows:

(Dollars in thousands)


                                                      THIRD QUARTER ENDED                  NINE MONTHS ENDED
                                               ----------------------------------  ----------------------------------
                                                  SEPTEMBER 30,     OCTOBER 2,       SEPTEMBER 30,      OCTOBER 2,
                                                     2000              1999              2000              1999
                                               ------------------  --------------  -----------------  ---------------

Net income                                               $ 6,976         $ 3,767           $ 18,805          $ 8,278
Foreign currency translation adjustments                      12              (2)              (160)               -
                                               ------------------  --------------  -----------------  ---------------

Comprehensive income                                     $ 6,988         $ 3,765           $ 18,645          $ 8,278
                                               ==================  ==============  =================  ===============

The components of accumulated other comprehensive loss, at September 30, 2000, January 1, 2000 and October 2, 1999 are as follows:

(Dollars in thousands)


                                                    SEPTEMBER 30,       JANUARY 1,        OCTOBER 2,
                                                         2000              2000              1999
                                                   ----------------- ----------------- -----------------

Foreign currency translation adjustments                     $ (483)           $ (323)           $ (351)
Minimum pension liability adjustments                           (57)              (57)             (436)
                                                   ----------------- ----------------- -----------------

Accumulated other comprehensive loss                         $ (540)           $ (380)           $ (787)
                                                   ================= ================= =================

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)


                                                               THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                          -------------------------------    -------------------------------
                                                              2000             1999               2000            1999
                                                          --------------  ---------------    ---------------  --------------

BASIC EARNINGS-PER-SHARE COMPUTATION

 Net Income                                                     $ 6,976          $ 3,767           $ 18,805         $ 8,278
                                                          ==============  ===============    ===============  ==============

 Average Common Shares Outstanding                               13,638           13,450             13,529          13,446
                                                          ==============  ===============    ===============  ==============

Basic Earnings Per Share                                         $ 0.51           $ 0.28             $ 1.39          $ 0.62
                                                          ==============  ===============    ===============  ==============

DILUTED EARNINGS-PER-SHARE COMPUTATION

 Net Income                                                     $ 6,976          $ 3,767           $ 18,805         $ 8,278
                                                          ==============  ===============    ===============  ==============

 Basic Shares Outstanding                                        13,638           13,450             13,529          13,446

 Stock Options calculated under

     the Treasury Stock Method                                      788               42                415              43
                                                          --------------  ---------------    ---------------  --------------

Total Shares                                                     14,426           13,492             13,944          13,489
                                                          ==============  ===============    ===============  ==============

Diluted Earnings Per Share                                       $ 0.48           $ 0.28             $ 1.35          $ 0.61
                                                          ==============  ===============    ===============  ==============

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F - ACQUISITION OF PYRAMID INDUSTRIES, INC.

On September 22, 2000, the Company completed its acquisition of Pyramid Industries, Inc. ("Pyramid") for a cash purchase price of $45.4 million plus transaction costs. In addition, pursuant to terms of non-competition agreements, Lamson will pay three former shareholders $6.5 million over a five year period, including $1.5 million which was paid at closing. The purchase was funded through the Company's secured revolving credit agreement. Pyramid is a leading manufacturer of high-density polyethylene (HDPE) conduit used in building telecommunication and utility infrastructure.

The acquisition has been accounted for by the purchase method and, accordingly, the operating results have been included in the Company's consolidated financial statements and the Carlon business segment since the date of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values. For financial statement purposes, goodwill relating to this acquisition is being amortized by the straight-line method over 20 years. The following summary of the assets acquired and liabilities assumed is based upon a preliminary purchase price allocation.

                  (Dollars in thousands)

Estimated fair values
    Assets acquired                                        $ 26,333
    Liabilities assumed                                     (11,632)
Goodwill                                                     32,734
                                                  ------------------
Purchase price paid                                          47,435
Less cash acquired                                             (122)
                                                  ------------------
Net cash paid                                              $ 47,313
                                                  ==================



Unaudited pro forma results of operations as if the acquisition occurred as of January 2, 2000 and January 1, 1999 follows. The pro forma results include estimates and assumptions, which the Company's management believes are reasonable. However, the pro forma results do not include any cost savings, revenue enhancements or other effects of the planned integration of the Company and Pyramid and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                  (Dollars in thousands)

                                                     (Unaudited)
                                              Pro forma Nine Months Ended
                                              2000                  1999
                                            ---------            ---------
Net Sales                                   $ 302,390            $ 248,488


Net Income                                   $ 20,086              $ 7,052

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales increased for the third quarter of 2000 by $12.9 million or 17.0% over the third quarter of 1999. This sales increase included a $1.3 million contribution from Pyramid Industries, Inc. ("Pyramid"), which was acquired on September 22, 2000. The PVC Pipe business net sales grew $6.2 million (20.6%) over the previous year's quarter. This reflects approximately 50% higher sales prices this year compared with the third quarter 1999 as significant raw material cost increases have been passed through to customers. Sales volume, especially in electrical conduit, declined by almost 20%, which was partially offset by increases in telecommunication duct. Lamson Home Products had strong sales growth of $3.6 million (27.2%) in the current quarter compared with the prior year quarter. This is due to increased volume with its second largest customer. Carlon continued its steady growth of 5.4% (excluding Pyramid) this quarter compared with the same period in 1999. This business segment has seen moderate volume growth while pricing improved slightly versus the third quarter of 1999.

For the first three quarters of 2000, sales increased by $42.8 million or 19.7% from the same period in 1999. PVC Pipe continues to be the segment with the highest growth rate year to date at 29.3% or $25.4 million, followed by Lamson Home Products at 22.3% or $8.7 million and Carlon (excluding Pyramid) at 8.1% or $7.4 million. Selling prices in the PVC Pipe segment are approximately 80% higher, and volume is 25% lower, for the first three quarters of 2000 compared with the same period in 1999. Lamson Home Products growth is almost all volume related with strong double-digit growth in outlet boxes, electrical fittings, weatherproof products and flexible nonmetallic conduit. Most of Carlon's growth is coming from telecom product market share gains and modest price increases in the core electrical products.

Gross margin percentage in the third quarter of 2000 was 25.9%, a 21% improvement over the third quarter of 1999. Cumulative year to date the improvement was approximately 30%, with gross margins increasing to 27.4% for the first three quarters of 2000. In the prior year third quarter Lamson experienced a negative impact on gross margin from raw material shortages. This change, coupled with better management of the selling price versus cost spread in the PVC Pipe business, higher unit volume in Lamson Home Products, higher prices and improved product mix in Carlon and the realization of operating efficiencies in our distribution centers drove the improvement in margins for both the current quarter and year to date. The impact of these items was partially offset by manufacturing volume variances of about $1.3 million this quarter as the Company reduced production schedules to lower certain inventory levels.

Operating income for the third quarter totaled $10.4 million (11.8% of sales). This was more than two and a half times the $4 million in operating income earned in the third quarter of 1999. The first three quarters generated almost $30 million of operating income(11.5% of sales) compared with $8.8 million (4.1% of sales) during the same period in 1999. Operating expenses remained virtually the same this quarter as the prior year quarter resulting in a decline as a percentage of sales as the Company continues to leverage the organization's technology and human resource investments.

Despite additional acquisition debt, the Company reduced its average borrowings during the current quarter in excess of 10% compared with the prior year, which offset slightly higher interest rates (7.8% in the third quarter of 2000 vs. 7.3% in the third quarter of 1999) resulting in only a $100,000 increase in interest expense.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $12.9 million for the third quarter of 2000 and $37.3 million for the first three quarters of 2000 compared with $6.5 million and $16.3 million for the respective periods in 1999.

FINANCIAL CONDITION
-------------------

Working capital reached $62.4 million at the end of the current quarter, which included $4 million from Pyramid. Consequently, the level of working capital has remained about the same as it was at the end of the second quarter but $22.3 million greater than the third quarter of 1999. This quarter's cash flow was strong with the Company generating almost $11 million from operating activities ($19.3 million for the first three quarters of 2000). These quarterly results were more than double the prior year quarter when $4.8 million in operating cash flow was generated. Strong net income offset the net increase in working capital.

Accounts receivable were $54 million at the end of the third quarter of 2000 which includes $8 million from the Pyramid acquisition. Days sales outstanding were about 49 days this quarter which is consistent with first half results and slightly better than 1999.

At the end of the third quarter the Company had almost $61 million in inventory. Excluding Pyramid, the inventory level is up $2.9 million from second quarter 2000 and $17.4 million (a 42.5% increase) from the third quarter of 1999. Almost all of this increase over the prior year has occurred in the PVC Pipe business. In the third quarter of 1999 the Company was experiencing the effects of a raw material shortage, and, as a result, the inventory level was abnormally low. Currently the Company has approximately two months of conduit inventory on hand. In addition, the cost per pound of our primary raw material, polyvinylchloride
(PVC) resin in inventory is approximately 15% higher at the end of the third quarter 2000 compared with the same quarter of 1999. The year to date increase in inventory is substantially offset by an increase in current liabilities.

The Company completed a refinancing of its credit line during the quarter and now has a $125 million five-year revolving credit agreement with a nine bank consortium available to accommodate its working capital and internal growth needs. This new facility was utilized to complete the acquisition of Pyramid during the quarter for which $47.5 million is reflected in the increase in long-term debt. Excluding this event the Company's long-term debt would have been only $30 million. The long-term debt-to-equity ratio is 93% after the acquisition.

Capital expenditures totaled $7.1 million for the first three quarters of 2000 primarily for PVC and polyethylene extrusion line capacity and productivity and quality enhancements.

OUTLOOK
-------

The following paragraphs contain forward-looking comments. These comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

The demand for the Company's products follows several macroeconomic indicators such as new housing starts, telecom market construction spending, general construction spending, consumer confidence and consumer spending. Actions taken by the Federal Reserve Board in the first half of 2000 which were intended to moderate the growth rate of the U.S. economy have clearly begun to have an effect on the strength of our markets. In the third quarter, sales order rates grew but at a lower rate than that experienced in the first half of 2000, and we expect this moderating trend to continue in the fourth quarter and in the first quarter of 2001.

The Company remains confident that all three of its business segments will experience sales growth over 1999. However, normal seasonal demand trends down in the fourth quarter and this will result in a very modest growth rate compared with that experienced in the first nine months of the year, exclusive of acquisitions. If the previously mentioned moderation in key indicators continues and does not accelerate, the Company should perform generally in line with the expectations presented in its third quarter earnings release and conference call. Interested parties can access this information via the Company's Web site: www.lamson-sessions.com.

The Company anticipates that its supply chain dependencies will operate normally in the fourth quarter as its primary raw materials appear to be readily available and in good supply for the next three to six months. New capacity additions implemented by major raw material suppliers will increase industry capacity in 2001 and alleviate the tightness of supply experienced over the past serveral quarters.

The Company has previously provided an earnings range of 25 cents to 35 cents per diluted share for the fourth quarter and $1.60 to $1.70 per diluted share for the full year. This range considers the potential effect of seasonal trends. However, if moderation of sales/order rates in key markets accelerate in the forth quarter, then, the Company's earnings performance will likely trend down to the low end of the range. A decline in sales order rates will result in lower capacity utilization in the Company's operating facilities, which will have a dampening affect on the Company's short-term earnings expectations. The Company anticipates achieving its long-term growth goals of 10-12% for sales and 15-20% for earnings in 2001 based upon preliminary evaluation of its business segments' plans.

Lamson & Sessions is a leading producer of thermoplastic enclosures, fittings, wiring outlet boxes and conduit for the electrical, telecommunications, consumer, power and wastewater markets. For additional information, please visit our Web site at: www.lamson-sessions.com.

The above statements contain expectations that are forward-looking that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin availability and pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecom infrastructure spending, consumer confidence and general construction trends, and (iv) a reversal in the country's general pattern of economic improvement affecting the markets for the Company's products.

PART II

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The court declined to increase the damages with respect to the willfulness finding. The Company is pursing a vigorous appeal and believes it has meritorious positions that will substantially reduce or eliminate the jury award. If, however, the appeal process is not successful, the final resolution of the matter could have a material adverse affect on the Company's financial position, cash flows and results of operations. It is the Company's understanding that the appeal process may require a one-to-two year period to run its course.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
     (a)  Exhibits

          2 Share Purchase Agreement, dated as of August 20, 2000, by and among The Lamson and Sessions Co., Pyramid Industries, Inc. and the shareholders of Pyramid Industries, Inc. (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated October 6, 2000).

          27   Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter ended September 30, 2000: The Company's Current Report on Form 8-K, dated October 6, 2000 relating to the Company's acquisition of the outstanding capital stock of Pyramid Industries, Inc.

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

                                      THE LAMSON & SESSIONS CO.
                                      -------------------------
                                           (Registrant)


DATE: November 14, 2000               By  /s/      James J. Abel
                                        -------------------------------------
                                        Executive Vice President, Secretary,
                                        Treasurer and Chief Financial Officer

                    FOR FURTHER INFORMATION, PLEASE CONTACT:

                                  JAMES J. ABEL
                      EXECUTIVE VICE PRESIDENT, SECRETARY,
                      TREASURER AND CHIEF FINANCIAL OFFICER

                            THE LAMSON & SESSIONS CO.
                                 (216) 766-6557