Form 10-K
period 2000-12-30
LAMSON & SESSIONS CO
filed 2001-02-26
CIK 57497

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 30, 2000	Commission File Number 1-313

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

THE LAMSON & SESSIONS CO.
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization) 25701 Science Park Drive	34-0349210 (IRS Employer Identification No.)

Cleveland, Ohio (Address of principal executive offices)	44122-7313 (Zip Code)

Registrant’s telephone number, including area code: 216/464-3400

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares, without par value	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

      The aggregate market value of the voting stock held as of February 9, 2001 by non-affiliates of the Registrant: $143,808,987.

      As of February 9, 2001 the Registrant had outstanding 13,706,877 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1. — Business

The Lamson & Sessions Co., an Ohio corporation, (the “Company” or “Lamson & Sessions”), founded in 1866, is a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and fluid drainage products for major domestic markets. The markets for thermoplastic electrical conduit, related fittings and accessories, wiring devices and sewer pipe include: the construction, utility and telecommunications industries, municipalities, other government agencies, and contractors; and “do-it-yourself” home remodelers.

Principal Products and Markets

The Company is engaged in the manufacture and distribution of a broad line of thermoplastic electrical, telecommunications and engineered sewer products. In addition, the Company distributes a wide variety of consumer electrical wiring devices, home security devices, wireless electrical and other wireless products.

All of the Company’s thermoplastic electrical products compete with and serve as substitutes for similar metallic products. The Company’s engineered sewer pipe products compete with and serve as substitutes for clay, concrete, ductile iron, asbestos cement and polyethylene products. The Company’s thermoplastic electrical products offer several advantages over these other products. Specifically, nonmetallic electrical and telecommunications conduit and related fittings and accessories are generally less expensive, lighter and easier to install than metallic products. They do not rust, corrode or conduct electricity. Thermoplastics, either polyvinyl chloride (PVC) or high density polyethylene (HDPE), are the materials of choice to protect fiber optic cable. Thermoplastic sewer pipe weighs less than alternative products, is easier and more economical to install, does not degenerate due to chemical attack as do some competing products, and eliminates avoidable problems which can be caused by infiltration and exfiltration.

Three markets are served, each of which has unique product and marketing requirements. These markets are:

Carlon —Industrial, Residential, Commercial, Telecommunications and Utility Construction: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical, telecommunications and wire raceway systems and a broad line of nonmetallic enclosures, outlet boxes and electrical fittings. Examples of the applications for the products included in this segment are multi-cell duct systems or HDPE conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable. The two recent acquisitions of Pyramid Industries, Inc. (“Pyramid”) and Ameriduct Worldwide, Inc. (“Ameriduct”) are included as part of the Carlon segment.

Lamson Home Products —Consumer: The major customers served are home centers and mass merchandisers for the “do-it-yourself” home repair market. The products included in this segment are outlet boxes, liquidtight conduit, electrical fittings, chimes and lighting controls.

PVC Pipe: This business segment supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. The 1/2 inch to 6 inch electrical and telecommunications conduit is made from PVC and is used to protect wire or fiber optic cables supporting the infrastructure of our power or telecommunications systems. In addition, this segment provides closed profile engineered sewer pipe ranging in diameter from 21 inches to 54 inches to various municipalities and private contractors for drainage systems in new construction and rehabilitation markets.

A breakdown of revenues as a percent of net sales by major business segment for 2000, 1999 and 1998, is as follows:

(Dollars in thousands)	2000		1999		1998

Carlon	$142,979	41%	$120,975	42%	$109,458	40%

Lamson Home Products	63,351	18%	53,401	18%	50,348	19%

PVC Pipe	142,403	41%	117,005	40%	111,108	41%

	$348,733	100%	$291,381	100%	$270,914	100%

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

Distribution

The Company distributes its products through a nationwide network of more than 100 manufacturers’ representatives and a direct sales force of approximately 40. Currently, three manufacturers’ representatives maintain an inventory of the Company’s products.

Raw Materials

The Company is a large purchaser of pipe grade PVC and HDPE resins. The Company has entered into supply contracts for PVC which should stabilize its availability for the next several years. HDPE is purchased by the Company from various sources and is readily available.

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

Seasonal Factors

Two of the Company’s three business segments experience moderate seasonality caused principally by a decrease in construction activity during the winter months. They are subject also to the economic cycles affecting the residential, commercial and industrial construction industries and to a lesser degree the telecommunications infrastruction construction. The Company’s consumer products business unit is affected by consumer spending and consumer confidence.

Major Customers

Sales to Affiliated Distributors, a buying group within the Carlon and PVC Pipe segments not otherwise affiliated with the Company, totaled approximately 17% of consolidated net sales in 2000 and 1999 and 15% of consolidated net sales in 1998.

Backlog

In the Company’s three business segments, the order-to-delivery cycle ranges from several days to a few weeks. Therefore, the measurement of backlog is not a significant factor in the evaluation of the Company’s prospects.

Research and Development

The Company is engaged in product development programs which concentrate on identifying, creating and introducing innovative applications for thermoplastic and wireless electrical products. The Company maintains a separate product development center in Cleveland, Ohio, to facilitate this effort and improve manufacturing processes. The Company’s research and development expenditures totaled $3.3 million, $3.8 million and $3.7 million in 2000, 1999 and 1998, respectively.

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

During the second quarter of 1999, the Company reached a settlement on litigation involving environmental matters at a property sold by the Company in 1981 whereby the Company agreed to incur costs of certain remediation activities which will occur over several years. The settlement did not have a material impact on the Company’s financial position or results of operations.

Associates

At December 30, 2000, the Company had 1,246 associates, 1,020 of whom were employed at the Company’s manufacturing facilities and distribution centers. The remainder of associates were primarily employed at the Company’s corporate headquarters and product development facilities.

Foreign Operations

The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 2% of consolidated net sales in 2000 and 1999 and 1% in 1998, and were made principally to countries in North America.

Item 2. — Properties

The Company owns (O) or leases (L) manufacturing and distribution facilities, which are suitable and adequate for the production and marketing of its products. The Company owns executive and administrative offices, which are located in Cleveland, Ohio, and occupy 68,000 square feet in a suburban office complex. The Company also has research and development offices, located in Cleveland, Ohio, which occupy leased space of 27,000 square feet, and administrative offices in Erie, Pennsylvania, which occupy 7,000 square feet of leased space. The following is a list of the Company’s manufacturing and distribution center locations:

Approximate
Manufacturing Facilities	Square Feet

Woodland, California (O)	66,000

High Springs, Florida (O)	110,000

Fort Lauderdale, Florida (L)	7,500

Tennille, Georgia (O)	41,000

Clinton, Iowa (O)	124,000

Mountain Grove and Seymour, Missouri (O)	36,000

Bowling Green, Ohio (O)	67,000

Oklahoma City, Oklahoma (O)	172,000

Nazareth, Pennsylvania (O)	59,000

Erie, Pennsylvania (L)	56,000

Cranesville, Pennsylvania (L)	10,000

Pasadena, Texas (O)	48,000

Distribution Centers

Columbia, South Carolina (L)	350,000

Woodland, California (L)	105,000

Fort Myers, Florida (O)	4,000

The Company operated the above manufacturing facilities at approximately 91% of their productive capacity in 2000.

Item 3. — Legal Proceedings

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

The Company has filed a suit to recover damages related to the termination of the agreement to sell its PVC Pipe business. This matter is scheduled for trial in March 2001. It is premature to estimate the timing for a resolution of this suit.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company’s financial position, cash flows or results of operations.

Item 4. — Submission of Matters to Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

JOHN B. SCHULZE

Chairman, President and Chief Executive Officer
Chairman, President and Chief Executive Officer since January 1990. Age 63.

JAMES J. ABEL

Executive Vice President, Secretary, Treasurer and Chief Financial Officer
Executive Vice President, Secretary, Treasurer and Chief Financial Officer since September 1994. Age 55.

CHARLES E. ALLEN

Senior Vice President
Senior Vice President since September 1989. Age 60.

ALBERT J. CATANI, II

Vice President — Manufacturing
Vice President, Manufacturing since August 1995.  Previously was Independent Consultant, Environmental Growth Chambers, March 1995 — August 1995. Previously was Vice President, Operations, Universal Electronics, Inc., April 1993 — March 1995. Age 53.

DONALD A. GUTIERREZ

Vice President — Carlon
Vice President, Carlon since March 1998.  Previously was Vice President, Carlon Electrical Products since July 1997. Previously was National Sales Manager since January 1997. Previously was Manager, Distributor Sales August 1996 — January 1997. Previously was in Marketing and Sales with General Electric 1979 — August 1996. Age 43.

CHARLES W. HENNON

Vice President and Chief Information Officer
Vice President and Chief Information Officer since April 1998. Previously was Manager, Business Support Services with Ferro Corporation 1993 — April 1998. Age 55.

MELVIN W. JOHNSON

Vice President
Vice President since February 1991.  Age 64.

LORI L. SPENCER

Vice President and Controller
Vice President and Controller since August 1997.  Previously was Vice President, Strategic Planning since February 1997. Previously was Director, Financial Planning & Internal Audit, September 1994 — February 1997. Age 42.

NORMAN P. SUTTERER

Vice President — Lamson Home Products
Vice President — Lamson Home Products since March 1998. Previously was Vice President, Carlon Telecom Systems since January 1994. Age 51.

PART II

Item 5. — Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. High and low sales prices for the common stock are included in Note M to the Consolidated Financial Statements. No dividends were paid in 2000, 1999 or 1998. The approximate number of shareholders of record of the Company’s Common Stock at December 30, 2000 was 1,377.

Item 6. — Selected Financial Data

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY

	Fiscal Years Ended
(Dollars in thousands except per share data,
shareholders, associates and percentages)	2000	1999	1998	1997	1996

Operations:

Net sales	$348,733	$291,381	$270,914	$271,780	$289,052

Cost of products sold	260,114	229,981	214,410	221,898	223,778

GROSS PROFIT	88,619	61,400	56,504	49,882	65,274

Operating expenses	54,132	48,054	47,584	52,377	53,135

OPERATING INCOME (LOSS)	34,487	13,346	8,920	(2,495)	12,139

Interest	4,539	3,558	4,341	3,768	2,611

INCOME (LOSS) BEFORE INCOME TAXES AND

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	29,948	9,788	4,579	(6,263)	9,528

Income tax provision (benefit)	8,500	(9,000)	(2,100)	(1,550)	(4,100)

INCOME (LOSS) BEFORE CUMULATIVE

EFFECT OF ACCOUNTING CHANGE	21,448	18,788	6,679	(4,713)	13,628

Cumulative effect of accounting change				(4,940)

NET INCOME (LOSS)	21,448	18,788	6,679	(9,653)	13,628

Year-End Financial Position:

Current Assets	$134,906	$94,704	$83,975	$91,567	$90,945

Other Assets	120,090	40,522	25,957	21,079	9,703

Property, Plant and Equipment	65,297	48,093	50,735	56,329	60,473

Total Assets	320,293	183,319	160,667	168,975	161,121

Current Liabilities	76,656	56,223	47,278	57,580	51,906

Long-Term Debt	130,276	36,919	40,807	44,712	36,911

Other Long-Term Liabilities	27,332	26,808	28,451	29,702	27,517

Shareholders’ Equity	86,029	63,369	44,131	36,981	44,787

Working Capital	58,250	38,481	36,697	33,987	39,039

Statistical Information:

Average number of dilutive common shares outstanding	13,989	13,482	13,488	13,349	13,641

Number of shareholders of record	1,377	1,558	1,687	1,832	1,987

Number of associates	1,246	963	983	1,044	1,164

Book value per share	$6.15	$4.70	$3.27	$2.77	$3.28

Market price per share	$10.50	$4.88	$5.13	$5.81	$7.25

Market capitalization	$143,819	$65,584	$68,903	$77,970	$96,433

Gross margin as a % of net sales	25.4%	21.1%	20.9%	18.4%	22.6%

Operating expenses as a % of net sales	15.5%	16.5%	17.6%	19.3%	18.4%

Operating margin as a % of net sales	9.9%	4.6%	3.3%	(0.9%)	4.2%

Operating cash flow as a % of total debt	19.9%	29.9%	19.5%	6.2%	21.3%

Capital Expenditures	$11,085	$7,563	$4,546	$11,584	$16,771

EBITDA (earnings before interest, taxes, depreciation and amoritzation)	$45,716	$23,482	$18,877	$6,224	$20,909

EBITDA Margin	13.1%	8.1%	70%	2.3%	7.2%

Long-term debt as a % of equity	151.4%	58.3%	92.5%	120.9%	82.4%

Return on average equity from operations	28.7%	35.0%	16.5%	(11.5%)	36.0%

Basic Earnings (Loss) Per Common Share:

Earnings (Loss) before change in accounting principle	$1.58	$1.40	$0.50	$(0.35)	$1.02

Cumulative effect of accounting change				$(0.37)

Net earnings (Loss)	$1.58	$1.40	$0.50	$(0.72)	$1.02

Diluted Earnings (Loss) Per Common Share:

Earnings (Loss) before change in accounting principle	$1.53	$1.39	$0.50	$90.35)	$1.00

Cumulative effect of accounting change				$(0.37)

Net earnings (Loss)	$1.53	$1.39	$0.50	$(0.72)	$1.00

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of the Consolidated Statements of Income

The Consolidated Statements of Income present Lamson & Sessions’ operating performance over the last three years.

Results of Operations

Net sales increased in 2000 to $348.7 million from $291.4 million in 1999 representing a 19.7% growth rate.Excluding the two acquisitions made by the Company during the year net sales would have increased by 14.6% or $42.7 million. All three business segments experienced healthy growth during this year. Carlon grew by $22 million or 18.2% primarily from the Pyramid and Ameriduct acquisitions, which added $14.7 million in combined net sales. This business unit generated a 6% growth from its core electrical and telecommunications products reflecting price increases early in the year and modest market growth. Lamson Home Products increased its net sales level by $10 million or 18.6% over 1999 to $63.4 million. This improvement in the top line is almost entirely from additional business at the unit’s second largest customer as price increases were negligible. The PVC Pipe business had an outstanding year as sales increased by 21.7% or $25.4 million to $142.4 million. These results reflect a 50% increase in selling price per unit as resin costs were up by an average of 30% during 2000 versus 1999. The Company gave up market share to maintain material spreads as the construction market was very strong throughout the first half of this year. Telecommunications duct volume was up by 12% this year, the mix improving from predominantly electrical conduit to a more balanced product distribution. Sales of large diameter sewer pipe have continued to decline due to extremely competitive pricing in the direct bury product lines (12% lower than 1999). However, the targeted rehabilitation pipe products have expanded rapidly this year, almost doubling in sales value.

Net sales increased in 1999 by 7.6% to $291.4 million from $270.9 million in 1998.The largest increase came in the Carlon business unit, which expanded sales by 10.5% or $11.5 million. The segment has continued to gain market acceptance of its engineered cable management products used in telecommunications network construction both for inside premise and outside plant applications. Strong construction markets and improved customer service led to solid growth across the board in electrical products. Lamson Home Products grew net sales by 6.1% or $3.1 million in 1999 compared with 1998.Continued strong growth in the home improvement market drove improved sales volume in electrical fittings, outlet boxes and liquidtight tubing. This segment was negatively impacted for 1999 by the Hechinger’s bankruptcy as well as the elimination of unprofitable wiring device products. Finally, the PVC Pipe business increased sales by 5.3%, with electrical and telecommunications conduit growing by 8.1%, primarily from increased resin costs, which we were able to pass on to our customers. This segment was negatively impacted by unexpected PVC resin shortages during the third quarter, which limited its supply of conduit to the electrical construction market. In addition, sales in large diameter sewer pipe declined by 5.7% due to increased competition and a softening demand for rehabilitation pipe.

Gross margins grew by over 20% to 25.4% in 2000 compared with 21.1% in 1999.This improvement was a result of better margins in both the Carlon and the PVC Pipe businesses from price increases and product mix improvements. Overall distribution and freight costs were around $5 million less on a comparable basis to 1999 primarily due to the consolidation of distribution operations completed last year and effective management of freight surcharges incurred in 2000.

Gross margins were 21.1% in 1999, a slight improvement from the 20.9% in 1998.The 1999 cost of products sold includes $2.1 million of costs for the consolidation of distribution operations. They consist primarily of associate relocation, training and start-up costs and asset dispositions. Better product mix, distribution and freight savings were partially offset by unfavorable volume variances caused by the raw material shortages experienced during the peak construction season.

Operating expenses were $54.1 million in 2000 ($6.1 million higher than 1999) or 15.5% of net sales compared with 16.5% of net sales in 1999.Continued productivity improvements in general administrative activities offset increases in sales commission and legal, professional and acquisition related expenses. The result was more than a two and a half times increase in operating income to $34.5 million (9.9% of net sales) in 2000 versus $13.3 million (4.6% of net sales) in 1999.

Operating expenses in 1999 declined to 16.5% of net sales or $48.1 million, 6.3% lower than the 17.6% in 1998.The Company continued to experience productivity improvements from its infrastructure investments in management information systems and associate training programs, which resulted in lower staffing levels. With the exception of higher commission expense due to increased sales, operating expenses actually declined by 1.3% from 1998.Operating income improved by almost 50% to $13.3 million in 1999 (4.6% of net sales) compared with $8.9 million (3.3% of net sales) in 1998.

Interest expense increased by a million dollars in 2000 due to the acquisition debt added late in the year. The new debt agreement entered into in August 2000, lowered the Company’s average borrowing rate by over one percentage point. In 1999, the interest expense had declined as a result of lower average debt levels and lower interest rates from improved operating performance.

The Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) was $45.7 million for 2000, almost double the $23.5 million EBITDA earned in 1999.

Financial Condition

Working capital was $58 million at the end of 2000 compared with $38.5 million at the end of 1999.The current ratio increased to 1.76 in 2000 from 1.68 in 1999 as accounts receivable and inventory balances grew more than current related payables. Cash flow generated from operating activities was a strong $27.5 million in 2000 versus $12.2 million in 1999. These results reflect the significant improvement in operating results this year, which offset a $9.5 million increase in inventory.

Accounts receivable were $56.6 million at the end of 2000, which includes $15.8 in receivables from the acquisitions, compared with $40.7 million at the end of 1999.Days sales outstanding were about 49.2 this year compared with 49.8 days for 1999.

Inventory levels at the end of 2000 were $59.6 million compared with $42.6 million at the end of 1999.Of this $17.3 million increase, $7.5 million is inventory acquired in the Pyramid and Ameriduct purchases. Almost the entire remaining increase has occurred in the PVC Pipe business as pounds of resin are up almost 45% from the low level at the end of last year, while resin pricing at the end of 2000 is relatively the same as the prior year end.

Accounts payable at year end were approximately the same ($28.6 million) as last year, as the Company has decreased its purchasing activity in the last quarter to help adjust its inventory levels going into next year.

The current balance in deferred tax assets increased due to improved operating results allowing the Company to utilize net operating losses to reduce current expected tax payments. Accrued expenses reflect acquired liabilities to be paid in the next year and the expectation that outstanding legal cases will be resolved in the next year. The current portion of long-term debt has increased to reflect the amortization schedule of term debt provided in the new credit agreement.

The Company completed the refinancing of its debt during 2000 to provide up to $194 million in a five-year facility with a ten bank consortium of which $48.5 million is a term loan. During the year the Company utilized in excess of $110 million for the acquisitions of Pyramid and Ameriduct. Excluding these acquisitions, the Company would have paid down nearly $20 million in debt.

Capital expenditures totaled $11.1 million in 2000 compared with $7.6 million in 1999.The current year spending was primarily for conduit extrusion capacity additions, distribution center productivity, new product tooling and quality enhancements.

Outlook

The following paragraphs contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

We began to express caution with respect to the moderating effects on the general economy of interest rate increases in our Form 10-Q filings and quarterly earnings releases throughout 2000. The general level of economic activity slowed dramatically in the fourth quarter of 2000 and this slowing has continued into the first quarter of 2001, especially in the telecommunications market where funding sources for infrastructure development projects were sharply contracted or eliminated.

On January 30, 2001, in our fourth quarter 2000 earnings release and web cast conference call, we outlined our expectations for both the first quarter and full year 2001 which reflected the best information available to us at that time from economic data as well as input from customers and our sales force. Since then, we have experienced a significantly lower sales order rate which now causes us to reduce our earnings estimate accordingly. Recent announcements by major telecommunications companies lowering their growth forecasts and recognizing the severity of the economic slowdown are having an effect on our performance. The sales order activity from the telecommunication infrastructure market has fallen precipitously in light of the slowing or deferral of outside plant construction projects (including the installation of fiber optic backbone networks) over the past several weeks. While we continue to believe that the telecom infrastructure market’s prospects over the next two or three years are projected to be good, the near term decline reflects a combination of conservative capital spending and difficulty in gaining firm financing agreements as a result of general credit tightening measures.

Our Carlon business segment encompasses both the telecom market and the residential and commercial construction markets. While the telecom activity has slowed, we are encouraged by the continuing strength in housing permits and housing starts, which should begin to favorably impact our results in the second quarter.

The dramatic fall in consumer confidence, its lowest level in seven years, is likely to reduce the growth target of our Lamson Home Products business segment as evidenced by recent public statements by its largest customer, Home Depot.

The PVC Pipe business segment is highly sensitive to commodity raw material pricing volatility. Currently, margins are very tight due to aggressive competition trying to defend market share positions in a climate of soft demand.

The length and depth of the economic slowing are problematic to estimate, at best. The spring months should bring some increased spending simply due to seasonal factors. If the economy begins to respond to the interest rate reductions over the next several months, we believe that some of the “wait and see’ conservatism will abate and more capital spending will begin to flow in the second half of 2001.

We previously disclosed a projected sales level of $95 to $100 million for the first quarter of 2001 which would likely result in an earnings range of 22 cents to 25 cents per diluted share. As a result of the factors described above, we now project an $85 million to $90 million sales range resulting in earnings of 3 cents to 8 cents per diluted share for the first quarter of 2001. This revised earnings level reflects the reduction in plant operating rates, particularly for high density polyethylene (HDPE) conduit that has resulted in unabsorbed fixed costs creating higher manufacturing variances.

For the full year 2001, we have previously indicated a range of $460 million to $470 million in net sales and an earnings range of $1.70 to $1.75 per diluted share. While we anticipate that demand will begin to strengthen in the second quarter, in light of the projected weaker first quarter described above and continued competitive pricing, we are revising our projection for the full year 2001 to a net sales range of $430 million to $440 million and net earnings of $1.00 to $1.10 per diluted share.

The volume levels currently being experienced, and those projected for the balance of the year, effectively preclude the Company from sustaining growth in earnings per share for 2001. We are disappointed that low volume will prevent the Company from fully demonstrating the improved performance made possible by continued progress in cost reduction and operating efficiency. Even at the reduced volume, which is now projected, the EBITDA level for 2001 is projected to exceed EBITDA for 2000 by $9 million. For 2001, the increase projected in EBITDA is offset by the projected increase of $7.2 million in interest expense resulting from the increased borrowings to finance the Company’s two recent acquisitions as well as projected increased charges of $5 million and $2 million for amortization of goodwill and income taxes, respectively.

Lamson & Sessions is a leading producer of thermoplastic enclosures, fittings, wiring outlet boxes and conduit for the electrical, telecommunications, consumer, power and wastewater markets. For additional information, please visit our Web site at: www.lamson-sessions.com.

The above statements contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining stable level of housing starts, telecom infrastructure spending, consumer confidence and general construction trends, and (iv) further deterioration in the country’s general economic condition affecting the markets for the Company’s products.

Item 7(a). — Market Risk Disclosures

The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and commodity prices for PVC and HDPE resins. The Company does not use derivative financial instruments for speculative or trading purposes.

Almost all of the Company’s long-term debt obligations bear interest at a variable rate. In order to mitigate the risk associated with interest rate fluctuations, in January 2001, the Company entered into an interest rate swap with a notional amount of $48.5 million and effectively fixed the variable rate debt at 5.48% plus the Company’s risk premium of 1.125% to 1.875%.The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss.

These risks and others that are detailed in this Form 10-K and in the Company’s Annual Report must be considered by any investor or potential investor in the Company.

Item 8. — Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF INCOME

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

	Fiscal Years

(Dollars in thousands, except per share data)	2000	1999	1998

NET SALES	$348,733	$291,381	$270,914

Cost of products sold	260,114	229,981	214,410

GROSS PROFIT	88,619	61,400	56,504

Operating expenses	54,132	48,054	47,584

OPERATING INCOME	34,487	13,346	8,920

Interest expense	4,539	3,558	4,341

INCOME BEFORE INCOME TAXES	29,948	9,788	4,579

Income tax provision (Benefit)	8,500	(9,000)	(2,100)

NET INCOME	$21,448	$18,788	$6,679

BASIC EARNINGS PER COMMON SHARE	$1.58	$1.40	$0.50

DILUTED EARNINGS PER COMMON SHARE	$1.53	$1.39	$0.50

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

	Fiscal Years

(Dollars in thousands)	2000	1999	1998

OPERATING ACTIVITIES

Net income	$21,448	$18,788	$6,679

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	11,229	10,136	9,957

Loss on disposal of assets	—	516	—

Deferred income taxes	6,903	(9,000)	(2,100)

Net change in working capital accounts (excluding effect of acquired businesses):

Accounts receivable	1,574	(5,596)	(2,129)

Inventories	(9,531)	(3,399)	6,413

Prepaid expenses and other	1,217	(2,041)	4,535

Accounts payable, accrued expenses and other current liabilities	1,924	10,629	(10,391)

Other long-term items	(7,243)	(7,835)	(4,243)

CASH PROVIDED BY OPERATING ACTIVITIES	27,521	12,198	8,721

INVESTING ACTIVITIES

Net additions to property, plant and equipment	(11,085)	(7,563)	(4,546)

Acquisitions, net of cash acquired	(112,839)	—	—

CASH USED IN INVESTING ACTIVITIES	(123,924)	(7,563)	(4,546)

FINANCING ACTIVITIES

Long-term borrowings	161,387	—	—

Retirement of previous credit agreement	(42,296)	—	—

Payments on long-term borrowings and capital lease obligations	(25,330)	(3,848)	(3,816)

Exercise of stock options	1,370	—	168

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	95,131	(3,848)	(3,648)

(DECREASE) INCREASE IN CASH	(1,272)	787	527

Cash at beginning of year	2,724	1,937	1,410

CASH AT END OF YEAR	$1,452	$2,724	$1,937

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

December 30, 2000 and January 1, 2000
(Dollars in thousands)	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,452	$2,724

Accounts receivable, net	56,659	40,676

Inventories, net

Finished goods and work-in-process	53,283	36,778

Raw materials	6,290	5,783

	59,573	42,561

Deferred tax assets	13,211	4,963

Prepaid expenses and other	4,011	3,780

TOTAL CURRENT ASSETS	134,906	94,704

PROPERTY, PLANT AND EQUIPMENT

Land	5,717	3,588

Buildings	22,983	22,251

Machinery and equipment	116,154	92,893

	144,854	118,732

Less allowances for depreciation and amortization	79,557	70,639

Total Net Property, Plant and Equipment	65,297	48,093

GOODWILL	88,868	2,141

PENSION ASSETS	21,555	19,046

DEFERRED TAX ASSETS	—	15,787

OTHER ASSETS	9,667	3,548

TOTAL ASSETS	$320,293	$183,319

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

December 30, 2000 and January 1, 2000
(Dollars in thousands, except per share data)	2000	1999

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$28,572	$28,237

Accrued compensation and benefits	10,034	9,184

Other accrued expenses	25,499	11,269

Taxes	4,383	3,645

Current maturities of long-term debt	8,168	3,888

TOTAL CURRENT LIABILITIES	76,656	56,223

LONG-TERM DEBT	130,276	36,919

POST-RETIREMENT BENEFITS AND OTHER

LONG-TERM LIABILITIES	27,332	26,808

SHAREHOLDERS’ EQUITY

Common shares, without par value, stated value of $.10 per
share, authorized 20,000,000 shares; outstanding 13,697,277
shares in 2000 and 13,453,251 shares in 1999	1,369	1,345

Other capital	74,997	73,616

Retained earnings (Deficit)	10,236	(11,212)

Cumulative other comprehensive income (Loss)	(573)	(380)

Total Shareholders’ Equity	86,029	63,369

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$320,293	$183,319

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

				Cumulative Other
				Comprehensive Income (Loss)
			Retained			Total
	Common	Other	Earnings	Foreign Currency	Minimum Pension	Shareholders'
	Shares	Capital	(Deficit)	Translation	Liability	Equity

Balance at January 3, 1998	$1,341	$73,409	$(36,679)	$(279)	$(811)	$36,981

Net income			6,679			6,679

Other comprehensive income (Loss):

Foreign currency translation				(72)		(72)

Minimum pension liability					375	375

Total comprehensive income (Loss)						6,982

Issuance of 30,350 shares under employee benefit plans	3	165				168

Balance at January 2, 1999	$1,344	$73,574	$(30,000)	$(351)	$(436)	$44,131

Net income			18,788			18,788

Other comprehensive income:

Foreign currency translation				28		28

Minimum pension liability					379	379

Total comprehensive income						19,195

Issuance of 8,717 shares under employee benefit plans	1	42				43

Balance at January 1, 2000	$1,345	$73,616	$(11,212)	$(323)	$(57)	$63,369

Net income			21,448			21,448

Other comprehensive income:

Foreign currency translation				(207)		(207)

Minimum pension liability					14	14

Total comprehensive income						21,255

Issuance of 244,026 shares under employee benefit plans	24	1,381				1,405

Balance at December 30, 2000	$1,369	$74,997	$10,236	$(530)	$(43)	$86,029

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

Three fiscal years ended December 30, 2000

NOTE A—ACCOUNTING POLICIES

Fiscal Year: The Company’s fiscal year end is the Saturday closest to December 31.

Principles of Consolidation and Presentation: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of intercompany items. Certain 1999 and 1998 items have been reclassified to conform with the 2000 financial statement presentation.

Recent Accounting Standard Changes: The Company will adopt Financial Accounting Standards Board Statement No. 133 (SFAS 133), Accounting for Derivatives and Hedging Activities, as amended, as of December 31, 2000, as required. SFAS 133 requires that all derivative instruments be recorded as either assets or liabilities at fair value. Gains or losses resulting from changes in the values of the derivative instruments may be recognized immediately or deferred depending on the use of the derivative and whether it qualifies as a hedge. The impact of complying with SFAS 133 will not have a material effect on the Company’s results of operations, financial position or cash flows.

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

Property and Depreciation: Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over periods up to 31.5 years. Machinery and equipment is depreciated over periods ranging from 3 years to 15 years. Accelerated methods of depreciation are used for federal income tax purposes.

Impairment of Long-Lived Assets: The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company would record an impairment charge or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, measured using undiscounted cash flows, or the useful life has changed.

Goodwill: Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method and is amortized on a straight line basis over the expected period of benefit ranging from 5 to 20 years. Accumulated amortization of goodwill was $1,318,000 and $451,000 at December 30, 2000 and January 1, 2000, respectively.

Income Taxes: The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.“Investment tax credits are recorded using the flow-through method.

Revenue Recognition: Revenues are derived from sales to unaffiliated customers and are recognized when products are shipped and title has transferred.

Research and Development Costs: Research and Development (R&D) costs consist of Company-sponsored activities to develop new value-added products. R&D costs are expensed as incurred and expenditures were $3,300,000, $3,800,000 and $3,700,000 in 2000, 1999 and 1998, respectively. R&D costs are included in operating expenses in the Consolidated Statements of Income.

Advertising Costs: Advertising costs are expensed as incurred and totaled $3,000,000, $2,300,000 and $2,600,000 for 2000, 1999 and 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE B—ACQUISITIONS

On September 22, 2000 and December 15, 2000, the Company acquired Pyramid for $45.4 million and Ameriduct for $63.8 million plus assumed debt of $3.9 million plus transaction costs. In addition, pursuant to terms of non-competition agreements, Lamson will pay three former Pyramid shareholders $6.5 million over a five-year period, including $1.5 million, which was paid at closing. The acquisitions were funded through the Company’s secured credit agreement. Both Pyramid and Ameriduct are leading manufacturers of HDPE conduit used in building telecommunications and utility infrastructure.

The acquisitions have been accounted for by the purchase method and, accordingly, the operating results have been included in the Company’s consolidated financial statements and the Carlon business segment since the respective dates of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values. For financial statement purposes, goodwill relating to these acquisitions is being amortized by the straight-line method over 20 years. The following summary of the assets acquired and liabilities assumed is based upon a preliminary purchase price allocation.

(Dollars in thousands)

Estimated fair values

Assets acquired	$52,007

Liabilities assumed	(22,898)

Goodwill	83,858

Purchase price paid	112,967

Less cash acquired	(128)

Net cash paid	$112,839

Unaudited pro forma results of operations as if the acquisition occurred as of January 2, 2000 and January 1, 1999 follows. The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable. However, the pro forma results do not include any cost savings, revenue enhancements or other effects of the planned integration of the Company, Pyramid and Ameriduct and are not necessarily indicative of the results which would have occurred if the business combination had been in effect at the beginning of each of the years presented, or which may result in the future.

	(Unaudited)
	Pro Forma Year Ended
(Dollars in thousands)	2000	1999

Net Sales	$437,206	$366,823

Net Income	$22,104	$14,652

Basic Earnings Per Share	$1.63	$1.09

Diluted Earnings Per Share	$1.58	$1.09

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE C—LONG-TERM DEBT AND COMMITMENTS

Long-term debt consists of the following:

	Fiscal Years

(Dollars in thousands)	2000	1999

Secured Credit Agreement:

Term	$48,500	$8,250

Revolver	77,400	23,000

	125,900	31,250

Industrial Revenue Bonds	11,315	8,070

Other	1,229	1,487

	138,444	40,807

Less amounts classified as current	8,168	3,888

	$130,276	$36,919

In August 2000, the Company completed the refinancing of its previous secured credit agreement by entering into a new five-year, $125 million revolving credit agreement with a consortium of banks led by Harris Trust of Chicago. In December 2000, in conjunction with the acquisition of Ameriduct, the agreement was amended and increased to a $194 million facility, consisting of $48.5 million in term debt and $145.5 million in a revolver. Beginning in the third quarter of 2001, the term portion of this agreement requires principal payments of $2 million at the end of the first and second quarter and $3.5 million at the end of the third and fourth quarter of each year with a balloon payment in August 2005.This agreement is secured by substantially all of the Company’s assets. Interest on this credit facility is at LIBOR plus 1.125% to 1.875%.The specific rate is determined based on the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization and is adjusted quarterly. The rate at December 30, 2000 is 8.42%.In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $17,700,000 under the agreement. The Company’s credit agreement contains various restrictive covenants pertaining to maintenance of net worth, certain financial ratios and limits the amount of stock repurchases and dividend payments.

The Company’s Industrial Revenue Bond financings include several issues due in annual installments from 2000 through 2023 with interest at variable rates. The weighted average rate for these bonds at December 30, 2000 was 4.7%.The Company maintains a letter of credit related to one of the Industrial Revenue Bond financings of approximately $1,800,000 with a bank.

The Company’s headquarters is subject to a mortgage payable in equal monthly installments through 2003 with interest at 8.625%.

In January 2001, the Company entered into an interest rate swap with the bank group with a notional amount of $48.5 million which declines in conjunction with the term debt maturities, fixing the interest rate at 5.48% plus the Company’s risk premium of 1.125% to 1.875%.

The aggregate minimum combined maturities of long-term debt for the years 2002 through 2005 are approximately $12,451,000, $12,454,000, $12,060,000 and $87,060,000 respectively, with $6,251,000 due thereafter.

Interest paid was $4,026,000, $3,679,000 and $4,253,000 in 2000, 1999 and 1998, respectively.

Rental expense was $5,861,000, $4,908,000 and $4,092,000 in 2000, 1999 and 1998, respectively. Aggregate future minimum payments related to non-cancelable operating leases with initial or remaining terms of one year or more for the years 2001 through 2005 are approximately $3,840,000, $3,374,000, $2,836,000, $2,303,000 and $1,687,000, respectively, with $6,116,000 due thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE D—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors several qualified and nonqualified pension plans and other post-retirement benefit plans for its current and former employees. The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over each of the two years in the period ended December 30, 2000 and a statement of the funded status at both years end:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2000	1999	2000	1999

Change in Benefit Obligation

Obligation at beginning of year	$74,079	$83,151	$14,040	$18,403

Service cost	886	1,277	13	329

Interest cost	5,300	5,179	980	1,132

Plan participants’ contribution	—	—	96	100

Plan amendment	76	—	—	(2,630)

Actuarial (gain) loss	163	(8,679)	(23)	(1,304)

Benefits paid	(6,705)	(6,849)	(2,012)	(1,990)

Obligation at end of year	$73,799	$74,079	$13,094	$14,040

Effective January 1, 2000, the Company amended its salaried associates retirement benefits program by phasing out certain medical benefits.

	Pension Benefits		Other Benefits
(Dollars in thousands)	2000	1999	2000	1999

Change in Plan Assets

Fair value of plan assets at beginning of year	$88,679	$83,899

Actual return on plan assets	7,684	9,210

Employer contributions	317	2,419	$1,916	$1,890

Plan participants’ contributions	—	—	96	100

Benefits paid	(6,705)	(6,849)	(2,012)	(1,990)

Fair value of plan assets at end of year	$89,975	$88,679	$—	$—

Plan assets include 760,856 shares of the Company’s Common Stock with a fair market value at December 30, 2000 of $8 million and 682,756 common shares with a fair value of $3.3 million at January 1, 2000.

	Pension Benefits		Other Benefits
(Dollars in thousands)	2000	1999	2000	1999

Funded Status

Fund status at end of year	$16,176	$14,600	$(13,094)	$(14,040)

Unrecognized actuarial loss (gain)	2,219	1,565	(2,342)	(2,517)

Unrecognized transition (asset)	(1,252)	(1,340)	—	—

Unrecognized prior service cost (gain)	246	230	(2,433)	(2,630)

Net amount recognized at end of year	$17,389	$15,055	$(17,869)	$(19,187)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE D—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS—Continued

The pension benefits table above provides information relating to the funded status of all defined benefit pension plans on an aggregated basis. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $4.4 million, $4.1 million and $0, respectively, as of December 30, 2000 and $4.2 million, $3.9 million and $0, respectively, as of January 1, 2000.

The following table provides the amounts recognized in the consolidated balance sheets for both years:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2000	1999	2000	1999

Prepaid benefit cost	$21,555	$19,046

Accrued benefit liability	(4,280)	(4,085)	$(17,869)	$(19,187)

Intangible asset	71	37	—	—

Accumulated other comprehensive income	43	57	—	—

	$17,389	$15,055	$(17,869)	$(19,187)

The assumptions used in the measurement of the Company’s benefit obligations at January 1, 2001 and January 1, 2000 were:

	Pension Benefits		Other Benefits
	2000	1999	2000	1999

Discount rate	7.5%	7.5%	7.5%	7.5%

Expected return on plan assets	9.5%	9.5%

Rate of salary increase	5.0%	5.0%

For measurement purposes, an 8.8% average health care cost trend rate was used for 2001 (9% in 2000). The rate is assumed to decline gradually each year to an ultimate rate of 5.5% in 2007 and thereafter. A 1% change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	1% Increase	1% Decrease

Net periodic benefit cost	$74	$(67)

Accumulated post-retirement benefit obligation	$907	$(817)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE D—PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS—Continued

The components of net periodic benefit cost (income) are as follows:

	Pension Benefits			Other Benefits
(Dollars in thousands)	2000	1999	1998	2000	1999	1998

Service cost	$886	$1,277	$1,164	$13	$329	$289

Interest cost	5,300	5,179	5,306	980	1,132	1,206

Expected return on assets	(8,111)	(7,660)	(7,086)	—	—	—

Net amortization and deferral	(93)	193	168	(394)	(115)	(149)

Defined contribution plans	1,147	709	853	—	—	—

	$(871)	$(302)	$405	$599	$1,346	$1,346

In addition to the defined benefit plans described above, the Company also sponsors a defined contribution plan which covers substantially all full-time associates. The Company’s matching contribution is a minimum of 50% of voluntary employee contributions of up to 6% of wages.

The Company remains contingently liable for certain post-retirement benefits of certain businesses previously sold.

NOTE E—LITIGATION

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

The Company has filed a suit to recover damages related to the termination of the agreement to sell its PVC Pipe business. This matter is scheduled for trial in March 2001.It is premature to estimate the timing for a resolution of this suit.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company’s financial position, cash flows or results of operations.

NOTE F—ENVIRONMENTAL

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

During the second quarter of 1999, the Company reached a settlement on litigation involving environmental matters at a property sold by the Company in 1981 whereby the Company agreed to incur costs of certain remediation activities which will occur over several years. The settlement did not have a material impact on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE G—COMMON, PREFERRED, PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at December 30, 2000. The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value (“Series II Preference Stock”), which relates to the Rights Agreement, dated as of September 8, 1998, between the Company and National City Bank (the “Rights Agreement”).

Under the Company’s Rights Agreement, each shareholder has the right to purchase from the Company one one-hundredth of a share of the Series II Preference Stock, subject to adjustment, upon payment of an exercise price of $44.75.The Rights will become exercisable only after a person or group acquires beneficial ownership of or commences a tender or exchange offer for 15% or more of the Company’s Common Shares. Rights held by persons who exceed that threshold will be void. In the event that a person or group acquires beneficial ownership of 15% or more of the Company’s Common Shares, or a 15% shareholder merges into or with the Company or engages in one of a number of self-dealing transactions, each Right would entitle its holder to purchase a number of the Company’s Common Shares (or, in certain cases, common stock of an acquirer) having a market value of twice the Right’s exercise price.

The Company’s Board of Directors may, at its option, redeem all Rights for $0.01 per Right, generally at any time prior to the Rights becoming exercisable. The Rights will expire on September 20, 2008, unless earlier redeemed, exchanged or amended by the Board of Directors.

NOTE H—STOCK COMPENSATION PLANS

Under the 1994 Nonemployee Directors Stock Option Plan, the Company is authorized to issue 160,000 common shares in non-qualified stock options. The stock options become exercisable one year after date of grant and expire at the end of ten years. At December 30, 2000, a total of 87,000 shares were available for future grant of stock options under this Plan.

On May 5, 1998, the Company’s 1988 Incentive Equity Performance Plan expired. At December 30, 2000, there were options outstanding under the Plan representing 1,107,350 shares of the Company’s Common Stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through April 20, 2008.

Under the 1998 Incentive Equity Plan, the Company is authorized to issue 1,300,000 incentive stock options (ISOs), non-qualified stock options, stock appreciation rights (SARs) and restricted or deferred stock. Stock options generally become exercisable, in part, one year after date of grant and expire at the end of ten years. At December 30, 2000, under this Plan, a total of 567,425 shares were available for future grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE H—STOCK COMPENSATION PLANS—Continued

A summary of the status of the Company’s three stock compensation plans as of December 30, 2000, January 1, 2000 and January 2, 1999, and changes during the respective years then ended, is presented below:

	2000		1999		1998

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,712	$6.34	1,475	$6.73	1,179	$6.83

Granted	454	7.60	341	5.00	461	6.91

Exercised	(243)	5.97	—	—	(30)	5.54

Forfeited	(49)	6.39	(104)	7.66	(135)	8.47

Outstanding at end of year	1,874	$6.69	1,712	$6.34	1,475	$6.73

Options exercisable at year-end	1,197		1,118		899

Weighted-average fair value of options granted during the year		$4.01		$1.85		$2.55

The following table summarizes information about options outstanding at December 30, 2000:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Exercise Prices	at 12/30/00	Contractual Life (Yrs)	Exercise Price	at 12/30/00	Exercise Price

$0-5	353,300	6.47	$4.04	173,798	$4.71

5-10	1,449,350	6.01	6.82	1,012,716	6.85

10-15	46,500	8.92	10.95	10,500	10.23

15-20	25,000	9.67	16.74	—	—

The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based plans. Accordingly, compensation cost has not been recognized for the fixed stock-based compensation plans. Had compensation expense been recognized following SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income and earnings per share would have been as follows:

		Fiscal Years

(Dollars in thousands, except per share data)		2000	1999	1998

Net income	As reported	$21,448	$18,788	$6,679

	Pro forma	20,941	18,322	6,230

Basic earnings per share	As reported	$1.58	$1.40	$0.50

	Pro forma	1.54	1.36	0.46

Diluted earnings per share	As reported	$1.53	$1.39	$0.50

	Pro forma	1.50	1.36	0.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE H—STOCK COMPENSATION PLANS—Continued

For pro forma calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2000	1999	1998

Expected volatility	52.2%	29.8%	30.0%

Risk-free interest rates	6.05%	5.74%	5.62%

Average expected life	5 years	5 years	5 years

NOTE I—EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Years

(Dollars and shares in thousands, except per share data)	2000	1999	1998

Basic Earnings Per Share Computation

Net Income	$21,448	$18,788	$6,679

Average Common Shares Outstanding	13,570	13,448	13,433

Basic Earnings Per Share	$1.58	$1.40	$0.50

Diluted Earnings Per Share Computation

Net Income	$21,448	$18,788	$6,679

Basic Shares Outstanding	13,570	13,448	13,433

Stock Options Calculated Under the Treasury Stock Method	419	34	55

Total Shares	13,989	13,482	13,488

Diluted Earnings Per Share	$1.53	$1.39	$0.50

NOTE J—INCOME TAXES

Components of income tax provision (benefit) reflected in the consolidated statements of income are as follows:

(Dollars in thousands)	2000	1999	1998

Current:

Federal	$983	$—	$—

State and local	614	—	—

	1,597	—	—

Deferred:

Federal	7,650	(9,000)	(2,100)

State and local	(747)	—	—

	6,903	(9,000)	(2,100)

Total	$8,500	$(9,000)	$(2,100)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE J—INCOME TAXES—Continued

The components of deferred taxes included in the balance sheets as of December 30, 2000 and January 1, 2000 are as follows:

	Fiscal Years

(Dollars in thousands)	2000	1999

Deferred tax assets:

Net operating loss carryforwards (Federal & State)	$7,760	$18,700

Other accruals, credits and reserves	8,062	6,300

General business and alternative minimum tax credits	3,485	2,600

Post-retirement benefits other than pensions	6,254	7,000

	25,561	34,600

Less: valuation allowance	—	(2,600)

Total deferred tax assets	25,561	32,000

Deferred tax liabilities:

Tax in excess of book depreciation	7,232	5,900

Pensions	6,070	5,350

Total deferred tax liabilities	13,302	11,250

Total net deferred tax assets	$12,259	$20,750

The valuation allowance for net deferred tax assets decreased by $2,600,000 and $11,900,000 in 2000 and 1999, respectively. The reduction in 2000 was primarily the result of utilization of state net operating losses and the reversal of $1,700,000 of the valuation allowance associated with state net operating losses and general business tax credits. The reversal of valuation allowance in 2000 and 1999 was based on (i) continued improved operating results in 2000 and 1999 and, (ii) projected operating results for 2001 and thereafter. The Company has available federal net operating loss carryforwards totaling approximately $21.2 million, which expire in the years 2008 to 2012.The Company also has available general business tax credit carryforwards of $1.5 million, which expire through 2018 and alternative minimum tax credit carryforwards of approximately $2 million, which may be carried forward indefinitely.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

	Fiscal Years

(Dollars in thousands)	2000	1999	1998

Tax expense at statutory rates	$10,482	$3,426	$1,603

Adjustment due to:

Change in valuation allowance	(2,600)	(11,900)	(4,300)

Other	618	(526)	597

	$8,500	$(9,000)	$(2,100)

Income taxes paid in 2000 and 1998 were $904,000 and $11,000, respectively. In 1999 the Company received an income tax refund of $78,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE K—BUSINESS SEGMENTS

The Company’s reportable segments are as follows:

Carlon —Industrial, Residential, Commercial, Telecommunications and Utility Construction: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical, telecommunications and wire raceway systems and a broad line of nonmetallic enclosures, outlet boxes and electrical fittings. Examples of the applications for the products included in this segment are multi-cell duct systems or HDPE conduit designed to protect underground fiber optic cables allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable. The two recent acquisitions of Pyramid and Ameriduct are included as part of the Carlon segment.

Lamson Home Products —Consumer: The major customers served are home centers and mass merchandisers for the “do-it-yourself” home repair market. The products included in this segment are outlet boxes, liquidtight conduit, electrical fittings, chimes and lighting controls.

PVC Pipe: This business segment supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. The 1/2 inch to 6 inch electrical and telecommunications conduit is made from PVC and is used to protect wire or fiber optic cables supporting the infrastructure of our power or telecommunications systems. In addition, this segment provides closed profile engineered sewer pipe ranging in diameter from 21 inches to 54 inches to various municipalities and private contractors for drainage systems in new construction and rehabilitation markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE K—BUSINESS SEGMENTS—Continued

(Dollars in thousands)	2000	1999	1998

Net Sales

Carlon	$142,979	$120,975	$109,458

Lamson Home Products	63,351	53,401	50,348

PVC Pipe	142,403	117,005	111,108

	$348,733	$291,381	$270,914

Operating Income (Loss)

Carlon	$21,687	$15,065	$14,660

Lamson Home Products	1,856	1,135	(1,783)

PVC Pipe	20,224	5,814	4,113

Corporate Office	(9,280)	(8,668)	(8,070)

	$34,487	$13,346	$8,920

Depreciation and Amortization

Carlon	$5,187	$3,737	$3,482

Lamson Home Products	2,520	2,792	2,618

PVC Pipe	3,522	3,607	3,857

	$11,229	$10,136	$9,957

Total assets by business segment at December 30, 2000, January 1, 2000 and January 2, 1999.

Identifiable Assets

Carlon	$184,527	$52,326	$50,704

Lamson Home Products	31,720	30,658	31,542

PVC Pipe	61,449	51,393	48,843

Corporate Office (includes deferred tax and pension assets)	42,597	48,942	29,578

	$320,293	$183,319	$160,667

Substantially all sales are made within North America. Net sales to a single customer within the Carlon and PVC Pipe segments totaled approximately 17% in 2000 and 1999 and 15% in 1998 of consolidated net sales.

NOTE L—RESTRUCTURING CHARGE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE M—SUMMARY OF QUARTERLY RESULTS OF OPERATIONS—(UNAUDITED)

(Dollars in thousands, except per share data)

						Market Price
				Basic Earnings	Diluted Earnings	Per Share
	Net	Gross	Net	Per	Per
	Sales	Profit	Income	Common Share	Common Share	High	Low

Fiscal 2000:

First quarter	$80,355	$21,320	$4,698	$0.35	$0.35	$8.25	$4.75

Second quarter	91,284	26,908	7,131	0.53	0.52	15.31	7.25

Third quarter	88,291	22,867	6,976	0.51	0.48	24.88	11.75

Fourth quarter	88,803	17,524	2,643	0.19	0.19	12.44	8.63

Total	$348,733	$88,619	$21,448	$1.58	$1.53*

Fiscal 1999:

First quarter	$67,198	$15,452	$2,724	$0.20	$0.20	$5.63	$4.75

Second quarter	74,482	14,130	1,787	0.13	0.13	6.44	4.94

Third quarter	75,436	16,127	3,767	0.28	0.28	6.94	4.56

Fourth quarter	74,265	15,691	10,510 (1)	0.78	0.78	5.25	4.44

Total	$291,381	$61,400	$18,788	$1.40*	$1.39

*	Earnings per share were computed on a stand-alone quarterly basis for each respective quarter. Therefore, the sum of the quarters in 1999 for Basic Earnings Per Common Share and in 2000 for Diluted Earnings Per Common Share do not equal the years’ total due to rounding.

(1)	Includes an income tax benefit of $6,900 in the fourth quarter of 1999 compared with $700 in each of the previous three quarters of 1999. See Note J.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
The Lamson & Sessions Co.

We have audited the accompanying consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2000.Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at December 30, 2000 and January 1, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Cleveland, Ohio
January 30, 2001

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

To meet management’s responsibility for financial reporting, we have established internal control systems that we believe are adequate to provide reasonable assurance that our assets are protected from loss. These systems produce data used for the preparation of published financial information and provide for appropriate reporting relationships and division of responsibility. All significant systems and controls are reviewed periodically by management in order to ensure compliance and by our independent auditors to support their audit work. It is management’s policy to implement a high proportion of recommendations resulting from this review.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets regularly with management, the internal audit group and our independent auditors to review accounting, auditing and financial matters. Both the independent audit and the internal auditor group have free access to the Audit Committee, with or without management, to discuss the scope and results of their audits and the adequacy of the system of internal controls.

/s/ John B. Schulze John B. Schulze Chairman of the Board, President and Chief Executive Officer

/s/ James J. Abel James J. Abel Executive Vice President, Secretary, Treasurer and Chief Financial Officer

/s/ Lori L. Spencer Lori L. Spencer Vice President and Controller Principal Accounting Officer

PART II

Item 9. — Disagreements on Accounting and Financial Disclosure

None

PART III

Item 10. — Directors and Executive Officers of the Registrant

(a)	Directors

The information set forth under the caption “Election of Directors” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held April 27, 2001 is hereby incorporated by reference.

(b)	Executive Officers — See Part I

(c)	Compliance with Section 16 (a) of the Exchange Act.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held April 27, 2001 is hereby incorporated by reference.

Item 11. — Executive Compensation

The information set forth under the caption “Executive Compensation” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held April 27, 2001 is hereby incorporated by reference.

Item 12. — Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions “Ownership of the Company’s Common Shares,” “Election of Directors” and “Security Ownership of Management” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 27, 2001 is hereby incorporated by reference.

Item 13. — Certain Relationships and Related Transactions

During the past fiscal year, the Company, in the normal course of business, utilized the services of the law firm of Jones, Day, Reavis & Pogue, in which Mr. Coquillette, a director of the Company, is a partner. The Company plans to continue using the services of the firm in 2001.

PART IV

Item 14. — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

1.	Financial Statements

Consolidated Statements of Income for Fiscal Years Ended 2000, 1999 and 1998.

Consolidated Statements of Cash Flows for Fiscal Years Ended 2000, 1999 and 1998.

Consolidated Balance Sheets at December 30, 2000 and January 1, 2000.

Consolidated Statements of Shareholders’ Equity for Fiscal Years Ended 2000, 1999 and 1998.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts and Reserves.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	The exhibits listed in the accompanying Exhibit Index and required by Item 601 of Regulation S-K (numbered in accordance with Item 601 of Regulation S-K) are filed or incorporated by reference as part of this Report.

(b)	Reports on Form 8-K

1.	Form 8-K filed on October 6, 2000.

2.	Form 8-K/A filed on December 5, 2000.

(c)	Exhibits — See 14(a) 3.

SCHEDULE II — Valuation and Qualifying Accounts and Reserves

(Dollars in thousands)

	Balance at	Charged to				Balance at
	Beginning of	Costs and	Deductions			End of
Description	Period	Expenses	and Other			Period

Year Ended December 30, 2000

Allowances deducted from assets:

Trade receivable allowances	$2,078	$817	$501	(A	)	$2,394

Inventory obsolescence reserve	1,030	1,396	1,387	(B	)	1,039

Other current and long-term assets	400					400

Accounts and loss reserves included in current and long-term liabilities	3,680	500	212	(C	)	3,968

Year Ended January 1, 2000

Allowances deducted from assets:

Trade receivable allowances	$2,924	$574	$1,420	(A	)	$2,078

Inventory obsolescence reserve	1,189	1,369	1,528	(B	)	1,030

Other current and long-term assets	400					400

Accounts and loss reserves included in current and long-term liabilities	5,404		1,724	(C	)	3,680

Year Ended January 2, 1999

Allowances deducted from assets:

Trade receivable allowances	$2,975	$1,000	$1,051	(A	)	$2,924

Inventory obsolescence reserve	760	1,365	936	(B	)	1,189

Other current and long-term assets	400					400

Accounts and loss reserves included in current and long-term liabilities	5,419		15	(C	)	5,404

Note A — Principally write-off of uncollectible accounts and disputed items, net of recoveries.

Note B — Principally the disposal of obsolete inventory.

Note C — Principally payments on contractual obligations for previously-owned businesses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2001.

THE LAMSON & SESSIONS CO.

By	/s/ James J. Abel James J. Abel Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 21, 2001.

Signature	Title

/s/ John B. Schulze John B. Schulze	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ James J. Abel James J. Abel	Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Lori L. Spencer Lori L. Spencer	Vice President and Controller (Principal Accounting Officer)

/s/ James T. Bartlett* James T. Bartlett	Director

/s/ Francis H. Beam, Jr.* Francis H. Beam, Jr.	Director

/s/ Martin J. Cleary* Martin J. Cleary	Director

/s/ William H. Coquillette* William H. Coquillette	Director

Signature	Title

/s/ John C. Dannemiller* John C. Dannemiller	Director

/s/ George R. Hill* George R. Hill	Director

/s/ A. Malachi Mixon, III* A. Malachi Mixon, III	Director

/s/ John C. Morley* John C. Morley	Director

/s/ D. Van Skilling* D. Van Skilling	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.

February 26, 2001

By  /s/ James J. Abel
      James J. Abel, Attorney-in-fact

EXHIBIT INDEX

Exhibit No.

Management Contracts and Compensatory Plans required to be filed pursuant to Item 14 of Form 10-K are identified with an asterisk (*).

3(a)	Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-32875) filed with the Securities and Exchange Commission on August 5, 1997).

3(b)	Amended Code of Regulations of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year December 31, 1994).

4(a)	Specimen Certificate of Common Shares, without par value with Rights legend (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

4(e)	Form of Rights Certificate (incorporated by reference to Exhibit 4(oo) to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

4(g)	Rights Agreement, dated as of September 8, 1998, by and between the Company and National City Bank (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

*10(a)	1988 Incentive Equity Performance Plan (as amended as of February 26, 1998) (incorporated by reference to the Company’s Registration Statement on Form S-3 (Registration No. 333-65795) filed with the Securities and Exchange Commission on October 16, 1998).

*10(b)	Form of Three-Year Executive Change-in-Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(c)	Form of Two-Year Executive Change-in-Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(d)	Corporate Officers Incentive Compensation Plan (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10(e)	Form of Amended and Restated Supplemental Executive Retirement Agreement dated as of March 20, 1990 between the Company and certain of its executive officers (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 30, 1995).

*10(f)	The Company’s Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to the Company’s Registration Statement, on Form S-8 (Registration No. 333-12585) filed with the Securities and Exchange Commission on September 24, 1996).

*10(g)	Form of Indemnification Agreement between the Company and the Directors and certain officers (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10(h)	The Company’s Long-Term Incentive Plan (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 28, 1996).

10(j)	Mortgage and Security Agreement, dated October 29, 1993, between The Lamson & Sessions Co. and PFL Life Insurance Company (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended January 1, 1994).

10(k)	Asset Purchase Agreement between Iochpe-Maxion Ohio, Inc. and The Lamson & Sessions Co. dated as of May 4, 1994 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated as of May 27, 1994).

10(s)	Amended and Restated Loan Agreement dated as of July 14, 1995 by and between the Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 1995, the “GECC Loan Agreement”).

10(t)	Amendment No. 1 dated as of October 30, 1995, to the GECC Loan Agreement (incorporated by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the year ended December 30, 1995).

10(u)	Amendment No. 2 and Consent dated as of November 8, 1995 to the GECC Loan Agreement (incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the year ended December 30, 1995).

10(v)	Amendment No. 3 dated as of March 31, 1996, to the GECC Loan Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 1996).

10(w)	Amendment No. 4 dated as of October 25, 1996, to the GECC Loan Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 1996).

10(y)	Amendment No. 5 dated as of March 5, 1997, to the GECC Loan Agreement (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 28, 1996).

*10(z)	The Company’s Nonemployee Directors Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 033-62443) filed with the Securities and Exchange Commission on September 8, 1995).

10(aa)	Amendment No. 6 dated as of July 24, 1997 to the GECC Loan Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended July 5, 1997).

10(ab)	Amendment No. 7, dated as of January 30, 1998 to the GECC Loan Agreement (incorporated by reference to Exhibit 10(ab) to the Company’s Annual Report on Form 10-K for the year ended January 3, 1998).

*10(ac)	Amendment to the 1988 Incentive Equity Performance Plan (as amended as of February 26, 1998) (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 3, 1998).

*10(ad)	Amendment to The Lamson & Sessions Co. Deferred Savings Plan (as amended February 26, 1998) (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-46953) filed with the Securities and Exchange Commission on February 26, 1998).

*10(ae)	1998 Incentive Equity Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-61911) filed with the Securities and Exchange Commission on August 20, 1998).

10(af)	Amendment No. 8, dated as of January 29, 1999, to the GECC Loan Agreement (incorporated by reference to Exhibit 10(af) to the Company’s Annual Report on Form 10-K for the year ended January 2, 1999).

*10(ag)	Amendment to the Nonemployee Directors Stock Option Plan effective as of February 25, 1999 (incorporated by reference to Exhibit 10(ag) to the Company’s Annual Report on Form 10-K for the year ended January 2, 1999).

10(ah)	Amendment No. 9, dated as of February 7, 2000, to the GECC Loan Agreement (incorporated by reference to Exhibit 10(ah) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(aj)	Amendment to The Lamson & Sessions Co. Nonemployee Directors Stock Option Plan (as amended and restated as of April 23, 1999) (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-93251) filed with the Securities and Exchange Commission on December 21, 1999).

*10(ak)	First Amendment to The Lamson & Sessions Co. Amended and Restated Supplemental Retirement Agreement, effective January 1, 2000 (incorporated by reference to Exhibit 10(ak) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(al)	Amendment No. 2 to The Lamson & Sessions Co. Nonemployee Directors Stock Option Plan, effective January 1, 2000 (incorporated by reference to Exhibit 10(al) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(am)	Amendment No. 3 to The Lamson & Sessions Co. 1988 Incentive Equity Performance Plan, effective January 1, 2000 (incorporated by reference to Exhibit 10(am) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(an)	Amendment No. 1 to The Lamson & Sessions Co. Long-Term Incentive Plan, effective January 1, 2000 (incorporated by reference to Exhibit 10(an) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(ao)	Amendment No. 1 to The Lamson & Sessions Co. 1998 Incentive Equity Plan, effective January 1, 2000 (incorporated by reference to Exhibit 10(ao) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(ap)	Amendment to The Lamson & Sessions Co. 1998 Incentive Equity Plan (as Amended and Restated as of April 28, 2000) (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-51330) filed with the Securities and Exchange Commission on December 6, 2000).

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Auditors, filed herewith.

24	Powers of Attorney, filed herewith.