Form 10-K/A
period 2000-12-30
LAMSON & SESSIONS CO
filed 2001-02-27
CIK 57497

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

(Dollars in thousands)

Estimated fair values

Assets acquired	$48,271

Liabilities assumed	(22,898)

Goodwill	87,594

Purchase price paid	112,967

Less cash acquired	(128)

Net cash paid	$112,839

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

18

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

35

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

36