Form 10-Q
period 2001-03-31
LAMSON & SESSIONS CO
filed 2001-05-08
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2001
                                        --------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                                   Commission File Number  1-313
                                                          ------
                    T H E  L A M S O N  &  S E S S I O N S  C O.
                 ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                        34-0349210
-----------------------------------        ------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

    25701 Science Park Drive
        Cleveland, Ohio                                  44122-7313
-----------------------------------        ------------------------------------
 (Address of principal executive                        (Zip Code)
  offices)
                                  216/464-3400
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


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
Yes          No
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2001 the Registrant had outstanding 13,721,014 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)


                                                                                          FIRST QUARTER ENDED
                                                                     ------------------------------------------------------------
                                                                                   2001                            2000
                                                                     -----------------------------   ----------------------------
NET SALES                                                                  $ 88,641        100.0%         $ 80,355        100.0%

Cost of products sold                                                        72,305         81.6%           59,035         73.5%
                                                                     --------------                  -------------
GROSS PROFIT                                                                 16,336         18.4%           21,320         26.5%

Operating expenses                                                           12,486         14.1%           13,237         16.4%
                                                                     --------------                  -------------
OPERATING INCOME                                                              3,850          4.3%            8,083         10.1%

Interest expense, net                                                         2,650          2.9%              625          0.8%
                                                                     --------------                  -------------
INCOME BEFORE INCOME TAXES                                                    1,200          1.4%            7,458          9.3%

Income tax provision                                                            504          0.6%            2,760          3.5%
                                                                     --------------                  -------------
NET INCOME                                                                    $ 696          0.8%          $ 4,698          5.8%
                                                                     ==============                  =============

BASIC EARNINGS PER COMMON SHARE                                              $ 0.05                         $ 0.35
                                                                     ==============                  =============
AVERAGE COMMON SHARES OUTSTANDING                                            13,716                         13,459
                                                                     ==============                  =============
DILUTED EARNINGS PER COMMON SHARE                                            $ 0.05                         $ 0.35
                                                                     ==============                  =============
DILUTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                14,088                         13,597
                                                                     ==============                  =============




See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands)                                      FIRST QUARTER              FIRST QUARTER
                                                                ENDED      YEAR ENDED      ENDED
                                                            ----------------------------------------
                                                                 2001         2000         2000
                                                              ---------    ---------    ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                  $   1,802    $   1,452    $   2,371
   Accounts receivable, net                                      55,357       56,659       44,746
   Inventories, net
     Finished goods and work-in-process                          56,440       53,283       44,592
     Raw materials                                                7,036        6,290        4,937
                                                              ---------    ---------    ---------
                                                                 63,476       59,573       49,529
   Deferred tax assets                                           13,255       13,211        9,000
   Prepaid expenses and other                                     5,202        4,011        3,166
                                                              ---------    ---------    ---------
                                       TOTAL CURRENT ASSETS     139,092      134,906      108,812
PROPERTY, PLANT AND EQUIPMENT
   Land                                                           3,998        3,998        3,588
   Buildings                                                     24,939       24,702       22,323
   Machinery and equipment                                      118,937      116,154       94,443
                                                              ---------    ---------    ---------
                                                                147,874      144,854      120,354
   Less allowances for depreciation and amortization             80,427       79,557       72,868
                                                              ---------    ---------    ---------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                          67,447       65,297       47,486

GOODWILL                                                         85,016       88,868        2,097

PENSION ASSETS                                                   22,173       21,555       19,673

DEFERRED TAX ASSETS                                                --           --          9,570

OTHER ASSETS                                                      9,952        9,667        3,576
                                                              ---------    ---------    ---------
                                               TOTAL ASSETS   $ 323,680    $ 320,293    $ 191,214
                                                              =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                           $  37,649    $  28,572    $  34,606
   Accrued compensation and benefits                              6,953       10,034        7,865
   Other accrued expenses                                        18,497       25,499       10,775
   Taxes                                                          4,276        4,383        4,489
   Current maturities of long-term debt                          10,168        8,168        3,888
                                                              ---------    ---------    ---------
                                  TOTAL CURRENT LIABILITIES      77,543       76,656       61,623

LONG-TERM DEBT                                                  131,653      130,276       35,033

POST-RETIREMENT BENEFITS AND OTHER
   LONG-TERM LIABILITIES                                         27,937       27,332       26,554

SHAREHOLDERS' EQUITY
   Common shares                                                  1,372        1,369        1,347
   Other capital                                                 75,208       74,997       73,693
   Retained earnings (deficit)                                   10,932       10,236       (6,514)
   Accumulated other comprehensive income (loss)                   (965)        (573)        (522)
                                                              ---------    ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                       86,547       86,029       68,004
                                                              ---------    ---------    ---------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 323,680    $ 320,293    $ 191,214
                                                              =========    =========    =========











See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)
                                                                           FIRST QUARTER ENDED
                                                                           -------------------
                                                                             2001       2000
                                                                           -------    -------
OPERATING ACTIVITIES
   Net income                                                              $   696    $ 4,698
   Adjustments to reconcile net income to cash provided
   by operating activities:
      Depreciation and amortization                                          4,421      2,465
      Deferred income taxes                                                    (44)     2,180
      Net change in working capital accounts:
        Accounts receivable                                                  1,302     (4,070)
        Inventories                                                         (3,903)    (6,968)
        Prepaid expenses and other                                          (1,191)       614
        Accounts payable, accrued expenses and other current liabilities     2,926      5,400
      Other long-term items                                                   (691)      (934)
                                                                           -------    -------
CASH PROVIDED BY OPERATING ACTIVITIES                                        3,516      3,385

INVESTING ACTIVITIES
   Acquisitions                                                             (4,333)      --
   Net additions to property, plant and equipment                           (2,329)    (1,891)
                                                                           -------    -------
CASH USED BY INVESTING ACTIVITIES                                           (6,662)    (1,891)

FINANCING ACTIVITIES
   Net borrowings (payments) under secured credit agreement                  3,500     (1,750)
   Net changes in long-term borrowings and capital lease obligations          (123)      (136)
   Exercise of stock options                                                   119         39
                                                                           -------    -------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 3,496     (1,847)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               350       (353)
Cash and cash equivalents at beginning of year                               1,452      2,724
                                                                           -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,802    $ 2,371
                                                                           =======    =======





See notes to Consolidated Financial Statements (Unaudited).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and changes in accounting estimates) considered necessary for a fair presentation have been included. Certain 2000 amounts have been reclassified to conform with 2001 classifications.

NOTE B - INCOME TAXES

The first quarter 2001 income tax provision was calculated based on management's estimate of the effective tax rate of 42% for the year. The difference between this rate and the applicable statutory tax rate is due to permanent unfavorable tax treatment of goodwill amortization generated with the 2000 Pyramid acquisition. The provisions for 2001 and 2000 are primarily non-cash charges.

NOTE C - BUSINESS SEGMENTS

The Company's reportable segments are as follows:

CARLON - INDUSTRIAL, RESIDENTIAL, COMMERCIAL, TELECOMMUNICATIONS AND UTILITY
CONSTRUCTION: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical, telecommunications and wire raceway systems and a broad line of nonmetallic enclosures, outlet boxes and electrical fittings. Examples of the applications for the products included in this segment are multi-cell duct systems or High Density Polyethylene (HDPE) conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable. The two 2000 acquisitions of Pyramid Industries, Inc. ("Pyramid") and Ameriduct Worldwide, Inc. ("Ameriduct") are included as part of the Carlon segment.

LAMSON HOME PRODUCTS - CONSUMER: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home repair market. The products included in this segment are outlet boxes, liquidtight conduit, electrical fittings, chimes and lighting controls.

PVC PIPE: This business segment supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. The 1/2 inch to 6 inch electrical and telecommunications conduit is made from Polyvinyl Chloride (PVC) and is used to protect wire or fiber optic cables supporting the infrastructure of our power or telecommunications systems. In addition, this segment provides closed-profile, engineered sewer pipe ranging in diameter from 21 inches to 54 inches to various municipalities and private contractors for drainage systems in new construction and rehabilitation markets.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands)
                                 FIRST QUARTER ENDED
                                ---------------------
                                  2001        2000
                                --------    --------
NET SALES
Carlon                          $ 47,381    $ 30,369
Lamson Home Products              12,976      14,980
PVC Pipe                          28,284      35,006
                                --------    --------
                                $ 88,641    $ 80,355
                                ========    ========
OPERATING INCOME (LOSS)
Carlon                          $  5,054    $  3,316
Lamson Home Products                 379         194
PVC Pipe                            (737)      6,406
Corporate Office                    (846)     (1,833)
                                --------    --------
                                $  3,850    $  8,083
                                ========    ========
DEPRECIATION AND AMORTIZATION
Carlon                          $  3,032    $    849
Lamson Home Products                 588         678
PVC Pipe                             801         938
                                --------    --------
                                $  4,421    $  2,465
                                ========    ========

Total assets by business segment at March 31, 2001 and December 30, 2000.


                                              MARCH 31, DECEMBER 30,
                                                2001       2000
                                              --------  ------------

IDENTIFIABLE ASSETS
Carlon                                        $180,472   $184,527
Lamson Home Products                            32,271     31,720
PVC Pipe                                        65,970     61,449
Corporate Office (includes deferred tax and
  pension assets)                               44,967     42,597
                                              --------   --------
                                              $323,680   $320,293
                                              ========   ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income for the first quarter of 2001 and 2000 are as follows:

(Dollars in thousands)
                                             FIRST QUARTER ENDED
                                             ------------------
                                             MARCH 31,  APRIL 1,
                                               2001      2000
                                             -------    -------
Net income                                   $   696    $ 4,698
Foreign currency translation adjustments          18       (142)
Loss on derivative instruments, net of tax      (410)      --
                                             -------    -------
Comprehensive income                         $   304    $ 4,556
                                             =======    =======

The components of accumulated other comprehensive loss, at March 31, 2001, December 30, 2000 and April 1, 2000 are as follows:

(Dollars in thousands)
                                        MARCH 31,    DECEMBER 30,  APRIL 1,
                                         2001           2000         2000
                                        -----          -----        -----
Foreign currency translation            $(512)         $(530)       $(465)
  adjustments
Minimum pension liability adjustment      (43)           (43)         (57)
Accumulated derivative losses            (410)          --           --
                                        -----          -----        -----
Accumulated other comprehensive
  loss                                  $(965)         $(573)       $(522)
                                        =====          =====        =====

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)
                                                                FIRST QUARTER ENDED
                                                               ---------------------
                                                                2001          2000
                                                               -------       -------
BASIC EARNINGS-PER-SHARE COMPUTATION
Net Income                                                     $   696       $ 4,698
                                                               =======       =======
Average Common Shares Outstanding                               13,716        13,459
                                                               =======       =======
Basic Earnings Per Share                                       $  0.05       $  0.35
                                                               =======       =======
DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income                                                     $   696       $ 4,698
                                                               =======       =======
Basic Shares Outstanding                                        13,716        13,459

Stock Options Calculated Under the Treasury Stock Method           372           138
                                                               -------       -------
Total Shares                                                    14,088        13,597
                                                               =======       =======
Diluted Earnings Per Share                                     $  0.05       $  0.35
                                                               =======       =======

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F - DERIVATIVES AND HEDGING

Effective as of December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June, 1998 by the Financial Accounting Standards Board (FASB), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities".

As a result of the adoption of SFAS 133, the Company is required to recognize all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income. The ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income.

The adoption of SFAS 133 did not result in any transition adjustment as the Company had no derivative instruments outstanding at December 31, 2000. During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million which effectively fixes interest rates on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.125% to 1.875%, respectively. These transactions are considered cash flow hedges and thus the fair market value at the end of the first quarter of $410,000 (net of tax) loss, has been recognized in other comprehensive income.

The Company has no derivative instruments that are classified as fair value hedges.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales increased by 10.3% or $8.3 million during the first quarter of 2001 compared with the first quarter of 2000. The Carlon business segment grew by $17 million (56%) in net sales this quarter compared with the prior year period offsetting declines of $2 million (13.4%) in Lamson Home Products and $6.7 million (19.2%) in the PVC Pipe business segments. The Carlon sales increase this quarter was due to the acquisition of the Pyramid and Ameriduct businesses in the later part of 2000. Excluding these incremental sales, the remainder of the Carlon segment actually experienced a net sales decline of 10.9%. This decrease was caused by a general slowdown in the economy, poor weather and the pull back of some telecom infrastructure project activity. Lamson Home Products also was impacted by the economic slowdown as the retailers in the home improvement market have focused on inventory reductions as they have seen their growth rates moderate substantially during the first quarter of 2001. The PVC Pipe segment has concentrated on growing market share and keeping the extrusion plants running at an acceptable level during the first quarter of 2001. This resulted in an increase in pipe pounds sold of 24% and a decline in price per pound of around 30% compared with the prior year first quarter.

Gross margin percentage in the first quarter of 2001 declined to 18.4% from the 26.5% gross margin achieved in the same quarter in 2000. The Carlon business maintained consistent margins compared with the first quarter 2000 negatively impacted only slightly by the additive Pyramid and Ameriduct conduit sales. Lamson Home Products was actually able to expand its gross margins by about a half a point despite the lower sales levels. Almost the entire decrement in gross margin in the first quarter of 2001 compared with 2000 occurred in the PVC Pipe business as the pricing of conduit dropped around 30% while the average cost of PVC resin was only lower by approximately 9% during the first quarter of 2001 versus the same period in 2000. The business segment was also negatively impacted by a shift in product mix from telecommunications duct to lower margin electrical conduit. The Company as a whole continued to benefit from its streamlined distributions' network and freight management, but was negatively impacted by lower manufacturing capacity utilization than in the prior year first quarter.

Operating income for the first quarter of 2001 totaled $3.9 million, 4.3% of net sales, which was approximately half of the prior year's first quarter operating income of $8.1 million or 10.1% of net sales. The reduced operating income is a direct result of the lower gross profit in the current quarter as operating expenses during the first quarter of 2001 actually were $800 thousand lower than the first quarter of 2000. Operating expenses this quarter include the effect of the settlement of litigation with PW Eagle arising out of the failed sale of the PVC Pipe segment in 1999. This settlement represents a partial recovery of costs incurred in current and previous quarters. The Company's operating expenses would have increased by approximately 3.5% excluding this settlement, and the Company's overall results would have been at essentially a breakeven level.

Net interest expense increased significantly compared with the prior year due to approximately $100 million in debt from acquisitions which offset lower average borrowing rates of 7.2% in the first quarter 2001 and 7.5% in the first quarter of 2000.

The income tax provision was recorded using an annualized estimated rate of 42.0% for 2001 compared with a 37.0% estimated rate in the first quarter of 2000. The increased rate is caused by the effect of additional permanent tax differences related to goodwill from the Pyramid acquisition.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $8.3 million for the first quarter of 2001 compared with $10.5 million for the respective period in 2000.

FINANCIAL CONDITION

Working capital reached $61.5 million at the end of the current quarter exceeding last year's first quarter by $14.3 million, but remaining at approximately the same level as year-end 2000. This quarter's cash flow remained fairly strong with the Company generating $3.5 million from operating activities ($3.4 million for the first quarter of 2000). Despite the decline in net income and EBITDA, the Company was able to manage working capital, producing these positive cash flows.

Accounts receivable were $55.4 million at the end of the first quarter of 2001. Excluding receivables associated with the 2000 acquisitions this represents a decline of $3.6 million from the prior year first quarter. Days sales outstanding were about 57 days this quarter compared with 48 days in the first quarter 2000. This is primarily a result of the higher weighting of sales in March in the first quarter of 2001 compared with the prior year.

At the end of the first quarter the Company had almost $63.5 million in inventory. The inventory level is up $3.9 million (6.5%) from year-end 2000 and $14 million from the first quarter of 2000. Almost all of this increase over the prior year first quarter has been from the acquired businesses. The increase from year-end inventory reflects the seasonal build that generally occurs heading into the construction season. Currently the Company has more than two months of conduit inventory on hand. The cost per pound of the primary raw material, polyvinyl chloride (PVC) resin in inventory is approximately 9% lower at the end of the first quarter 2001 as compared with the same quarter of 2000 and 3.3% lower than the year-end 2000. On an overall basis, inventory turns were 4.0 times at March 31, 2001 versus 4.4 times at April 1, 2000.

Accounts payable have increased from year-end to a level comparable with the prior year first quarter due to seasonable builds in inventory and higher operating activity in March.

The reduction in accruals during the first quarter of 2001 includes the routine payment of bonuses and annual customer sales and marketing programs. In addition, the Company paid the remaining purchase price on the Ameriduct acquisition of approximately $2.6 million and non-compete payments of $1.75 million to certain of the former shareholders of Pyramid.

Capital expenditures totaled $2.3 million for the first quarter of 2001 primarily for PVC, polyethylene and flexible conduit extrusion line capacity and productivity improvements, the installation of radio-frequency (RF) technology at the distribution centers and tooling for new product line development. The Company anticipates spending $10-12 million on these projects, enhanced e-commerce capabilities and additional new product rollouts during 2001.

Based on current projected operating results for the year, the Company believes cash flow from operations and its $194 million credit facility provides adequate financing for general corporate purposes and the planned capital expenditures.

OUTLOOK

The following paragraphs contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

On January 30, 2001, in our fourth quarter 2000 earnings release and web cast conference call, we outlined our expectations for both the first quarter and full year 2001, which reflected the best information available to us at that time from economic data as well as input from customers and our sales force. Recent announcements by major telecommunications companies lowering their growth forecasts and the severity of the economic slowdown are having an effect on our performance. The sales order activity from the telecommunications infrastructure market has fallen precipitously in light of the slowing or deferral of outside plant construction projects (including the installation of fiber optic backbone networks) over the past several months.

On February 27, 2001, the Company issued an earnings warning for the first quarter and lowered its guidance on sales and diluted earnings per share. This action was necessitated by further slowing in general economic activity and worsening conditions in the telecommunications market, which has become increasingly important to the Company over the last year.

The Company met the revised guidance estimate for the first quarter and is maintaining its estimates for the full year 2001. Sales are anticipated to range from $430 million to $440 million which should result in diluted earnings per share of $1.00 to $1.10. While it is very difficult to ascertain consistent information related to the condition of the Company's key markets, we are encouraged by the stability of housing starts and housing permits which tend to be lead indicators for many of the Company's electrical products.

The telecommunications infrastructure market remains very weak and we do not anticipate any notable recovery this year. The acquisitions, which we made in 2000 in this market, will be dilutive to earnings this year due to the dramatic decline in market activity for fiber optic cable installation projects.

While we continue to believe that the telecommunications infrastructure market's prospects over the next two or three years are projected to be good, the near term decline reflects a combination of conservative capital spending and difficulty in gaining firm financing agreements as a result of general credit tightening measures. We have seen some strengthening in sales order patterns recently, however, our visibility is limited due to uncertainties in our markets which cause us to remain cautious with performance expectations. Our sales level for the second quarter should increase to a range of $105 million to $115 million representing a 15% to 25% growth rate which is primarily due to the acquisitions completed late last year. If we achieve this sales range and begin to experience more normalized margins in our PVC Pipe segment, we anticipate our diluted earnings per share to range from 20 cents to 25 cents.

These performance expectations are premised on current market conditions and anticipation of further progress in the general economic recovery, seasonal demand patterns and further easing of interest rates and credit availability in the financial markets.

Lamson & Sessions is a leading producer of thermoplastic enclosures, fittings, wiring outlet boxes and conduit for the electrical, telecommunications, consumer, power and wastewater markets. For additional information, please visit our Web site at: www.lamson-sessions.com.

The above statements contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecom infrastructure spending, consumer confidence and general construction trends and (iv) further deterioration in the country's general economic condition affecting the markets for the Company's products.

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

During the first quarter of 2001, the Company settled its litigation against PW Eagle and received a payment of $2.05 million, representing a partial recovery of costs incurred in current and previous quarters, arising out of the failed sale of the PVC Pipe segment in 1999.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company's financial position, cash flows or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

           3(a) Amended Code of Regulations of the Company

          10(a) Amendment No. 7 to The Lamson & Sessions Co. Deferred Savings
                Plan, dated as of December 22, 1999.

          10(b) Amendment No. 8 to The Lamson & Sessions Co. Deferred Savings
                Plan, dated as of December 28, 2000.

          10(c) Amendment No. 9 to The Lamson & Sessions Co. Deferred Savings
                Plan, dated as of March 7, 2001.

          10(d) Amendment No. 4 to The Lamson & Sessions Co. 1988 Incentive
                Equity Performance Plan, dated as of October 19, 2000.


     (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

               1. The Company's Current Report on Form 8-K, dated January 2, 2001, relating to the Company's acquisition of the outstanding capital stock of Ameriduct Worldwide, Inc.

               2. The Company's Current Report on Form 8-K/A, dated February 28, 2001, relating to the Company's acquisition of the outstanding capital stock of Ameriduct Worldwide, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             THE LAMSON & SESSIONS CO.
                             -------------------------
                                  (Registrant)




DATE: May 4, 2001           By  /s/ James J. Abel
                                ----------------------------------------
                                Executive Vice President, Secretary,
                                Treasurer and Chief Financial Officer