Form 10-Q
period 2001-06-30
LAMSON & SESSIONS CO
filed 2001-08-14
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 F O R M   10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001
                                        -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                         Commission File Number  1-313
                                                 -----

                 T H E  L A M S O N  &  S E S S I O N S  C O.
            ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                         34-0349210
----------------------------------             ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

      25701 Science Park Drive

           Cleveland, Ohio                                44122-7313
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

                                  216/464-3400
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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
Yes          No
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2001 the Registrant had outstanding 13,773,608 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                       SECOND QUARTER ENDED                         FIRST HALF ENDED
                                               --------------------------------------     ---------------------------------------
                                                     2001                  2000                  2001                  2000
                                               -----------------     ----------------     ------------------    -----------------

NET SALES                                      $ 96,751   100.0%     $ 91,284  100.0%     $ 185,392   100.0%    $ 171,639  100.0%

Cost of products sold                            79,072    81.7%       64,376   70.5%       151,377    81.7%      123,411   71.9%
                                               --------              --------             ---------             ---------

GROSS PROFIT                                     17,679    18.3%       26,908   29.5%        34,015    18.3%       48,228   28.1%

Operating expenses                               13,742    14.2%       15,462   17.0%        26,228    14.1%       28,699   16.7%
                                               --------              --------             ---------             ---------

OPERATING INCOME                                  3,937     4.1%       11,446   12.5%         7,787     4.2%       19,529   11.4%

Interest expense, net                             2,582     2.7%          921    1.0%         5,232     2.8%        1,546    0.9%
                                               --------              --------             ---------             ---------

INCOME BEFORE INCOME TAXES                        1,355     1.4%       10,525   11.5%         2,555     1.4%       17,983   10.5%

Income tax provision                                654     0.7%        3,394    3.7%         1,158     0.6%        6,154    3.6%
                                               --------              --------             ---------             ---------

NET INCOME                                     $    701     0.7%     $  7,131    7.8%     $   1,397     0.8%    $  11,829    6.9%
                                               ========              ========             =========             =========

BASIC EARNINGS PER COMMON SHARE                $   0.05              $   0.53             $    0.10             $    0.88
                                               ========              ========             =========             =========

AVERAGE COMMON SHARES
  OUTSTANDING                                    13,760                13,490                13,738                13,474
                                               ========              ========             =========             =========

DILUTED EARNINGS PER COMMON SHARE              $   0.05              $   0.52             $    0.10             $    0.86
                                               ========              ========             =========             =========

DILUTED AVERAGE COMMON SHARES
  OUTSTANDING                                    13,975                13,811                14,032                13,704
                                               ========              ========             =========             =========



See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)                                         SECOND                    SECOND
                                                               QUARTER       YEAR        QUARTER
                                                                ENDED        ENDED        ENDED
                                                              ---------    ---------    ---------
                                                                2001          2000         2000
                                                              ---------    ---------    ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                  $     823    $   1,452    $   5,180
   Accounts receivable, net                                      55,840       56,659       51,517
   Inventories, net
     Finished goods and work-in-process                          49,165       53,283       50,621
     Raw materials                                                6,281        6,290        4,865
                                                              ---------    ---------    ---------
                                                                 55,446       59,573       55,486
   Deferred tax assets                                           12,844       13,211       12,508
   Prepaid expenses and other                                     4,865        4,011        3,141
                                                              ---------    ---------    ---------
                                       TOTAL CURRENT ASSETS     129,818      134,906      127,832

PROPERTY, PLANT AND EQUIPMENT
   Land                                                           3,998        3,998        3,588
   Buildings                                                     25,407       24,702       22,323
   Machinery and equipment                                      120,902      116,154       95,398
                                                              ---------    ---------    ---------
                                                                150,307      144,854      121,309
   Less allowances for depreciation and amortization             83,144       79,557       73,271
                                                              ---------    ---------    ---------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                          67,163       65,297       48,038
GOODWILL                                                         83,864       88,868        2,052
PENSION ASSETS                                                   22,790       21,555       20,300
DEFERRED TAX ASSETS                                                --           --          4,000
OTHER ASSETS                                                      9,302        9,667        3,207
                                                              ---------    ---------    ---------
                                               TOTAL ASSETS   $ 312,937    $ 320,293    $ 205,429
                                                              =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                           $  29,986    $  28,572    $  35,254
   Accrued compensation and benefits                              6,588       10,034        8,386
   Other accrued expenses                                        18,765       25,499       17,230
   Taxes                                                          3,365        4,383        5,495
   Current maturities of long-term debt                          12,018        8,168        3,938
                                                              ---------    ---------    ---------
                                  TOTAL CURRENT LIABILITIES      70,722       76,656       70,303

LONG-TERM DEBT                                                  128,054      130,276       35,150

POST-RETIREMENT BENEFITS AND OTHER
   LONG-TERM LIABILITIES                                         26,553       27,332       24,657

SHAREHOLDERS' EQUITY
   Common shares                                                  1,377        1,369        1,350
   Other capital                                                 75,451       74,997       73,904
   Retained earnings (deficit)                                   11,633       10,236          617
   Accumulated other comprehensive income (loss)                   (853)        (573)        (552)
                                                              ---------    ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                       87,608       86,029       75,319
                                                              ---------    ---------    ---------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 312,937    $ 320,293    $ 205,429
                                                              =========    =========    =========



See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands)
                                                                                       FIRST HALF ENDED
                                                                                 ---------------------------
                                                                                   2001              2000
                                                                                 --------          ---------
OPERATING ACTIVITIES
   Net income                                                                    $  1,397          $ 11,829
   Adjustments to reconcile net income to cash provided
     by operating activities:
      Depreciation and amortization                                                 8,926             4,859
      Deferred income taxes                                                           367             4,242
      Net change in working capital accounts:
        Accounts receivable                                                        (1,277)          (10,841)
        Inventories                                                                 4,127           (12,925)
        Prepaid expenses and other                                                   (854)              639
        Accounts payable, accrued expenses and other current liabilities           (5,411)           14,070
      Other long-term items                                                        (2,287)           (3,381)
                                                                                 --------          --------
CASH PROVIDED BY OPERATING ACTIVITIES                                               4,988             8,492

INVESTING ACTIVITIES
   Acquisitions                                                                    (2,487)               --
   Net additions to property, plant and equipment                                  (4,991)           (4,570)
                                                                                 --------          --------
CASH USED IN INVESTING ACTIVITIES                                                  (7,478)           (4,570)

FINANCING ACTIVITIES
   Net borrowings (payments) under secured credit agreement                         2,100            (1,500)
   Net changes in long-term borrowings and capital lease obligations                 (472)             (219)
   Exercise of stock options                                                          233               253
                                                                                 --------          --------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                        1,861            (1,466)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (629)            2,456
Cash and cash equivalents at beginning of year                                      1,452             2,724
                                                                                 --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    823          $  5,180
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

NOTE B - INCOME TAXES

The second quarter 2001 income tax provision was calculated based on management's estimate of the effective tax rate for the year. The difference between this rate and the applicable statutory tax rate is due to permanent unfavorable tax treatment of goodwill amortization generated with the 2000 acquisition of Pyramid Industries, Inc. ("Pyramid"). The provision for 2000 is primarily a non-cash charge.

NOTE C - BUSINESS SEGMENTS

The Company's reportable segments are as follows:

Carlon - Industrial, Residential, Commercial, Telecommunications and Utility
Construction: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical, telecommunications and wire raceway systems and a broad line of nonmetallic enclosures, outlet boxes and electrical fittings. Examples of the applications for the products included in this segment are multi-cell duct systems or High Density Polyethylene (HDPE) conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable. The two 2000 acquisitions of Pyramid and Ameriduct Worldwide, Inc. ("Ameriduct") are included as part of the Carlon segment.

Lamson Home Products - Consumer: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home repair market. The products included in this segment are outlet boxes, liquidtight conduit, electrical fittings, chimes and lighting controls.

PVC Pipe: This business segment supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. The 1/2-inch to 6-inch electrical and telecommunications conduit is made from polyvinylchloride (PVC) and is used to protect wire or fiber optic cables supporting the infrastructure of our power or telecommunications systems. In addition, this segment provides closed-profile, engineered sewer pipe ranging in diameter from 21 inches to 54 inches to various municipalities and private contractors for drainage systems in new construction and rehabilitation markets.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)
                                          SECOND QUARTER ENDED                   FIRST HALF ENDED
                                      ----------------------------          ----------------------------
                                         2001               2000              2001               2000
                                      ---------          ---------          ---------          ---------
NET SALES
Carlon                                $  50,988          $  34,465          $  98,369          $  64,834
Lamson Home Products                     16,608             15,915             29,584             30,895
PVC Pipe                                 29,155             40,904             57,439             75,910
                                      ---------          ---------          ---------          ---------

                                      $  96,751          $  91,284          $ 185,392          $ 171,639
                                      =========          =========          =========          =========

OPERATING INCOME (LOSS)
Carlon                                $   5,139          $   6,847          $  10,193          $  10,163
Lamson Home Products                      1,760                725              2,139                919
PVC Pipe                                 (2,319)             8,534             (3,056)            14,940
Corporate Office                           (643)            (4,660)            (1,489)            (6,493)
                                      ---------          ---------          ---------          ---------

                                      $   3,937          $  11,446          $   7,787          $  19,529
                                      =========          =========          =========          =========

DEPRECIATION AND AMORTIZATION
Carlon                                $   3,032          $     806          $   6,064          $   1,655
Lamson Home Products                        639                639              1,227              1,317
PVC Pipe                                    834                949              1,635              1,887
                                      ---------          ---------          ---------          ---------
                                      $   4,505          $   2,394          $   8,926          $   4,859
                                      =========          =========          =========          =========


Total assets by business segment at June 30, 2001, December 30, 2000 and July 1, 2000.

                                                    JUNE 30,        DECEMBER 30,       JULY 1,
                                                      2001             2000             2000
                                                    --------         --------         --------
IDENTIFIABLE ASSETS
Carlon                                              $174,319         $184,527         $ 54,308
Lamson Home Products                                  33,362           31,720           34,198
PVC Pipe                                              61,641           61,449           69,427
Corporate Office (includes deferred tax and
  pension assets)                                     43,615           42,597           47,496
                                                    --------         --------         --------
                                                    $312,937         $320,293         $205,429
                                                    ========         ========         ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income for the second quarter and the first half of 2001 and 2000 are as follows:

(Dollars in thousands)
                                        SECOND QUARTER ENDED                 FIRST HALF ENDED
                                     --------------------------          --------------------------
                                     JUNE 30,           JULY 1,          JUNE 30,           JULY 1,
                                       2001              2000              2001              2000
                                     --------          --------          --------          --------
Net income                           $    701          $  7,131          $  1,397          $ 11,829
Foreign currency translation
  adjustments                             (34)              (30)              (16)             (172)
Income (loss) on derivative
  instruments, net of tax                 146                --              (264)               --
                                     --------          --------          --------          --------
Comprehensive income                 $    813          $  7,101          $  1,117          $ 11,657
                                     ========          ========          ========          ========




The components of accumulated other comprehensive loss, at June 30, 2001, December 30, 2000 and July 1, 2000 are as follows:

(Dollars in thousands)
                                             JUNE 30,     DECEMBER 30,     JULY 1,
                                               2001           2000           2000
                                             -------      ------------     -------
Foreign currency translation
  adjustments                                $(546)         $(530)         $(495)
Minimum pension liability adjustment           (43)           (43)           (57)
Accumulated derivative losses                 (264)            --             --
                                             -----          -----          -----
Accumulated other comprehensive
  loss                                       $(853)         $(573)         $(552)
                                             =====          =====          =====

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)
                                                SECOND QUARTER ENDED              FIRST HALF ENDED
                                               -----------------------         -----------------------
                                                2001             2000           2001            2000
                                               -------         -------         -------         -------
BASIC EARNINGS-PER-SHARE COMPUTATION
Net Income                                     $   701         $ 7,131         $ 1,397         $11,829
                                               =======         =======         =======         =======

Average Common Shares Outstanding               13,760          13,490          13,738          13,474
                                               =======         =======         =======         =======

Basic Earnings Per Share                       $  0.05         $  0.53         $  0.10         $  0.88
                                               =======         =======         =======         =======

DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income                                     $   701         $ 7,131         $ 1,397         $11,829
                                               =======         =======         =======         =======

Basic Shares Outstanding                        13,760          13,490          13,738          13,474

Stock Options Calculated Under
  the Treasury Stock Method                        215             321             294             230
                                               -------         -------         -------         -------

Total Shares                                    13,975          13,811          14,032          13,704
                                               =======         =======         =======         =======

Diluted Earnings Per Share                     $  0.05         $  0.52         $  0.10         $  0.86
                                               =======         =======         =======         =======


THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F - DERIVATIVES AND HEDGING

Effective as of December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June, 1998 by the Financial Accounting Standards Board (FASB), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

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

The adoption of SFAS 133 did not result in any transition adjustment as the Company had no derivative instruments outstanding at December 31, 2000. During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million which effectively fixes interest rates on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.125% to 1.875%, respectively. These transactions are considered cash flow hedges and, thus, the fair market value at the end of the second quarter of $265,000 (net of tax) loss, has been recognized in other comprehensive income. There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $350,000 (net of tax) loss of the fair value of the hedges is classified as current, with the remaining $85,000 (net of tax) gain classification as long-term.

The Company has no derivative instruments that are classified as fair value hedges.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of December 30, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales increased by 6.0%, or $5.5 million in the second quarter of 2001 compared to the second quarter of 2000. The Carlon segment net sales grew by 47.9% or $16.5 million in this quarter compared to the prior year period. The entire increase this quarter is attributable to the effect of acquisitions completed in late 2000. Excluding these additional sales, the Carlon segment would have experienced a 3.0% decline in sales during the second quarter 2001 compared to the second quarter of 2000. There has been improvement in this business segment compared to the first quarter 2001 in the residential and commercial construction products; however, the contraction in telecommunication infrastructure spending persists. Lamson Home Products had a net sales increase of 4.4% or $700 thousand, during the second quarter of 2001 compared to the second quarter of 2000. Home improvement retailers have resumed replenishment of their inventories during this quarter, as the consumer activity has remained steady in this market. Overall sales for the PVC Pipe segment declined 28.7% or $11.7 million in the second quarter 2001 compared to the same period in the prior year. Volume in shipments of electrical and telecommunications conduit in this business segment is up 10% during the second quarter 2001 compared to the same period in the prior year. However, pricing is off 34% this quarter from the second quarter 2000. Additionally, sales of engineered sewer pipe are down $1.8 million during the second quarter of 2001 versus the second quarter of 2000.

For the first half of 2001, sales increased by $13.8 million or 8% from the first half of 2000. The Carlon business segment grew 51.7% or $33.5 million while both the Lamson Home Products and PVC Pipe segments declined 4.2% ($1.3 million) and 24.3% ($18.5 million), respectively, during the first half of 2001 compared to the same period of 2000. Acquisitions contributed approximately $38 million in sales for the first half of 2001 in the Carlon segment. Sales are off for the remainder of the business segment by almost 7% during the first half of 2001 due to the general slowdown in the economy and decline in telecom infrastructure project activity. Lamson Home Products sales were adversely affected by inventory reduction programs at several of their large home improvement market customers during the first quarter of 2001, which was offset by some inventory replenishment demand in the second quarter. On average, PVC Pipe volume is up 17% from the first half of 2000 while pricing is down by approximately 30%, which illustrates an oversupply of PVC resin availability compared to current market demand.

Our gross margin percentage in the second quarter of 2001 declined to 18.3% from the 29.5% gross margin achieved in the same quarter of 2000. The Carlon business segment maintained a consistent margin performance compared to the record quarter of 2000 when excluding the impact of acquisitions. While the additional HDPE conduit sales from the acquisitions contributed to Carlon's growth, the resultant margins negatively impacted the overall Carlon gross margin results due to the low operating rates experienced in the first half, which reflected the significant reduction in the telecom market activity and general slowness in the economy overall. Lamson Home Products business segment was able to expand its gross margin by 1.5 percentage points despite the lower net sales levels for the six months of 2001. Almost the entire decrease in gross margin in the second quarter and first half of 2001 compared with 2000 occurred in the PVC Pipe business segment as the price of conduit dropped 34% while the average cost of PVC resin was lower by approximately 13% during the second quarter of 2001 versus the same period of 2000. This business segment was also negatively impacted by increased manufacturing variances as operating rates were lowered to reduce conduit inventories during the second quarter of 2001.

Operating income for the second quarter of 2001 totaled $3.9 million or 4.1% of net sales, which was approximately one-third of the prior year's second quarter operating income of $11.4 million or 12.5% of net sales. The reduced operating income is a direct result of the lower gross profit in the current quarter as operating expenses during the second quarter of 2001 actually were $1.7 million lower than the second quarter of 2000. Operating expenses as a percent of sales in the current quarter reflect lower selling and marketing expenses and lower compensation expense. The second quarter of 2000 experienced higher legal and other professional expenses. The Carlon business segment incurred about $1.4 million of incremental non-cash charges during the current quarter for the amortization of intangibles related to the 2000 acquisitions.

Year-to-date operating income is $7.8 million (4.2% of net sales) in 2001 compared to $19.5 million (11.4% of net sales) for the same period in 2000. Despite an increased sales level in the first half of 2001 and higher amortization charges, operating expenses were reduced to 14.1% of net sales in the first half of 2001 versus 16.7% of net sales in the prior year period primarily due to the reductions in legal costs, compensation expense and discretionary selling and marketing expenses.

Net interest expense increased significantly compared with the prior year due to approximately $100 million in debt to fund acquisitions which offset lower average borrowing rates of 6.6% in the second quarter of 2001 (6.9% in the first half of 2001) and 7.8% in the second quarter of 2000.

The income tax provision of 45.3% for the first six months of 2001 compares to a 34.2% estimated rate in the first six months of 2000. The increased rate is caused by the effect of permanent unfavorable tax treatment of goodwill from the Pyramid acquisition.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $8.4 million for the second quarter of 2001, and $16.7 million for the first half of 2001 compared with $13.8 million and $24.4 million for the respective periods in 2000.

FINANCIAL CONDITION

Working capital reached $59.7 million at the end of the current quarter, which is $2.2 million greater than last year's second quarter and exceeds year-end 2000 by $1.5 million. The first half of 2001 cash flow remained positive with the Company generating $5.0 million from operating activities compared to $8.5 million for the first half of 2000. The Company was able to produce these positive cash flows, in particular, by improving the management of accounts receivable and inventory despite the decline in net income.

Accounts receivable were $55.8 million at the end of the second quarter of 2001 compared to $56.6 million at year-end 2000. Current accounts receivable, excluding those associated with the 2000 acquisitions, were also lower than the $51.5 million outstanding at the end of second quarter 2000 by approximately $7.5 million. Days sales outstanding were about 52 days this quarter compared with 48 days in the second quarter 2000 and 53 days at year-end 2000.

At the end of the second quarter 2001 the Company had $55.4 million in inventory. The inventory level is down $4.1 million or 6.9% from year-end 2000 and is the same inventory level as the second quarter of 2000 despite about $7.0 million of additional inventory from the acquisitions. The decrease from year-end 2000 was the result of an across-the-board inventory reduction effort carried out in the second quarter of 2001 to try to match the softening demand. The cost per pound of the primary raw material, PVC resin in inventory is approximately 20% lower at the end of the second quarter 2001 as compared with the same quarter of 2000 and 6% lower than year-end 2000. Pounds of resin inventory at June 30, 2001 have also declined by 2% and 4% compared to the end of second quarter 2000 and year-end 2000, respectively. On an overall basis, inventory turns were 4.8 times at June 30, 2001 versus 4.1 times at July 1, 2000.

Accounts payable have increased from year-end 2000 by $1.4 million but are lower than the prior year second quarter by $5.3 million due to the inventory reduction program that significantly lowered the purchases of PVC resin in the second quarter of 2001.

The reduction in accrued expenses during the first half of 2001 reflects revised expectations for compensation costs and annual customer sales and marketing programs and, in addition, the Company paid the remaining net purchase price on the Ameriduct acquisition of approximately $0.5 million and non-compete payments of $2.0 million to certain of the former shareholders of Pyramid.

Capital expenditures totaled $5.0 million during the first half of 2001, primarily for PVC, polyethylene and flexible conduit extrusion line capacity and productivity improvements, the installation of radio-frequency (RF) technology at the distribution centers and tooling for new product line development. The Company anticipates spending $9 to $10 million on these projects, enhanced e-commerce capabilities and additional new product rollouts for the full year of 2001.

Based on current projected operating results for the year, the Company believes cash flow from operations and its $194 million secured credit facility provides adequate financing for general corporate purposes and the planned capital expenditures. The Company has negotiated an amendment to this credit facility which resets various covenant levels through 2002 to reflect the lower earning and growth expectations in the current economic environment. This amendment will increase the Company's cost of borrowing under this agreement by approximately 50-100 basis points through the term of the amendment.

OUTLOOK

The following paragraphs contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

On June 27, 2001, the Company issued an earnings warning for the second quarter, which lowered its guidance on sales and diluted earnings-per-share estimates to a range of $95 million to $100 million, and 3 cents to 8 cents, respectively.

We are encouraged by the stability apparent in housing start data and expectations of steady spending in residential, commercial and industrial construction through 2002. The interest rate cuts are also expected to contribute to a good level of turnover in existing home sales, which support the home improvement product sales in the Lamson Home Products business segment.

It is extremely difficult to predict the level of telecommunications infrastructure market spending, which remains weak with no improvement expected until sometime in the second half of 2002. The Company believes it is well positioned to serve this market with both PVC and HDPE products as capital becomes available to the telephone and cable TV companies that will continue the build-out of the metropolitan rings and provide broadband service to the home. In addition, we see expanding market opportunities as corporations and institutions add high-speed networks to their office buildings and campuses.

We believe pricing will continue to be depressed in the PVC Pipe business through the first quarter of 2002. This is caused by weakening international economies, particularly in the Pacific Rim, that is causing an over-supply of the Company's primary raw material, PVC resin, in the domestic market. This situation will likely result in declining selling prices and raw material costs.

In summary, we anticipate net sales for the full year 2001 will reach $380 to $390 million, an increase of 9 to 12 percent over 2000. Based on achieving this range of net sales, we believe that the Company will be profitable in the third and fourth quarters of 2001. However, the uncertainty in the timing of the telecommunications market recovery and the PVC Pipe business conditions mentioned above prevent us from making more specific projections at this time.

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


PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The court declined to increase the damages with respect to the willfulness finding. The Company is pursuing a vigorous appeal and believes it has meritorious positions that will substantially reduce or eliminate the jury award. If, however, the appeal process is not successful, the final resolution of the matter could have a material adverse affect on the Company's financial position, cash flows and results of operations. The date for the hearing of this appeal is set for September 4, 2001 and it is expected that there will be a resolution to this matter by the end of the first quarter of 2002.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2001, the Company held its Annual Meeting of Shareholders. At the meeting 12,355,459 Common Shares (90.05% of the Common Shares outstanding) were voted.

The following directors were elected to Class I and received the votes indicated next to their names.
  CLASS I                           FOR               WITHHELD AUTHORITY
  --------------------------     ---------            ------------------
  James T. Bartlett              9,909,647                2,445,812
  Francis H. Beam, Jr.           9,901,947                2,453,512
  Martin J. Cleary               8,549,029                3,806,430
  William H. Coquillette         9,909,647                2,445,812

An amendment to The Lamson & Sessions Co. 1998 Incentive Equity Plan was approved; For 8,472,212 Against 3,474,107 Abstain 409,140

The following twelve amendments to the Company's Code of Regulations were approved as follows:

Article I, Section 1 - in order to permit the Company to have more flexibility in the timing of its annual shareholders' meeting; For 12,189,966 Against 125,178 Abstain 40,315

Article I, Section 3 - in order to permit the Company to hold shareholders' meetings at any place allowed by Ohio law; For 10,764,267 Against 1,550,601 Abstain 40,591

Article I, Section 4 - in order to permit notice of shareholders' meetings to be given by any means allowed by Ohio law; For 10,759,359 Against 1,559,331 Abstain 36,769

Article I, Section 6 - in order to permit proxies to be voted by any means allowed by Ohio law; For 12,211,607 Against 104,485 Abstain 39,367

Article I, Section 7 - in order to permit the Company to make its annual financial statements available to shareholders by any means allowed by Ohio law; For 10,755,835 Against 1,560,783 Abstain 38,841

Article I, Section 8 - in order to permit the Company to produce a list of shareholders entitled to vote at the Company's annual shareholders' meetings to shareholders upon request by any means allowed by Ohio law; For 10,779,572 Against 1,539,610 Abstain 36,277

Article II, Section 6 - in order to permit the Company to have more flexibility in the business conducted as its Board of Directors' meetings; For 10,733,632 Against 1,575,388 Abstain 46,439

Article II, Section 8 - in order to permit a majority of directors to constitute a quorum at meetings of the Board of Directors; For 11,122,530 Against 1,094,751 Abstain 42,166

Article II, Section 9 - in order to permit the Company's directors to create committees of the Board of Directors as allowed by Ohio law; For 10,629,509 Against 1,682,320 Abstain 43,630

Article VI, in order to allow indemnification of the Company's directors and officers to the full extent permitted by Ohio law; For 10,721,293 Against 1,562,354 Abstain 71,812

Article X, in order to allow amendments to the Company's Regulations adopted at a meeting of the shareholders without a meeting be distributed to shareholders by any means permitted by Ohio law; For 10,741,030 Against 1,573,181 Abstain 41,248

Adoption of a new Article XI, in order to clarify that words used in the Regulations importing any gender include the other gender; For 12,220,891 Against 98,240 Abstain 36,328

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10(a) First Amendment to the Amended and Restated Credit Agreement, entered into as of August 1, 2001, among The Lamson & Sessions Co., the Guarantors party thereto, the Lenders party thereto and Harris Trust and Savings Bank, as Administrative Agency for Lenders.


         (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      THE LAMSON & SESSIONS CO.
                                            (Registrant)




DATE: August 13, 2001                 By  /s/ James J. Abel
     -----------                          -----------------------------
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer