Form 10-Q
period 2001-09-29
LAMSON & SESSIONS CO
filed 2001-11-13
CIK 57497

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                F O R M 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 29, 2001
                                        ------------------

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
Yes          No
    -------     -------

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 29, 2001 the Registrant had outstanding 13,777,608 common shares.

PART I
------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                    Third Quarter Ended                           Nine Months Ended
                                           ------------------------------------------   ------------------------------------------
                                                    2001                  2000                   2001                  2000
                                           --------------------  --------------------   --------------------  --------------------

NET SALES                                    $ 90,554   100.0%     $ 88,291   100.0%      $275,946   100.0%     $259,930   100.0%

Cost of products sold                          76,952    85.0%       65,424    74.1%       228,329    82.7%      188,835    72.6%
                                           -----------           -----------            -----------           -----------

GROSS PROFIT                                   13,602    15.0%       22,867    25.9%        47,617    17.3%       71,095    27.4%

Operating expenses                             13,010    14.3%       12,462    14.1%        39,238    14.3%       41,161    15.9%
                                           -----------           -----------            -----------           -----------

OPERATING INCOME                                  592     0.7%       10,405    11.8%         8,379     3.0%       29,934    11.5%

Interest expense, net                           2,763     3.1%          995     1.1%         7,995     2.9%        2,541     1.0%
                                           -----------           -----------            -----------           -----------

(LOSS) INCOME BEFORE INCOME TAXES              (2,171)   -2.4%        9,410    10.7%           384     0.1%       27,393    10.5%

Income tax (benefit) provision                   (250)   -0.3%        2,434     2.8%           908     0.3%        8,588     3.3%
                                           -----------           -----------            -----------           -----------

NET (LOSS) INCOME                            $ (1,921)   -2.1%     $  6,976     7.9%      $   (524)   -0.2%     $ 18,805     7.2%
                                           ===========           ===========            ===========           ===========

BASIC (LOSS) EARNINGS PER
  COMMON SHARE                               $  (0.14)             $   0.51               $  (0.04)             $   1.39
                                           ===========           ===========            ===========           ===========

AVERAGE COMMON SHARES
  OUTSTANDING                                  13,776                13,638                 13,751                13,529
                                           ===========           ===========            ===========           ===========

DILUTED (LOSS) EARNINGS PER
  COMMON SHARE                               $  (0.14)             $   0.48               $  (0.04)             $   1.35
                                           ===========           ===========            ===========           ===========

DILUTED AVERAGE COMMON SHARES
  OUTSTANDING                                  13,776                14,426                 13,751                13,944
                                           ===========           ===========            ===========           ===========

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands)                                     Third Quarter                       Third Quarter
                                                               Ended           Year Ended          Ended
                                                        -----------------------------------------------------
                                                               2001               2000              2000
                                                        -----------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $       7,458      $       1,452      $       6,754
   Accounts receivable, net                                     51,692             56,659             53,958
   Inventories, net
     Finished goods and work-in-process                         39,816             53,283             54,338
     Raw materials                                               5,104              6,290              6,628
                                                         -------------      -------------      -------------
                                                                44,920             59,573             60,966

   Deferred tax assets                                          10,710             13,211             10,501
   Prepaid expenses and other                                    5,439              4,011              3,385
                                                         -------------      -------------      -------------
                                    TOTAL CURRENT ASSETS       120,219            134,906            135,564

PROPERTY, PLANT AND EQUIPMENT
   Land                                                          3,998              3,998              3,588
   Buildings                                                    25,706             24,702             22,349
   Machinery and equipment                                     121,364            116,154            105,077
                                                         -------------      -------------      -------------
                                                               151,068            144,854            131,014
   Less allowances for depreciation and amortization            86,029             79,557             75,125
                                                         -------------      -------------      -------------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                         65,039             65,297             55,889

GOODWILL                                                        82,854             88,868             35,277

PENSION ASSETS                                                  23,408             21,555             20,928

DEFERRED TAX ASSETS                                              2,853               --                4,500

OTHER ASSETS                                                     9,418              9,667              9,221
                                                         -------------      -------------      -------------
                                          TOTAL ASSETS   $     303,791      $     320,293      $     261,379
                                                         =============      =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                      $      27,995      $      28,572      $      34,875
   Accrued compensation and benefits                             6,655             10,034             10,252
   Other accrued expenses                                       20,204             25,499             21,451
   Taxes                                                         3,299              4,383              5,850
   Current maturities of long-term debt                         12,060              8,168                938
                                                         -------------      -------------      -------------
                              TOTAL CURRENT LIABILITIES         70,213             76,656             73,366

LONG-TERM DEBT                                                 122,903            130,276             77,722

POST-RETIREMENT BENEFITS AND OTHER
   LONG-TERM LIABILITIES                                        26,031             27,332             26,905

SHAREHOLDERS' EQUITY
   Common shares                                                 1,378              1,369              1,369
   Other capital                                                75,494             74,997             74,964
   Retained earnings                                             9,712             10,236              7,593
   Accumulated other comprehensive (loss) income                (1,940)              (573)              (540)
                                                         -------------      -------------      -------------
Total Shareholders' Equity                                      84,644             86,029             83,386
                                                         -------------      -------------      -------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $     303,791      $     320,293      $     261,379
                                                         =============      =============      =============



See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                              NINE MONTHS ENDED
                                                                                   ------------------------------------
                                                                                         2001                 2000
                                                                                   ---------------      ---------------

OPERATING ACTIVITIES
   Net (loss) income                                                                $       (524)       $     18,805
   Adjustments to reconcile net (loss) income to cash provided by operating activities:
      Depreciation                                                                         8,879               6,917
      Amortization                                                                         4,619                 412
      Deferred income taxes                                                                 (352)              5,955
      Net change in working capital accounts:
        Accounts receivable                                                                2,871              (4,914)
        Inventories                                                                       14,653             (15,572)
        Prepaid expenses and other                                                        (1,428)              1,811
        Accounts payable, accrued expenses and other current liabilities                  (5,847)             11,190
      Other long-term items                                                               (4,833)             (5,305)
                                                                                    ------------        ------------
CASH PROVIDED BY OPERATING ACTIVITIES                                                     18,038              19,299

INVESTING ACTIVITIES
   Acquisitions                                                                           (2,737)            (47,313)
   Net additions to property, plant and equipment                                         (6,092)             (7,141)
                                                                                    ------------        ------------
CASH USED IN INVESTING ACTIVITIES                                                         (8,829)            (54,454)

FINANCING ACTIVITIES
   Net (payments) borrowings under secured credit agreement                               (2,400)             38,656
   Net changes in long-term borrowings and capital lease obligations                      (1,081)               (803)
   Exercise of stock options                                                                 278               1,332
                                                                                    ------------        ------------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                              (3,203)             39,185

INCREASE IN CASH AND CASH EQUIVALENTS                                                      6,006               4,030
Cash and cash equivalents at beginning of year                                             1,452               2,724
                                                                                    ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $      7,458        $      6,754
                                                                                    ============        ============




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

NOTE B - INCOME TAXES

The third quarter 2001 income tax provision was calculated based on management's estimate of the effective tax rate for the year. The difference between this rate and the applicable statutory tax rate is due to the tax treatment of goodwill amortization generated with the 2000 acquisition of Pyramid Industries, Inc. ("Pyramid"). The provision for 2000 is primarily a non-cash charge.

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                              THIRD QUARTER ENDED                        NINE MONTHS ENDED
                                         ------------------------------            ------------------------------
                                           2001                 2000                 2001                2000
                                         ---------            ---------            ---------            ---------

NET SALES
Carlon                                   $  49,052            $  35,185            $ 147,421            $ 100,019
Lamson Home Products                        15,835               16,939               45,419               47,834
PVC Pipe                                    25,667               36,167               83,106              112,077
                                         ---------            ---------            ---------            ---------

                                         $  90,554            $  88,291            $ 275,946            $ 259,930
                                         =========            =========            =========            =========

OPERATING INCOME (LOSS)
Carlon                                   $   4,618            $   5,504            $  14,811            $  15,667
Lamson Home Products                         1,162                  995                3,301                1,914
PVC Pipe                                    (4,094)               5,178               (7,150)              20,118
Corporate Office                            (1,094)              (1,272)              (2,583)              (7,765)
                                         ---------            ---------            ---------            ---------

                                         $     592            $  10,405            $   8,379            $  29,934
                                         =========            =========            =========            =========

DEPRECIATION AND AMORTIZATION
Carlon                                   $   3,017            $   1,142            $   9,081            $   2,797
Lamson Home Products                           635                  568                1,862                1,885
PVC Pipe                                       920                  760                2,555                2,647
                                         ---------            ---------            ---------            ---------

                                         $   4,572            $   2,470            $  13,498            $   7,329
                                         =========            =========            =========            =========

Total assets by business segment at September 29, 2001, December 30, 2000 and September 30, 2000.


                                                            SEPTEMBER 29,        DECEMBER 30,        SEPTEMBER 30,
                                                                2001                 2000                2000
                                                          ----------------     ---------------     ----------------

IDENTIFIABLE ASSETS
Carlon                                                           $168,792            $184,527             $114,688
Lamson Home Products                                               30,294              31,720               32,552
PVC Pipe                                                           52,030              61,449               66,826
Corporate Office (includes cash, deferred tax
  and pension assets)                                              52,675              42,597               47,313
                                                          ----------------     ---------------     ----------------
                                                                 $303,791            $320,293             $261,379
                                                          ================     ===============     ================

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive (loss) income for the third quarter and the first nine months of 2001 and 2000 are as follows:


(Dollars in thousands)

                                               THIRD QUARTER ENDED                       NINE MONTHS ENDED
                                      ----------------------------------        -----------------------------------
                                      SEPTEMBER 29,        SEPTEMBER 30,          SEPTEMBER 29,       SEPTEMBER 30,
                                          2001                 2000                   2001                2000
                                      -------------        -------------        ---------------       -------------

Net (loss) income                      $  (1,921)           $   6,976            $    (524)           $  18,805
Foreign currency translation
  adjustments                                  6                   12                  (10)                (160)
Loss on derivative
  instruments, net of tax                 (1,093)                --                 (1,357)                --
                                       ---------            ---------            ---------            ---------

Comprehensive (loss) income            $  (3,008)           $   6,988            $  (1,891)           $  18,645
                                       =========            =========            =========            =========




The components of accumulated other comprehensive loss, at September 29, 2001, December 30, 2000 and September 30, 2000 are as follows:

(Dollars in thousands)

                                            SEPTEMBER 29,      DECEMBER 30,      SEPTEMBER 30,
                                                2001               2000               2000
                                           -------------      -------------      -------------

Foreign currency translation
  adjustments                              $        (540)     $        (530)     $        (483)
Minimum pension liability adjustment                 (43)               (43)               (57)
Accumulated derivative losses                     (1,357)              --                 --
                                           -------------      -------------      -------------

Accumulated other comprehensive
  loss                                     $      (1,940)     $        (573)     $        (540)
                                           =============      =============      =============

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:


(In thousands, except per share amounts)

                                                             THIRD QUARTER ENDED              NINE MONTHS ENDED
                                                       ------------------------------    ----------------------------
                                                            2001             2000            2001             2000
                                                       -------------    -------------    ------------     -----------

BASIC (LOSS) EARNINGS-PER-SHARE COMPUTATION
Net (Loss) Income                                        $  (1,921)       $   6,976       $    (524)       $  18,805
                                                         =========        =========       =========        =========

Average Common Shares Outstanding                           13,776           13,638          13,751           13,529
                                                         =========        =========       =========        =========

Basic (Loss) Earnings Per Share                          $   (0.14)       $    0.51       $   (0.04)       $    1.39
                                                         =========        =========       =========        =========

DILUTED (LOSS) EARNINGS-PER-SHARE COMPUTATION
Net Income                                               $  (1,921)       $   6,976       $    (524)       $  18,805
                                                         =========        =========       =========        =========

Basic Shares Outstanding                                    13,776           13,638          13,751           13,529

Stock Options Calculated Under
  the Treasury Stock Method                                   --                788            --                415
                                                         ---------        ---------       ---------        ---------

Total Shares                                                13,776           14,426          13,751           13,944
                                                         =========        =========       =========        =========

Diluted (Loss) Earnings Per Share                        $   (0.14)       $    0.48       $   (0.04)       $    1.35
                                                         =========        =========       =========        =========


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

The adoption of SFAS 133 did not result in any transition adjustment as the Company had no derivative instruments outstanding at December 31, 2000. During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million which effectively fixes interest rates on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 3.5%, respectively. These transactions are considered cash flow hedges and, thus, the fair market value at the end of the third quarter of $1,357,000 (net of tax) loss, has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $911,000 (net of tax) loss of the fair value of the hedges is classified as current, with the remaining $446,000 (net of tax) loss classification as long-term.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

Net sales were $90.6 million in the third quarter of 2001, a 2.6% increase over the third quarter of 2000. The Carlon segment increased net sales by 39.4% in the current quarter compared to the prior year period. The majority of this net sales increase is due to acquisitions which contributed $17.1 million in net sales in the third quarter 2001 compared to $1.3 million in the same period of 2000. Lamson Home Products experienced a sales decline during the third quarter of 2001 of 6.5% off a strong third quarter in 2000. Retailers in the home improvement sector resumed their reduction in inventory levels and experienced softness in sales as the economy slowed and consumer confidence fell. The PVC Pipe Business experienced a 29% decline in net sales this quarter compared to the third quarter of 2000. As in the second quarter of 2001, the volume of electrical and telecommunications conduit shipped continues to be strong, up 8.3% over the third quarter of 2000. However, pricing remains depressed as average selling prices dropped 7.2% from the second quarter of 2001 and is 35% lower than the third quarter of 2000.

For the first three quarters of 2001, net sales increased by 6.2% from the first three quarters of 2000. The Carlon business segment net sales increased $47.4 million while both the Lamson Home Products and PVC Pipe segments net sales declined 5.0% and 25.8%, respectively, during the first three quarters of 2001 compared to the same period of 2000. Acquisitions from fiscal 2000 contributed approximately $56.0 million in net sales for the first three quarters of 2001 in the Carlon segment. Net sales are off for the remainder of the business segment by almost 8.6% during the first three quarters of 2001 due to the general slowdown in the economy and decline in telecom infrastructure project activity. Lamson Home Products has experienced very inconsistent demand patterns from its largest customer so far in 2001 as it deals with internal restructuring and policy changes. PVC Pipe volume is up 13.8% from the first three quarters of 2000 while pricing is down by approximately 33.0%, which illustrates a continued oversupply of PVC resin availability compared to current market demand.

Gross margin was 15.0% in the third quarter 2001 representing a 42.0% decline from the 25.9% gross margin achieved in the third quarter of 2000. This quarter's results lowered the gross margin year-to-date in 2001 to 17.3% compared to 27.4% for the first three quarters of 2000. The majority of this decline in the third quarter and year-to-date has occurred in the PVC Pipe Business as selling prices have declined significantly as described above while average PVC resin cost was lower by 17.7% in the third quarter of 2001 and 13.5% for the first nine months of 2001, compared to the respective periods in 2000. In addition, there has been a shift in product mix away from the more profitable telecommunication duct to electrical conduit as the large Regional Bell Operating Companies (RBOC's) curtailed capital spending during the third quarter 2001. As the prime construction season ends and resin prices continue to go lower, the Company aggressively curtailed production in order to reduce pipe inventory. However, plant operating rates resulted in $1 million less absorption of fixed costs during the third quarter of 2001 when compared to the third quarter of 2000. The Carlon business segment also had modestly lower gross margins in both the current third quarter and year-to-date as the high density polyethylene (HDPE) pipe products had lower selling prices than the prior year as telecom market demand has dropped dramatically. Finally, Lamson Home Products continues to earn better gross margins in 2001 compared to 2000 due to continued progress on lowering product costs and the introduction of new products.

Operating income for the third quarter of 2001 totaled $.6 million or .7% of net sales. This compares to the prior year's third quarter operating income of $10.4 million or 11.8% of net sales. The reduced operating income is primarily a result of the lower gross profit in the current quarter as operating expenses were approximately the same in total dollars and as a percentage of net sales as the third quarter of 2000.

Year-to-date operating income is $8.4 million in 2001 compared to $29.9 million for the same period in 2000. Despite an increased sales level in the first three quarters of 2001 and higher amortization charges, operating expenses were reduced to 14.3% of net sales in the first three quarters of 2001 versus 15.9% of net sales in the prior year period primarily to reductions in legal costs, compensation expense, discretionary selling and marketing expenses and settlement of litigation in the first quarter of 2001.

Net interest expense increased significantly compared with the prior year due to an approximate $100 million increase in debt to fund the acquisitions completed in 2000. Average borrowing rates were 6.77% in the third quarter of 2001 (6.84% in the first three quarters of 2001) compared to 7.82% in the third quarter of 2000.

The income tax provision in the third quarter of 2001 reflects the impact of the pretax loss on full year income estimates. The high income tax provision despite nominal pretax income in the first nine months of 2001 is caused by the effect of permanent unfavorable tax treatment of goodwill from the Pyramid acquisition. The income tax provision for the first nine months of 2000 was 31.4%.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $5.1 million for the third quarter of 2001, and $21.8 million for the first three quarters of 2001 compared with $12.9 million and $37.3 million for the respective periods in 2000.

FINANCIAL CONDITION

Working capital was reduced to $50.0 million at the end of the current quarter, which is $12.2 million lower than last year's third quarter and $8.3 million lower than year-end 2000. During the first three quarters of 2001, the Company generated $18.0 million of cash flows from operating activities compared to $19.3 million for the first three quarters of 2000. The Company was able to produce these positive cash flows despite the decline in net income, by maintaining strong oversight of accounts receivable despite deteriorating economic conditions and aggressively reducing the level of inventory.

Accounts receivable were $51.7 million at the end of the third quarter of 2001 compared to $56.7 million at year-end 2000 and $54.0 million outstanding at the end of third quarter 2000. Days sales outstanding were about 54 days this quarter which is comparable to both year-end 2000 and the prior year's third quarter performance levels. The Company is experiencing slower payment from some smaller telecom market customers due to the dramatic decrease in their wireless activity this year.

At the end of the third quarter 2001 the Company had $44.9 million in inventory. The inventory level is down $14.7 million or 25% from year-end 2000 and there is similar reduction from third quarter of 2000. This decrease was the result of an across-the-board inventory reduction effort in the second and third quarters of 2001 reacting to the softening demand. The Company was also able to achieve higher inventory turn targets due to supply chain process improvements and recent capital expenditures. The cost per pound of the primary raw material, polyvinylchloride (PVC) resin in inventory is approximately 19% lower at the end of the third quarter 2001 as compared with the same quarter of 2000 and 15% lower than year-end 2000. Pounds of PVC resin inventory at the end of the third quarter of 2001 have also declined by 30% and 23% compared to the end of the third quarter of 2000 and year-end 2000, respectively. On an overall basis, inventory turns improved to 5.5 times at this quarter ending versus 3.8 times in the prior year quarter. The Company's exposure to resin price volatility is reduced with the improved inventory turns.

Accounts payable have remained about the same as year-end 2000, despite the usual seasonal growth expected in the third quarter, but are lower than the prior year third quarter by $7 million due to the inventory reduction program that significantly lowered the purchases of PVC and HDPE resins in the second and third quarters of 2001.

The reduction in accrued expenses during the first three quarters of 2001 reflects revised expectations for compensation costs and annual customer sales and marketing programs. In addition, the Company paid the remaining purchase price and continued non-compete payments related to prior year acquisitions.

Capital expenditures totaled $6.1 million during the first three quarters of 2001. The expenditures were primarily for PVC, HDPE and flexible conduit extrusion line capacity and productivity improvements that occurred in the first few months of the year, the installation of radio-frequency (RF) technology at the distribution centers and tooling for new product line development. The Company anticipates spending a total of $9 million to $10 million for the full year of 2001.

Based on current projected operating results for the year, the Company believes cash flow from operations and its secured credit facility provide adequate financing for general corporate purposes and the planned capital expenditures. The Company has negotiated a second amendment to its credit facility which resets various covenant levels through 2003 to reflect the lower earnings and growth expectations in the current economic environment and lowers the secured credit facility to $170 million of which $125 million represents a revolving credit facility with the remainder in term debt. This amendment may increase the Company's cost of borrowings under this agreement by an additional 50-100 basis points through the term of the agreement.

OUTLOOK

The following paragraphs contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

The Company's sales have been supported by a very steady residential construction base through the first three quarters of 2001. Housing starts are expected to decline modestly the fourth quarter of 2001 through the first half of 2002 from the 1.5 million unit level to closer to a 1.4 million unit level before trending back up in the second half of 2002. These levels are still fairly strong compared to previous economic downturns. Further interest rate cuts should help maintain the level of existing home sales, which contributes to home improvement product sales of Lamson Home Products.

The telecom infrastructure market spending remains weak as telephone and cable TV companies capital spending plans continue to be deferred. This situation is not expected to improve appreciably until no earlier than the second half of 2002 or the first half of 2003. Spending in this market is required long-term, we believe, to build out the metropolitan rings, expand corporate and institutional high-speed data and communications networks and to provide broadband services to the home. The Company is exploring other areas, such as gas collection, water drainage and sewer markets to better utilize its manufacturing capacity while the telecom market remains soft.

We are advised that the cost of PVC resin may have hit a floor as PVC resin manufacturing companies are expressing that they are selling resin for almost their cash cost. This, along with reduced inventories channel-wide, should cause a stabilization of pricing in the market. Additional PVC resin manufacturing capacity scheduled to be brought up the first part of 2002 along with the lower projected U.S. construction activity the first half of next year, however, will keep the pricing environment competitive. Improvement in the PVC Pipe segment may require further substantial improvement in the export market, particularly in the Pacific rim to absorb the current supply imbalance in the domestic market and stabilize these costs.

The Company is reviewing several scenarios including the rationalization of facilities, personnel and product lines in order to reduce fixed cost levels to meet the challenges facing the Company heading into 2002.

The above statements contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecom infrastructure spending, consumer confidence and general construction trends, and (iv) further deterioration in the country's general economic condition affecting the markets for the Company's products.


PART II
-------

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The court declined to increase the damages with respect to the willfulness finding. The Company is pursuing a vigorous appeal and believes it has meritorious positions that will substantially reduce or eliminate the jury award. If, however, the appeal process is not successful, the final resolution of the matter could have a material adverse affect on the Company's financial position, cash flows and results of operations. This appeal was heard on September 4, 2001 and it is expected that there will be a resolution to this matter by the end of the first quarter of 2002.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits.

         10(a) Amended and Restated Credit Agreement, dated as of December 15, 2000, among the Company, the Guarantors party thereto, the Lenders party thereto, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent and Harris Trust and Savings Bank, as Administrative Agent.

         10(b) Second Amendment to the Amended and Restated Credit Agreement, entered into as of October 31, 2001, among The Lamson & Sessions Co., the Guarantors party thereto, the Lenders party thereto and Harris Trust and Savings Bank, as Administrative Agent for Lenders.

         10(c) Form of two-year non-qualified stock option agreement under the Company's 1998 Incentive Equity Plan.

         10(d) Form of three-year non-qualified stock option agreement under the Company's 1998 Incentive Equity Plan.

         10(e) Form of two-year non-qualified stock option agreement under the Company's 1988 Incentive Equity Performance Plan.

         10(f) Form of three-year non-qualified stock option agreement under the Company's 1988 Incentive Equity Performance Plan.

         10(g) The Lamson & Sessions Co. Nonemployee Directors Stock Option Plan, As Amended and Restated as of July 19, 2001.

         10(h) Form of non-qualified stock option agreement under the Company's Nonemployee Directors Stock Option Plan.

         10(i) The Lamson & Sessions Co. Deferred Compensation Plan for Nonemployee Directors As Amended and Restated as of October 18, 2001.

         10(j) The Lamson & Sessions Co. Deferred Compensation Plan for Executive Officers As Amended and Restated as of October 18, 2001.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 29, 2001.

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



                                     THE LAMSON & SESSIONS CO.
                                     -------------------------
                                         (Registrant)




DATE: November 12, 2001              By  /s/        James J. Abel
                                       ---------------------------------------
                                         Executive Vice President, Secretary,
                                         Treasurer and Chief Financial Officer