Form 10-K
period 2001-12-29
LAMSON & SESSIONS CO
filed 2002-03-07
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended December 29, 2001

         Commission File Number 1-313

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                            THE LAMSON & SESSIONS CO.
                 (Exact name of Registrant as specified in its charter)

                  Ohio                                  34-0349210
                  ----                                  ----------
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)
        25701 Science Park Drive
             Cleveland, Ohio                            44122-7313
             ---------------                            ----------
 (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: 216/464-3400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                 ON WHICH REGISTERED
             -------------------                 -------------------
       Common Shares, without par value        New York Stock Exchange
                                               Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held as of February 8, 2002 by non-affiliates of the Registrant: $52,801,571.

         As of February 8, 2002 the Registrant had outstanding 13,777,608 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
------

ITEM 1. - BUSINESS
------------------

The Lamson & Sessions Co., an Ohio corporation, (the "Company" or "Lamson & Sessions"), founded in 1866, is a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and engineered sewer products for major domestic markets. The markets for thermoplastic electrical conduit, related fittings and accessories, wiring devices and sewer pipe include: the construction, utility and telecommunications industries, municipalities, other government agencies, and contractors; and "do-it-yourself" home remodelers.

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

Three markets are served, each of which has unique product and marketing requirements. These markets are:

CARLON - INDUSTRIAL, RESIDENTIAL, COMMERCIAL, TELECOMMUNICATIONS AND UTILITY
CONSTRUCTION: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of nonmetallic enclosures, electrical outlet boxes and fittings. Examples of the applications for the products included in this segment are multi-cell duct systems and HDPE conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable. The 2000 acquisitions of Pyramid Industries, Inc. ("Pyramid") and Ameriduct Worldwide, Inc. ("Ameriduct") are included as part of the Carlon segment.

LAMSON HOME PRODUCTS - CONSUMER: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home repair market. The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, chimes and lighting controls.

PVC PIPE: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. The 1/2-inch to 6-inch electrical and telecommunications conduit is made from PVC and is used to protect wire or fiber optic cables supporting the infrastructure of our power or telecommunications systems.

A breakdown of net sales as a percent of total net sales by major business segment for 2001, 2000 and 1999, is as follows:

(Dollars in thousands)                  2001                   2000                    1999
                             ---------------------   ---------------------    ---------------------

Carlon                         $188,161        53%      $142,979       41%       $120,975      42%

Lamson Home Products             62,128        18%        63,351       18%         53,401      18%

PVC Pipe                        102,383        29%       142,403       41%        117,005      40%
                             ----------  ---------   -----------  --------    -----------   -------
                               $352,672       100%      $348,733      100%       $291,381     100%
                             ==========  =========   ===========  ========    ===========   =======


See discussion of segment products in Note L of financial statements.

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

DISTRIBUTION
The Company distributes its products through a nationwide network of more than 100 manufacturers' representatives and a direct field sales force of approximately 15.

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

SEASONAL FACTORS
Two of the Company's three business segments experience moderate seasonality caused principally by a decrease in construction activity during the winter months. They are subject also to the economic cycles affecting the residential, commercial and industrial construction industries. The Company's consumer products business unit is affected by consumer spending and consumer confidence.

MAJOR CUSTOMERS
Sales to Affiliated Distributors, a buying group within the Carlon and PVC Pipe segments not otherwise affiliated with the Company, totaled approximately 14% of consolidated net sales in 2001, and 17% of consolidated net sales in 2000 and 1999.

BACKLOG
In the Company's three business segments, the order-to-delivery cycle ranges from several days to a few weeks. Therefore, the measurement of backlog is not a significant factor in the evaluation of the Company's prospects.

RESEARCH AND DEVELOPMENT
The Company is engaged in product development programs which concentrate on identifying, creating and introducing innovative applications for thermoplastic and wireless electrical products. The Company maintains a separate product development center in Cleveland, Ohio, to facilitate this effort and improve manufacturing processes. The Company's research and development expenditures totaled $2.8 million, $3.3 million and $3.8 million in 2001, 2000 and 1999, respectively.

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

During the second quarter of 1999, the Company reached a settlement on litigation involving environmental matters at a property sold by the Company in 1981 whereby the Company agreed to incur costs of certain remediation activities which will occur over several years. The settlement did not have a material impact on the Company's financial position or results of operations.

ASSOCIATES
At December 29, 2001, the Company had 1,115 associates, 902 of whom were employed at the Company's manufacturing facilities and distribution centers. The remainder of associates were primarily employed at the Company's corporate headquarters and product development facilities.

FOREIGN OPERATIONS
The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 2% of consolidated net sales in 2001, 2000 and 1999, and were made principally to countries in North America.

ITEM 2. - PROPERTIES
--------------------

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

                                                             APPROXIMATE
         MANUFACTURING FACILITIES                            SQUARE FEET
         -------------------------                           -----------
         Woodland, California (O)                                66,000

         High Springs, Florida (O)                              110,000

         Tennille, Georgia (O)                                   41,000

         Clinton, Iowa (O)                                      124,000

         Mountain Grove and Seymour, Missouri (O)                36,000

         Bowling Green, Ohio (O)                                 67,000

         Oklahoma City, Oklahoma (O)                            172,000

         Nazareth, Pennsylvania (O)                              59,000

         Erie, Pennsylvania (L)                                  56,000

         Cranesville, Pennsylvania (L)                           10,000

         Pasadena, Texas (O)                                     52,000

         DISTRIBUTION CENTERS
         --------------------
         Columbia, South Carolina (L)                           350,000

         Woodland, California (L)                               105,000

         Fort Myers, Florida (O)                                  4,000


The Company operated the above manufacturing facilities at approximately 73% of their productive capacity in 2001.

ITEM 3. - LEGAL PROCEEDINGS
---------------------------

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12,500,000, plus pre-judgment and post-judgment interest estimated to be in excess of $3,000,000, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Management has no knowledge of Intermatic's intention with respect to any further appeals.

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

ITEM 4. - SUBMISSION OF MATTERS TO SECURITY HOLDERS
---------------------------------------------------

None.

EXECUTIVE OFFICERS OF THE REGISTRANT




JOHN B. SCHULZE
Chairman, President and Chief Executive Officer

Chairman, President and Chief Executive Officer since January 1990.  Age 64.


JAMES J. ABEL
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Executive Vice President, Secretary, Treasurer and Chief Financial Officer since September 1994. Age 56.


CHARLES E. ALLEN
Senior Vice President

Senior Vice President since September 1989.
Age 61.

NORMAN E. AMOS
Vice President

Vice President, Supply Chain Management since February 21, 2001. Previously was Vice President, Supply Chain Management, August 1, 2000 - February 21, 2001. Previously was Manager, Transportation and Logistics with Xerox Corporation, 1973-2000. Age 56

ALBERT J. CATANI, II
Vice President

Vice President, Manufacturing since August 1995.  Age 54.

EILEEN E. CLANCY
Vice President

Vice President, Human Resources since January 2, 2002. Previously was Director of Human Resource Development, December 1995 - December 2001. Previously was Director of Skills Development, July 1995 - December 1995. Age 51


DONALD A. GUTIERREZ
Senior Vice President

Senior Vice President since February 21, 2001. Previously was Vice President since March 1998. Previously was Vice President, Carlon Electrical Products since July 1997. Previously was National Sales Manager since January 1997. Previously was Manager, Distributor Sales August 1996 - January 1997. Previously was in Marketing and Sales with General Electric 1979 - August 1996. Age 44.




CHARLES W. HENNON
Vice President

Vice President and Chief Information Officer since April 1998. Previously was Manager, Business Support Services with Ferro Corporation 1993 - April 1998. Age 56.

LORI L. SPENCER
Vice President

Vice President and Controller since August 1997. Previously was Vice President, Strategic Planning since February 1997. Previously was Director, Financial Planning & Internal Audit, September 1994 - February 1997. Age 43.


NORMAN  P. SUTTERER
Vice President

Vice President since March 1998. Previously was Vice President Lamson Home Products and Carlon Telecom Systems since January 1994. Age 52.

PART II

ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
------------------------------------------------------------------------------
MATTERS
-------

The Company's Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. High and low sales prices for the common stock are included in Note N to the Consolidated Financial Statements. No dividends were paid in 2001, 2000 or 1999. The approximate number of shareholders of record of the Company's Common Stock at December 29, 2001 was 1,336.

ITEM 6. - SELECTED FINANCIAL DATA

FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY

                                                                                       FISCAL YEARS ENDED
                                                             ----------------------------------------------------------------------
(Dollars in thousands except per share data,
shareholders, associates and percentages)                         2001           2000         1999            1998         1997
-----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
      NET SALES                                                $ 352,672      $ 348,733     $ 291,381      $ 270,914    $ 271,780
      Cost of products sold                                      291,272        260,114       229,981        214,410      221,898
      GROSS PROFIT                                                61,400         88,619        61,400         56,504       49,882
      Operating expenses                                          52,962         54,132        48,054         47,584       52,377
      Net gains                                                   (4,550)             -             -              -            -
      Restructuring and impairment charge                          6,805              -             -              -            -
      OPERATING INCOME (LOSS)                                      6,183         34,487        13,346          8,920       (2,495)
      Interest                                                    11,626          4,539         3,558          4,341        3,768
      (LOSS) INCOME BEFORE INCOME TAXES AND
        CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    (5,443)        29,948         9,788          4,579       (6,263)
      Income tax (benefit) provision                              (1,600)         8,500        (9,000)        (2,100)      (1,550)
      (LOSS) INCOME BEFORE CUMULATIVE
        EFFECT OF ACCOUNTING CHANGE                               (3,843)        21,448        18,788          6,679       (4,713)
      Cumulative effect of accounting change                                                                               (4,940)
      NET (LOSS) INCOME                                           (3,843)        21,448        18,788          6,679       (9,653)
-----------------------------------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION:
      Current Assets                                           $  94,085      $ 134,906     $  94,704      $  83,975    $  91,567
      Other Assets                                               121,865        120,090        40,522         25,957       21,079
      Property, Plant and Equipment                               57,871         65,297        48,093         50,735       56,329
      Total Assets                                               273,821        320,293       183,319        160,667      168,975
      Current Liabilities                                         62,890         76,656        56,223         47,278       57,580
      Long-Term Debt                                             104,266        130,276        36,919         40,807       44,712
      Other Long-Term Liabilities                                 25,441         27,332        26,808         28,451       29,702
      Shareholders' Equity                                        81,224         86,029        63,369         44,131       36,981
      Working Capital                                             31,195         58,250        38,481         36,697       33,987
-----------------------------------------------------------------------------------------------------------------------------------
STATISTICAL INFORMATION:
      Average number of dilutive common shares outstanding        13,757         13,989        13,482         13,488       13,349
      Number of shareholders of record                             1,336          1,377         1,558          1,687        1,832
      Number of associates                                         1,115          1,345           963            983        1,044
      Book value per share                                     $    5.90      $    6.15     $    4.70      $    3.27    $    2.77
      Market price per share                                   $    5.24      $   10.50     $    4.88      $    5.13    $    5.81
      Market capitalization                                    $  72,195      $ 143,819     $  65,584      $  68,903    $  77,970
      Gross margin as a % of net sales                              17.4%          25.4%         21.1%          20.9%        18.4%
      Operating expenses as a % of net sales                        15.0%          15.5%         16.5%          17.6%        19.3%
      Operating margin as a % of net sales                           1.8%           9.9%          4.6%           3.3%        (0.9%)
      Operating cash flow as a % of total debt                      25.8%          19.9%         29.9%          19.5%         6.2%
      Capital Expenditures                                     $   7,980      $  11,085     $   7,563      $   4,546    $  11,584
      EBITDA (earnings before interest, taxes,
        depreciation and amoritzation)                         $  24,202      $  45,716     $  23,482      $  18,877    $   6,224
      EBITDA Margin                                                  6.9%          13.1%          8.1%           7.0%         2.3%
      Long-term debt as a % of equity                              128.4%         151.4%         58.3%          92.5%       120.9%
      Return on average equity from operations                      (4.6%)         28.7%         35.0%          16.5%       (11.5%)
-----------------------------------------------------------------------------------------------------------------------------------
BASIC (LOSS) EARNINGS PER COMMON SHARE:
      (Loss) Earnings before change in accounting principle    $   (0.28)     $    1.58     $    1.40      $    0.50    $   (0.35)
      Cumulative effect of accounting change                                                                            $   (0.37)
      NET (LOSS) EARNINGS                                      $   (0.28)     $    1.58     $    1.40      $    0.50    $   (0.72)
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
      (Loss) Earnings before change in accounting principle    $   (0.28)     $    1.53     $    1.39      $    0.50    $   (0.35)
      Cumulative effect of accounting change                                                                            $   (0.37)
      NET (LOSS) EARNINGS                                      $   (0.28)     $    1.53     $    1.39      $    0.50    $   (0.72)

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

DISCUSSION OF THE CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------

THE CONSOLIDATED STATEMENTS OF OPERATIONS present Lamson & Sessions' operating performance over the last three years.

RESULTS OF OPERATIONS
Net sales increased by 1.1% or $3.9 million in 2001 compared with 2000. Overall, Carlon experienced a growth rate of 31.6% or $45.2 million for the year 2001 over 2000. Incremental HDPE conduit sales totaled approximately $53 million primarily from the Pyramid and Ameriduct acquisitions, which were completed in the latter part of 2000. The remainder of Carlon's product sales declined from 2000 levels by approximately 6.3%. This decrease was caused by a general economic slowdown, which persisted throughout the year, and continued contraction in telecommunications infrastructure capital spending. Lamson Home Products had a net sales decline of $1.2 million or 1.9% in 2001 compared with 2000, as home improvement retailers reduced their inventories during the year in response to softness in sales and inconsistent consumer confidence levels. Lastly, the PVC Pipe business segment net sales dropped 28.1% or $40 million in 2001 compared with 2000. Pipe volume shipped was up 6.1% while average pricing declined by approximately 31% from 2000. Mix has also shifted this year in the PVC Pipe business as telecommunications-related conduit is down 20% in units shipped, which has been offset by increased electrical conduit shipments, primarily in the first three quarters of the year.

Net sales increased in 2000 to $348.7 million from $291.4 million in 1999, representing a 19.7% growth rate. Excluding the two acquisitions made by the Company during the year, net sales would have increased by 14.6%, or $42.7 million. All three business segments experienced healthy growth during this year. Carlon grew by $22 million, or 18.2%, primarily from the Pyramid and Ameriduct acquisitions, which added $14.7 million in combined net sales. This business unit generated a 6% growth from its core electrical and telecommunications products, reflecting price increases early in the year and modest market growth. Lamson Home Products increased its net sales level by $10 million, or 18.6%, over 1999 to $63.4 million. This improvement in the top line is almost entirely from additional business at this business segment's second largest customer, as price increases were negligible. The PVC Pipe business had an outstanding year as sales increased by 21.7%, or $25.4 million, to $142.4 million. These results reflect a 50% increase in selling price per unit as resin costs were up by an average of 30% during 2000 versus 1999. The Company gave up market share to maintain material spreads as the construction market was very strong throughout the first half of this year. Telecommunications duct volume was up by 12% this year, the mix improving from predominantly electrical conduit to a more balanced product distribution.

Gross margin in 2001 was 17.4%, down from the 25.4% margin realized in 2000. This drop was primarily caused by the margin squeeze experienced in the PVC Pipe business, as a continued oversupply of PVC resin in the domestic market has caused PVC Pipe selling prices to be down over 30% from a year ago, while PVC resin costs have declined on average 18% for the year. In addition, the significant mix shift in PVC pipe from telecommunications duct to electrical conduit has had a negative impact on its gross margin. Finally, the Company utilized its manufacturing facilities at a much reduced rate, 73% in 2001 vs. 91% in 2000, generating approximately $7 million more in unfavorable manufacturing variances during the current year.

Gross margin grew by over 20% to 25.4% in 2000, compared with 21.1% in 1999. This improvement was a result of better margins in both the Carlon and the PVC Pipe businesses from price increases and product mix improvements. Overall distribution and freight costs were around $5 million less on a comparable basis to 1999, primarily due to the consolidation of distribution operations completed last year and effective management of freight surcharges incurred in 2000.

Operating expenses in 2001 totaled $53.0 million or 15% of net sales compared with $54.1 million or 15.5% of net sales in 2000. During the year the Company consolidated the selling, general and administrative processes of the two acquisitions to reduce any redundant costs. In addition, discretionary spending was reduced, as it became evident economic conditions were declining. During 2001, the Company also recorded net gains of $4.6 million relating to the resolution of the PW Eagle litigation, changes in estimates for certain other litigation and environmental liabilities and a gain on the sale of a non-strategic business. The Company also incurred a restructuring and impairment charge of $7.7 million to reduce excess capacity, eliminate under-performing product lines and reduce salaried staff of which $.9 million was included in cost of products sold. In summary, the Company earned $6.2 million in operating income, or 1.8% of net sales, in 2001 ($9.4 million, or 2.7%, excluding the restructuring and impairment charge and net gains) vs. $34.5 million, or 9.9%, of net sales in 2000.

Operating expenses were $54.1 million in 2000 ($6.1 million higher than 1999), or 15.5%, of net sales compared with 16.5% of net sales in 1999. Continued productivity improvements in general administrative activities offset increases in sales commission and legal, professional and acquisition related expenses. The result was more than a two-and-a-half times increase in operating income to $34.5 million (9.9% of net sales) in 2000 versus $13.3 million (4.6% of net sales) in 1999.

Interest expense increased by $7 million in 2001 due to the acquisition debt of approximately $113 million added late in 2000. The Company had an average borrowing rate during 2001 of 6.81% compared with 7.85% in 2000.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $24.2 million for 2001, compared with the $45.7 million EBITDA earned in 2000.

FINANCIAL CONDITION
Despite the lower operating income in 2001, the Company focused on generating cash flow from working capital reductions. Working capital was $31.2 million at the end of 2001 compared with $58.3 million at the end of 2000. The current ratio decreased to 1.50 in 2001 from 1.76 in 2000 as accounts receivable and inventory declined by a combined $34.9 million from lower economic activity and improved inventory control, while payables and accruals declined by $17.7 million. Cash flow generated from operating activities was a strong $30.1 million in 2001 versus $27.5 million in 2000.

Accounts receivable were $39.2 million at the end of 2001, compared with $56.6 million at the end of 2000. Days sales outstanding in 2001 were about 49.5 and approximately the same as the 50.8 days for 2000.

Inventory levels at the end of 2001 were $42.1 million compared with $59.6 million at the end of 2000. As a result, annual inventory turns increased from
3.9 times in 2000 to 4.9 times in 2001. All inventory categories have been reduced, however, the largest reduction came in PVC resin and related products for which pounds in inventory were lower and average unit cost at year-end was more than 30% lower than the 2000 year-end levels.

Accounts payable decreased by $6.6 million in 2001 from the prior year-end, primarily from the purchasing of raw material inventory and lower unit costs for these items.

The current balance in deferred tax assets decreased due to lower than expected 2002 operating results limiting the short term utilization of net operating losses. Accrued liabilities at 2001 year-end were approximately $11 million less than the prior year, as the final purchase price adjustment for Ameriduct was paid in 2001; incentive compensation is lower in the current year; and legal and environmental liabilities have been adjusted to reflect current evaluations of these items. The current portion of long-term debt has increased to reflect the amortization schedule of term debt provided in our credit agreement. The strong operating cash flow experienced in the fourth quarter of the year allowed the Company to pay down debt by over $22 million during 2001, a 15.9% reduction.

Capital expenditures totaled approximately $8.0 million in 2001, compared with $11.1 million in 2000. The current year spending was primarily for distribution center productivity, new product tooling and quality enhancements.

The Company has adequate credit capacity available to support its current operational expense and capital spending needs as well as those anticipated for the remainder of 2002. However, the Company has been experiencing lower earnings levels in its PVC Pipe business, reflecting an oversupply of raw materials available to support existing market demand as well as extremely low demand levels in the telecommunications infrastructure market, which is expected to continue through 2002. Unless the EBITDA level improves sufficiently, the Company will seek a further amendment to its secured credit agreement in order to prevent a covenant violation and, concurrently, evaluate changes to its capital structure in order to ensure an appropriate degree of financial flexibility. The Company has commenced negotiations of such an amendment so that it can be entered into before a covenant violation occurs.

OUTLOOK
The following paragraphs contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

The Company's sales have been supported by a very steady residential construction base throughout 2000 and 2001. Housing starts are expected to decline modestly during the first half of 2002 from the 1.5 million unit level to closer to a 1.4 million unit level before trending back up in the second half of 2002. These levels are still fairly strong compared with previous economic downturns. Interest rate cuts should help maintain the level of existing home sales, which contributes to home improvement product sales of Lamson Home Products. Construction spending in the industrial and commercial markets are expected to be weaker than the general market, which may cause a lag in the recovery of our PVC Pipe business segment.

The telecommunications infrastructure market spending remains weak as telephone and cable TV companies capital spending plans continue to be reduced. This situation is not expected to improve appreciably until no earlier than the fourth quarter of 2002, or the first half of 2003. Spending in this market is required long term, we believe, to build out the metropolitan rings, expand corporate and institutional high-speed data and communications networks and to provide broadband services to the home. As part of the restructuring charge taken in 2001, the Company has reduced the capacity of its HDPE assets servicing this market by eliminating excess equipment and consolidating operations. The Company is also exploring other market opportunities such as gas collection, water drainage and sewer markets to better utilize its manufacturing capacity while the telecommunications market remains soft.

We believe that the cost of PVC resin may be near a cyclical floor during the fourth quarter of 2001, as PVC resin manufacturing companies are expressing that they are selling resin for almost their cash cost, and several have announced price increases in the first quarter of 2002. This, along with reduced inventories channel-wide and increased feed stock costs, should cause a stabilization of pricing in the market. Additional PVC resin manufacturing capacity scheduled to be brought up the first part of 2002 along with the lower projected U.S. construction activity the first half of next year, however, will keep the pricing environment competitive. Improvement in the PVC Pipe segment will require further substantial improvement in the PVC export market, particularly in the Pacific rim to absorb the current supply imbalance in the domestic market and stabilize these costs. Should the supply/demand imbalance be resolved by a strengthened export market, price levels in the PVC Pipe business segment could improve quickly and more than offset a modest softening of demand in the industrial/commercial market in 2002.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends, (iv) further deterioration in the country's general economic condition affecting the markets for the Company's products and (v) the ability of the Company to obtain an amendment to its secured credit agreement.

ITEM 7(a). - MARKET RISK DISCLOSURES
------------------------------------

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and commodity prices for PVC and HDPE resins. The Company does not use derivative financial instruments for speculative or trading purposes.

Almost all of the Company's long-term debt obligations bear interest at a variable rate. In order to mitigate the risk associated with interest rate fluctuations, in the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million and effectively fixed the variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 3.5%. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss.

These risks and others that are detailed in this Form 10-K must be considered by any investor or potential investor in the Company.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                                                                 FISCAL YEARS
                                                   ----------------------------------------
(Dollars in thousands, except per share data)         2001            2000           1999
                                                   ----------------------------------------

NET SALES                                          $ 352,672       $ 348,733      $ 291,381
Cost of products sold                                291,272         260,114        229,981
                                                   ---------       ---------      ---------
GROSS PROFIT                                          61,400          88,619         61,400

Operating expenses                                    52,962          54,132         48,054
Net gains                                             (4,550)              -              -
Restructuring and impairment charge                    6,805               -              -
                                                   ---------       ---------      ---------
OPERATING INCOME                                       6,183          34,487         13,346

Interest expense                                      11,626           4,539          3,558
                                                   ---------       ---------      ---------

(LOSS) INCOME BEFORE INCOME TAXES                     (5,443)         29,948          9,788
Income tax (benefit) provision                        (1,600)          8,500         (9,000)
                                                   ---------       ---------      ---------

NET (LOSS) INCOME                                  $  (3,843)      $  21,448      $  18,788
                                                   =========       =========      =========


BASIC (LOSS) EARNINGS PER COMMON SHARE             $   (0.28)      $    1.58      $    1.40
                                                   =========       =========      =========


DILUTED (LOSS) EARNINGS PER COMMON SHARE           $   (0.28)      $    1.53      $    1.39
                                                   =========       =========      =========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                                                                                        -------------------------------------------
(Dollars in thousands)                                                                     2001             2000             1999
                                                                                        ---------        ---------        ---------

OPERATING ACTIVITIES
Net (loss) income                                                                       $  (3,843)       $  21,448        $  18,788
Adjustments to reconcile net (loss) income to cash provided
  by operating activities:
       Depreciation                                                                        11,848            9,801            9,688
       Amortization                                                                         6,171            1,428              448
       Net gains                                                                           (2,950)            --               --
       Restructuring and impairment charge                                                  7,672             --                516
       Deferred income taxes                                                               (1,934)           6,903           (9,000)
       Net change in working capital accounts (excluding effect
           of acquired businesses):
         Accounts receivable                                                               14,581            1,574           (5,596)
         Inventories                                                                       15,914           (9,531)          (3,399)
         Prepaid expenses and other                                                          (909)           1,217           (2,041)
         Accounts payable                                                                  (6,534)          (9,314)           8,160
         Accrued expenses and other current liabilities                                    (3,768)          11,238            2,469
       Other long-term items                                                               (6,172)          (7,243)          (7,835)
                                                                                        ---------        ---------        ---------
CASH PROVIDED BY OPERATING ACTIVITIES                                                      30,076           27,521           12,198

INVESTING ACTIVITIES
       Net additions to property, plant and equipment                                      (7,980)         (11,085)          (7,563)
       Proceeds from sale of business                                                       1,411             --               --
       Acquisitions, net of cash acquired                                                  (2,987)        (112,839)            --
                                                                                        ---------        ---------        ---------
CASH USED IN INVESTING ACTIVITIES                                                          (9,556)        (123,924)          (7,563)

FINANCING ACTIVITIES
       Net (payments) borrowings under secured credit agreement                           (20,900)         161,387             --
       Retirement of previous credit agreement                                               --            (42,296)            --
       Payments on long-term borrowings and capital lease obligations                      (1,185)         (25,330)          (3,848)
       Exercise of stock options                                                              278            1,370             --
                                                                                        ---------        ---------        ---------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                              (21,807)          95,131           (3,848)
                                                                                        ---------        ---------        ---------
(DECREASE) INCREASE IN CASH                                                                (1,287)          (1,272)             787
Cash at beginning of year                                                                   1,452            2,724            1,937
                                                                                        ---------        ---------        ---------

CASH AT END OF YEAR                                                                     $     165        $   1,452        $   2,724
                                                                                        =========        =========        =========










See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

December 29, 2001 and December 30, 2000




(Dollars in thousands)                                                                        2001      2000
                                                                                            --------   --------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                $    165   $  1,452
   Accounts receivable, net                                                                   39,204     56,659
   Inventories, net
     Finished goods and work-in-process                                                       36,623     51,195
     Raw materials                                                                             5,460      8,378
                                                                                            --------   --------
                                                                                              42,083     59,573
   Deferred tax assets                                                                         7,650     13,211
   Prepaid expenses and other                                                                  4,983      4,011
                                                                                            --------   --------
                                                                     TOTAL CURRENT ASSETS     94,085    134,906

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                         3,537      3,998
  Buildings                                                                                   24,775     24,702
  Machinery and equipment                                                                    116,484    116,154
                                                                                            --------   --------
                                                                                             144,796    144,854
  Less allowances for depreciation and amortization                                           86,925     79,557
                                                                                            --------   --------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                                                       57,871     65,297

GOODWILL                                                                                      81,666     88,868

PENSION ASSETS                                                                                24,071     21,555

DEFERRED TAX ASSETS                                                                            7,673         --

OTHER ASSETS                                                                                   8,455      9,667
                                                                                            --------   --------


                                                                             TOTAL ASSETS   $273,821   $320,293
                                                                                            ========   ========







See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

December 29, 2001 and December 30, 2000


(Dollars in thousands, except per share data)                                                                2001        2000
                                                                                                          ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                                     $  21,975    $  28,572
     Accrued compensation and benefits                                                                        7,311       10,034
     Other accrued expenses                                                                                  17,237       25,499
     Taxes                                                                                                    4,274        4,383
     Current maturities of long-term debt                                                                    12,093        8,168
                                                                                                          ---------    ---------
                                                                              TOTAL CURRENT LIABILITIES      62,890       76,656

LONG-TERM DEBT                                                                                              104,266      130,276

POST-RETIREMENT BENEFITS AND OTHER
  LONG-TERM LIABILITIES                                                                                      25,441       27,332

SHAREHOLDERS' EQUITY
     Common shares, without par value, stated
        value of $.10 per share, authorized 20,000,000
        shares; outstanding 13,777,608 shares in 2001
        and 13,697,277 shares in 2000                                                                         1,378        1,369
     Other capital                                                                                           75,499       74,997
     Retained earnings                                                                                        6,393       10,236
     Cumulative other comprehensive income (loss)                                                            (2,046)        (573)
                                                                                                          ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                                                                   81,224       86,029
                                                                                                          ---------    ---------

                                                               TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 273,821    $ 320,293
                                                                                                          =========    =========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                                                                                    Cumulative Other
                                                                                 Comprehensive Income (Loss)
(Dollars in thousands)                                      Retained    ---------------------------------------------     Total
                                     Common      Other      Earnings    Interest    Foreign Currency  Minimum Pension Shareholders'
                                     Shares     Capital     (Deficit)   Rate Swaps    Translation        Liability       Equity
                                    -----------------------------------------------------------------------------------------------
BALANCE AT JANUARY 2, 1999          $  1,344    $ 73,574    $(30,000)                   $   (351)       $   (436)       $ 44,131

Net income                                                    18,788                                                      18,788
Other comprehensive income:
   Foreign currency translation                                                               28                              28
   Minimum pension liability                                                                                 379             379
                                                                                                                        --------
Total comprehensive income                                                                                                19,195
Issuance of 8,717 shares
     under employee benefit plans          1          42                                                                      43
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000          $  1,345    $ 73,616    $(11,212)   $         --    $   (323)       $    (57)       $ 63,369

Net income                                                    21,448                                                      21,448
Other comprehensive income:
   Foreign currency translation                                                             (207)                           (207)
   Minimum pension liability                                                                                  14              14
                                                                                                                        --------
Total comprehensive income                                                                                                21,255
Issuance of 244,026 shares
     under employee benefit plans         24       1,381                                                                   1,405
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 30, 2000        $  1,369    $ 74,997    $ 10,236    $         --    $   (530)       $    (43)       $ 86,029

Net loss                                                      (3,843)                                                     (3,843)
Other comprehensive loss:
   Foreign currency translation                                                              (61)                            (61
   Minimum pension liability                                                                                (378)           (378)
   Interest rate swaps                                                        (1,034)                                     (1,034)
                                                                                                                        --------
Total comprehensive loss                                                                                                  (5,316)
Issuance of 80,331 shares
     under employee benefit plans          9         502                                                                     511
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 29, 2001        $  1,378    $ 75,499    $  6,393    $     (1,034)   $   (591)       $   (421)       $ 81,224
==================================================================================================================================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Three fiscal years ended December 29, 2001

NOTE A--ACCOUNTING POLICIES

FISCAL YEAR: The Company's fiscal year end is the Saturday closest to December
31.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of intercompany items. Certain 2000 and 1999 items have been reclassified to conform with the 2001 financial statement presentation.

RECENT ACCOUNTING STANDARD CHANGES: During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion (APBO) No. 17, "Intangible Assets." Goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. This statement is effective for fiscal years beginning after December 15, 2001 for goodwill and intangible assets acquired before July 1, 2001. However, this statement was effective July 1, 2001 for all goodwill and intangible assets acquired after June 30, 2001. The Company has adopted or will adopt SFAS No. 142 in the required periods. Application of the non-amortization provisions of the statement is expected to improve net results by approximately $3.6 million for the full year 2002. Prior to the end of the second quarter of 2002, the Company will perform the first step of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of December 30, 2001. Management has not yet determined the effect on the Company's results of operations or financial condition of any potential impairment resulting from such tests. Also during 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121 and parts of APBO No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement retains many of the fundamental provisions of SFAS No. 121 relating to assets to be held and used, but excludes goodwill and intangible assets that are not amortized. This statement also supercedes the accounting and reporting provisions for the disposal of a segment of a business found in APBO No. 30. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company's results of operations, financial condition or liquidity.

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

FINANCIAL INSTRUMENTS: The Company's carrying value of its financial instruments approximates fair value.

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

GOODWILL: Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method and is amortized on a straight line basis over the expected period of benefit ranging from 5 to 20 years. Accumulated amortization of goodwill was $5,923,000 and $1,318,000 at December 29, 2001 and December 30, 2000, respectively.

INCOME TAXES: The Company accounts for income taxes using the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Investment tax credits are recorded using the flow-through method.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE A--ACCOUNTING POLICIES--CONTINUED

REVENUE RECOGNITION: Revenues are derived from sales to unaffiliated customers and are recognized when products are shipped and title has transferred.

RESEARCH AND DEVELOPMENT COSTS: Research and Development (R&D) costs consist of Company-sponsored activities to develop new value-added products. R&D costs are expensed as incurred and expenditures were $2,800,000, $3,300,000 and $3,800,000 in 2001, 2000 and 1999, respectively. R&D costs are included in operating expenses in the Consolidated Statements of Operations.

ADVERTISING COSTS: Advertising costs are expensed as incurred and totaled $3,000,000 per year in both 2001 and 2000 and $2,300,000 for 1999.

NOTE B--ACQUISITIONS

On September 22, 2000 and December 15, 2000, the Company acquired Pyramid for $45.4 million and Ameriduct for $63.8 million plus assumed debt of $3.9 million plus transaction costs. In addition, pursuant to terms of non-competition agreements, Lamson will pay three former Pyramid shareholders $6.5 million over a five-year period, including $1.5 million, which was paid at closing. The acquisitions were funded through the Company's secured credit agreement. Both Pyramid and Ameriduct are leading manufacturers of HDPE conduit used in building telecommunications and utility infrastructure.

The acquisitions have been accounted for by the purchase method and, accordingly, the operating results have been included in the Company's consolidated financial statements and the Carlon business segment since the respective dates of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values. For financial statement purposes, goodwill relating to these acquisitions is being amortized by the straight-line method over 20 years and the non-compete agreements will be amortized over their five-year term.

In 2001, the Company finalized the purchase price of Ameriduct and completed the allocation of the purchase price allocation of both acquisitions, the result being a net reduction in goodwill of $2.3 million. A summary of the assets acquired and liabilities assumed after these final purchase price adjustments are as follows:


(Dollars in thousands)

Estimated fair values
    Assets acquired                                               $ 48,381
    Liabilities assumed                                            (22,845)
Goodwill                                                            85,273
                                                         ------------------
Purchase price paid                                                110,809
Less cash acquired                                                    (128)
                                                         ------------------

Net cash paid                                                    $ 110,681
                                                         ==================

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE B--ACQUISITIONS--CONTINUED

Unaudited pro forma results of operations as if the acquisitions occurred as of January 2, 2000 follows. The pro forma results include estimates and assumptions, which the Company's management believes are reasonable. However, the pro forma results do not include any cost savings, revenue enhancements or other effects of the planned integration of the Company, Pyramid and Ameriduct and are not necessarily indicative of the results which would have occurred if the business combination had been in effect at the beginning of the year presented, or which may result in the future.


                                                         (UNAUDITED)
                                                          PRO FORMA
                                                         YEAR ENDED
                                                   ---------------------
(Dollars in thousands)                                     2000
                                                   ---------------------

Net Sales                                                    $ 437,206

Net Income                                                   $  22,106

Basic Earnings Per Share                                     $    1.63
                                                   ====================

Diluted Earnings Per Share                                   $    1.58
                                                   ====================






NOTE C--LONG-TERM DEBT AND COMMITMENTS

Long-term debt consists of the following:

                                                        FISCAL YEARS
                                                   ------------------------
(Dollars in thousands)                               2001           2000
                                                   --------        --------

Secured Credit Agreement:
  Term                                             $ 43,500        $ 48,500
  Revolver                                           61,500          77,400
                                                   --------        --------
                                                    105,000         125,900

Industrial Revenue Bonds                             10,510          11,315
Other                                                   849           1,229
                                                   --------        --------
                                                    116,359         138,444
Less amounts classified as current                   12,093           8,168
                                                   --------        --------

                                                   $104,266        $130,276
                                                   ========        ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE C--LONG-TERM DEBT AND COMMITMENTS--CONTINUED

In August 2000, the Company completed the refinancing of its previous secured credit agreement by entering into a new five-year, $125 million revolving credit agreement with a consortium of banks led by Harris Trust of Chicago. In December 2000, in conjunction with the acquisition of Ameriduct, the agreement was amended and increased to a $194 million facility, consisting of $48.5 million in term debt and $145.5 million in a revolver. As of September 30, 2001 the agreement was amended reducing the revolving credit commitments of the lenders to an aggregate $170 million of which $38.5 million is available for the issuance of letters of credit. Beginning in the third quarter of 2001, the term portion of this agreement requires principal payments of $2 million on March 31 and June 30 and $3.5 million on September 30 and December 31 of each year with a balloon payment in August 2005. This agreement is secured by substantially all of the Company's assets. Interest on this credit facility is at LIBOR plus 1.5% to 3.5%. The specific rate is determined based on the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization and is adjusted quarterly. The rate at December 29, 2001 is 7.24%. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $15.8 million under the agreement. The Company's credit agreement contains various restrictive covenants pertaining to maintenance of net worth, certain financial ratios and limits the amount of stock repurchases and dividend payments.

The Company's Industrial Revenue Bond financings include several issues due in annual installments from 2000 through 2023 with interest at variable rates. The weighted average rate for these bonds at December 29, 2001 was 1.78%.

The Company's headquarters is subject to a mortgage payable in equal monthly installments through 2003 with interest at 8.625%.

The aggregate minimum combined maturities of long-term debt for the years 2003 through 2006 are approximately $12,070,811, $11,660,000, $72,760,000 and
$665,000 respectively, with $7,110,000 due thereafter.

Interest paid was $9,573,000, $4,026,000 and $3,679,000 in 2001, 2000 and 1999,
respectively.

Rental expense was $6,268,000, $5,861,000 and $4,908,000 in 2001, 2000 and 1999,
respectively. Aggregate future minimum payments related to non-cancelable operating leases with initial or remaining terms of one year or more for the years 2002 through 2006 are approximately $3,637,000, $3,129,000, $2,699,000,
$1,964,000 and $1,578,000, respectively, with $5,139,000 due thereafter.

NOTE D--DERIVATIVES AND HEDGING

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE D--DERIVATIVES AND HEDGING--CONTINUED

The adoption of SFAS 133 did not result in any transition adjustment as the Company had no derivative instruments outstanding at December 31, 2000. During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million which effectively fixes interest rates on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 3.5%, respectively. These transactions are considered cash flow hedges and, thus, the fair market value at the end of the year $1,034,000 (net of $661,000 in tax) loss, has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $1,482,000 loss on the fair value of the hedges is classified in current accrued liabilities, with the remaining $212,000 loss classified as a long-term liability.

The Company has no derivative instruments that are classified as fair value hedges.

NOTE E--PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors several qualified and nonqualified pension plans and other post-retirement benefit plans for its current and former employees. The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over each of the two years in the period ended December 29, 2001 and a statement of the funded status at both years end:


                                                                     PENSION BENEFITS                         OTHER BENEFITS
(Dollars in thousands)                                           2001                2000                2001               2000
                                                               --------            --------            --------            --------

CHANGE IN BENEFIT OBLIGATION
Obligation at beginning of year                                $ 73,799            $ 74,079            $ 13,094            $ 14,040
Service cost                                                      1,054                 886                  14                  13
Interest cost                                                     5,280               5,300                 911                 980
Plan participants' contribution                                    --                  --                    98                  96
Plan amendment                                                      223                  76                --                  --
Actuarial loss (gain)                                             2,077                 163                 695                 (23)
Benefits paid                                                    (6,616)             (6,705)             (2,080)             (2,012)
                                                               --------            --------            --------            --------

Obligation at end of year                                      $ 75,817            $ 73,799            $ 12,732            $ 13,094
                                                               ========            ========            ========            ========



Effective January 1, 2000, the Company amended its salaried associates retirement benefits program by phasing out certain medical benefits.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE E--PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--CONTINUED


                                                                  PENSION BENEFITS                 OTHER BENEFITS
(Dollars in thousands)                                          2001            2000             2001             2000
                                                             --------         --------         --------         --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year               $ 89,975         $ 88,679
Actual return on plan assets                                  (11,158)           7,684
Employer contributions                                            310              317         $  1,982         $  1,916
Plan participants' contributions                                 --               --                 98               96
Benefits paid                                                  (6,616)          (6,705)          (2,080)          (2,012)
                                                             --------         --------         --------         --------

Fair value of plan assets at end of year                     $ 72,511         $ 89,975         $   --           $   --
                                                             ========         ========         ========         ========




Plan assets include 860,856 shares of the Company's common stock with a fair market value at December 29, 2001 of $4.5 million and 760,856 common shares with a fair value of $8.0 million at December 30, 2000.


                                                                        PENSION BENEFITS                      OTHER BENEFITS
(Dollars in thousands)                                              2001               2000               2001               2000
                                                                  --------           --------           --------           --------

FUNDED STATUS
Fund status at end of year                                        $ (3,306)          $ 16,176           $(12,732)          $(13,094)
Unrecognized actuarial loss (gain)                                  23,702              2,219             (1,425)            (2,342)
Unrecognized transition (asset)                                     (1,164)            (1,252)              --                 --
Unrecognized prior service cost (gain)                                 448                246             (2,236)            (2,433)
                                                                  --------           --------           --------           --------

Net amount recognized at end of year                              $ 19,680           $ 17,389           $(16,393)          $(17,869)
                                                                  ========           ========           ========           ========


The pension benefits table above provides information relating to the funded status of all defined benefit pension plans on an aggregated basis. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $5.3 million, $4.9 million and $0, respectively, as of December 29, 2001 and $4.4 million, $4.1 million and $0, respectively, as of December 30, 2000.

The following table provides the amounts recognized in the consolidated balance sheets for both years:




                                                                       PENSION BENEFITS                       OTHER BENEFITS
(Dollars in thousands)                                              2001               2000               2001               2000
                                                                  --------           --------           --------           --------

Prepaid benefit cost                                              $ 24,071           $ 21,555
Accrued benefit liability                                           (5,081)            (4,280)          $(16,393)          $(17,869)
Intangible asset                                                      --                   71               --                 --
Accumulated other comprehensive income                                 690                 43               --                 --
                                                                  --------           --------           --------           --------

                                                                  $ 19,680           $ 17,389           $(16,393)          $(17,869)
                                                                  ========           ========           ========           ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE E--PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--CONTINUED

The assumptions used in the measurement of the Company's benefit obligations at December 29, 2001 and December 30, 2000 were:

                                                     PENSION BENEFITS                     OTHER BENEFITS
                                                 2001              2000               2001               2000
                                               --------          --------           --------           --------
Discount rate                                    7.2%              7.5%               7.25%             7.5%

Expected return on plan assets                   9.5%              9.5%

Rate of salary increase                          5.0%              5.0%



For measurement purposes, a 8.5% average health care cost trend rate was used for 2002 (8.8% in 2001). The rate is assumed to decline gradually each year to an ultimate rate of 5.5% in 2008 and thereafter. A 1% change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)                                   1% INCREASE          1% DECREASE
                                                         -----------          -------------

Net periodic benefit cost                                    $  74            $   (67)
Accumulated post-retirement benefit obligation               $ 932            $  (839)





The components of net periodic benefit cost (income) are as follows:


                                                            PENSION BENEFITS                             OTHER BENEFITS
(Dollars in thousands)                             2001           2000          1999           2001            2000          1999
                                                 -------        -------        -------        -------        -------        -------

Service cost                                     $ 1,054        $   886        $ 1,277        $    14        $    13        $   329
Interest cost                                      5,280          5,300          5,179            911            980          1,132
Expected return on assets                         (8,241)        (8,111)        (7,660)          --             --             --
Net amortization and deferral                        (72)           (93)           193           (420)          (394)          (115)
Defined contribution plans                           965          1,147            709           --             --             --
                                                 -------        -------        -------        -------        -------        -------

                                                 $(1,014)       $  (871)       $  (302)       $   505        $   599        $ 1,346
                                                 =======        =======        =======        =======        =======        =======




In addition to the defined benefit plans described above, the Company also sponsors a defined contribution plan, which covers substantially all full-time associates. The Company's matching contribution is a minimum of 50% of voluntary employee contributions of up to 6% of wages.

The Company remains contingently liable for certain post-retirement benefits of certain businesses previously sold.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE F--LITIGATION

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12,500,000, plus pre-judgment and post-judgment interest estimated to be in excess of $3,000,000, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Management has no knowledge of Intermatic's intention with respect to any further appeals.

During the first quarter of 2001, the Company settled its litigation against PW Eagle and received a payment of $2.05 million, (net gain of $1.6 million) representing a partial recovery of costs incurred in current and previous quarters, arising out of the failed sale of the PVC Pipe segment in 1999.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse affect on the Company's financial position, cash flows or results of operations.

NOTE G--ENVIRONMENTAL

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

During the second quarter of 1999, the Company reached a settlement on litigation involving environmental matters at a property sold by the Company in 1981 whereby the Company agreed to incur costs of certain remediation activities which will occur over several years. The settlement did not have a material impact on the Company's financial position or results of operations.

NOTE H--COMMON, PREFERRED, PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at December 29, 2001 or December 30, 2000. The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value ("Series II Preference Stock"), which relates to the Rights Agreement, dated as of September 8, 1998, between the Company and National City Bank (the "Rights Agreement").

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE I--STOCK COMPENSATION PLANS

Under the 1994 Nonemployee Directors Stock Option Plan, the Company is authorized to issue 160,000 common shares in non-qualified stock options. The stock options become exercisable one year after date of grant and expire at the end of ten years. At December 29, 2001, a total of 69,000 shares were available for future grant of stock options under this Plan.

On May 5, 1998, the Company's 1988 Incentive Equity Performance Plan expired. At December 29, 2001, there were options outstanding under the Plan representing 994,950 shares of the Company's Common Stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through April 20, 2008.

Under the 1998 Incentive Equity Plan, the Company is authorized to issue 1,950,000 incentive stock options (ISOs), non-qualified stock options, stock appreciation rights (SARs) and restricted or deferred stock. Stock options generally become exercisable, in part, one year after date of grant and expire at the end of ten years. At December 29, 2001, under this Plan, a total of 935,655 shares were available for future grant.

A summary of the status of the Company's three stock compensation plans as of December 29, 2001, December 30, 2000 and January 1, 2000, and changes during the respective years then ended, is presented below:

                                                            2001                       2000                       1999
                                                  ----------------------      ----------------------      ----------------------
                                                                WEIGHTED-                  WEIGHTED-                   WEIGHTED-
                                                                AVERAGE                     AVERAGE                    AVERAGE
                                                               EXERCISE                    EXERCISE                    EXERCISE
(Shares in thousands)                             SHARES         PRICE        SHARES         PRICE        SHARES        PRICE
                                                  ------       ---------      ------       ---------      ------       ---------

Outstanding at beginning of year                   1,874       $    6.69       1,712       $    6.34       1,475       $    6.73
Granted                                              370            9.77         454            7.60         341            5.00
Exercised                                           (128)           5.25        (243)           5.97        --              --
Forfeited                                            (84)          10.19         (49)           6.39        (104)           7.66
                                                  ------       ---------      ------       ---------      ------       ---------
Outstanding at end of year                         2,032       $    7.20       1,874       $    6.69       1,712       $    6.34
                                                  ======       =========      ======       =========      ======       =========

Options exercisable at year-end                    1,410                       1,197                       1,118

Weighted-average fair value of options
   granted during the year                                     $    5.28                   $    4.01                   $    1.85

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE I--STOCK COMPENSATION PLANS--CONTINUED

The following table summarizes information about options outstanding at December 29, 2001:

                                            OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                           ---------------------------------------------------------          --------------------------------
                                             WEIGHTED-AVERAGE
       RANGE OF              SHARES               REMAINING          WEIGHTED-AVERAGE           SHARES        WEIGHTED-AVERAGE
   EXERCISE PRICES         AT 12/29/01       CONTRACTUAL LIFE (YRS)   EXERCISE PRICE          AT 12/29/01       EXERCISE PRICE
   ---------------         -----------       ----------------------   --------------          -----------       --------------

            $ 0-5               265,250               7.07                 $ 4.97               197,250             $ 4.97
             5-10             1,718,550               5.72                   7.39             1,188,683               6.86
            10-15                38,500               7.70                  10.88                20,667              10.65
            15-20                10,000               8.65                  17.94                 3,333              17.94



The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based plans. Accordingly, compensation cost has not been recognized for the fixed stock-based compensation plans. Had compensation expense been recognized following SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have been as follows:


                                                                                                  FISCAL YEARS
                                                                      ------------------------------------------------------------
(Dollars in thousands, except per share data)                             2001                2000                      1999
                                                                      ------------------------------------------------------------

Net income                                As reported                 $ (3,843)             $ 21,448                   $ 18,788
                                          Pro forma                     (4,507)               20,941                     18,322

Basic earnings per share                  As reported                  $ (0.28)               $ 1.58                     $ 1.40
                                          Pro forma                      (0.33)                 1.54                       1.36

Diluted earnings per share                As reported                  $ (0.28)               $ 1.53                     $ 1.39
                                          Pro forma                      (0.33)                 1.50                       1.36



For pro forma calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                2001                     2000                    1999
                                           ------------------------------------------------------------
Expected volatility                             57.2%                   52.2%                   29.8%

Risk-free interest rates                        4.87%                   6.05%                   5.74%

Average expected life                         5 years                 5 years                 5 years


The Company has a deferred compensation plan that provides certain executive officers and directors of the Company with the opportunity to defer receipt of bonus compensation and director's fees. The Company funds these deferred compensation liabilities by making contributions to a Rabbi Trust which invests exclusively in the Company's common shares. In accordance with Emerging Issues Task Force (EITF) 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," both the trust assets and the related obligation are recorded in equity at cost and offset each other.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE J--EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                     FISCAL YEARS
                                                                                 ---------------------------------------------------
(Dollars and shares in thousands, except per share data)                           2001                   2000                 1999
                                                                                 --------               -------              -------
BASIC EARNINGS PER SHARE COMPUTATION
  Net (Loss) Income                                                              $ (3,843)              $21,448              $18,788
                                                                                 ========               =======              =======

  Average Common Shares Outstanding                                                13,757                13,570               13,448
                                                                                 ========               =======              =======

  Basic (Loss) Earnings Per Share                                                $  (0.28)              $  1.58              $  1.40
                                                                                 ========               =======              =======

DILUTED EARNINGS PER SHARE COMPUTATION
  Net (Loss) Income                                                              $ (3,843)              $21,448              $18,788
                                                                                 ========               =======              =======

  Basic Shares Outstanding                                                         13,757                13,570               13,448
  Stock Options Calculated Under
      the Treasury Stock Method                                                      --                     419                   34
                                                                                 --------               -------              -------

  Total Shares                                                                     13,757                13,989               13,482
                                                                                 ========               =======              =======

  Diluted (Loss) Earnings Per Share                                              $  (0.28)              $  1.53              $  1.39
                                                                                 ========               =======              =======



NOTE K--INCOME TAXES

Components of income tax provision (benefit) reflected in the consolidated statements of income are as follows:

(Dollars in thousands)                            2001                      2000                      1999
                                                -------                   -------                   -------

Current:
   Federal                                      $   (53)                  $   983                   $    --
   State and local                                  164                       614                        --
                                                -------                   -------                   -------
                                                    111                     1,597                        --

Deferred:
   Federal                                       (1,379)                    6,156                    (7,799)
   State and local                                 (332)                      747                    (1,201)
                                                -------                   -------                   -------
                                                 (1,711)                    6,903                    (9,000)
                                                -------                   -------                   -------

Total                                           $(1,600)                  $ 8,500                   $(9,000)
                                                =======                   =======                   =======

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE K--INCOME TAXES--CONTINUED

The components of deferred taxes included in the balance sheets as of December 29, 2001 and December 30, 2000 are as follows:

                                                                                                    FISCAL YEARS
                                                                                           --------------------------
(Dollars in thousands)                                                                       2001               2000
                                                                                           -------             -------

Deferred tax assets:
             Net operating loss carryforwards (Federal & State)                            $10,094             $ 7,760
             Other accruals, credits and reserves                                            8,499               8,062
             General business and alternative minimum tax credits                            3,078               3,485
             Post-retirement benefits other than pensions                                    5,738               6,254
                                                                                           -------             -------

Total deferred assets                                                                       27,409              25,561


Deferred tax liabilities:
             Tax in excess of book depreciation                                              5,437               7,232
             Pensions                                                                        6,649               6,070
                                                                                           -------             -------
             Total deferred tax liabilities                                                 12,086              13,302
                                                                                           -------             -------

Total net deferred tax assets                                                              $15,323             $12,259
                                                                                           =======             =======



The Company has available federal net operating loss carryforwards totaling approximately $27.2 million, which expire in the years 2008 to 2021. The Company also has available general business tax credit carryforwards of $1.4 million, which expire through 2018 and alternative minimum tax credit carryforwards of approximately $1.7 million, which may be carried forward indefinitely.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

                                                                                FISCAL YEARS
                                                             ----------------------------------------------------
(Dollars in thousands)                                         2001                  2000                  1999
                                                             --------              --------              --------

Tax expense at statutory rates                               $ (1,905)             $ 10,482              $  3,426
Adjustment due to:
          Change in valuation allowance                          --                  (2,600)              (11,900)
          State and local income taxes                           (225)                1,146                (1,201)
          Non deductible goodwill                                 734                   268                    93
          Other                                                  (204)                 (796)                  582
                                                             --------              --------              --------

                                                             $ (1,600)             $  8,500              $ (9,000)
                                                             ========              ========              ========



Income taxes paid in 2001 and 2000 were $1,256,000 and $904,000, respectively. In 1999 the Company received an income tax refund of $78,000.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE L--BUSINESS SEGMENTS

The Company's reportable segments are as follows:

CARLON - INDUSTRIAL, RESIDENTIAL, COMMERCIAL, TELECOMMUNICATIONS AND UTILITY
CONSTRUCTION: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of nonmetallic enclosures, electrical outlet boxes and fittings. Examples of the applications for the products included in this segment are multi-cell duct systems and HDPE conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable. The 2000 acquisitions of Pyramid and Ameriduct are included as part of the Carlon segment.

LAMSON HOME PRODUCTS - Consumer: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home repair market. The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, chimes and lighting controls.

PVC PIPE: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. The 1/2-inch to 6-inch electrical and telecommunications conduit is made from PVC and is used to protect wire or fiber optic cables supporting the infrastructure of our power or telecommunications systems.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE L--BUSINESS SEGMENTS--CONTINUED

(Dollars in thousands)                                                         2001               2000               1999
                                                                            ---------          ---------          ---------

NET SALES
Carlon                                                                      $ 188,161          $ 142,979          $ 120,975
Lamson Home Products                                                           62,128             63,351             53,401
PVC Pipe                                                                      102,383            142,403            117,005
                                                                            ---------          ---------          ---------

                                                                            $ 352,672          $ 348,733          $ 291,381
                                                                            =========          =========          =========

OPERATING INCOME (LOSS)
Carlon                                                                      $  14,585          $  21,687          $  15,065
Lamson Home Products                                                            3,724              1,856              1,135
PVC Pipe                                                                      (11,220)            20,224              5,814
Corporate Office                                                                 (906)            (9,280)            (8,668)
                                                                            ---------          ---------          ---------

                                                                            $   6,183          $  34,487          $  13,346
                                                                            =========          =========          =========

DEPRECIATION AND AMORTIZATION
Carlon                                                                      $  12,080          $   5,187          $   3,737
Lamson Home Products                                                            2,508              2,520              2,792
PVC Pipe                                                                        3,431              3,522              3,607
                                                                            ---------          ---------          ---------

                                                                            $  18,019          $  11,229          $  10,136
                                                                            =========          =========          =========

IDENTIFIABLE ASSETS
Carlon                                                                      $ 153,194          $ 184,527          $  52,326
Lamson Home Products                                                           28,157             31,720             30,658
PVC Pipe                                                                       45,684             61,449             51,393
Corporate Office (includes deferred tax and pension assets)                    46,786             42,597             48,942
                                                                            ---------          ---------          ---------

                                                                            $ 273,821          $ 320,293          $ 183,319
                                                                            =========          =========          =========



Substantially all sales are made within North America. Net sales to a single customer within the Carlon and PVC Pipe segments totaled approximately 14% in 2001, and 17% in 2000 and 1999 of consolidated net sales.



                                                                                                                 2001 OPERATING
                                                                               2001                NET            INCOME (LOSS)
                                                                            OPERATING             CHARGE         EXCLUDING NET
                                                                          INCOME (LOSS)           (GAIN)         CHARGE (GAINS)
                                                                          -------------        -----------       -------------

Carlon                                                                      $  14,585          $   3,762          $  18,347
Lamson Home Products                                                            3,724              1,149              4,873
PVC Pipe                                                                      (11,220)               661            (10,559)
Corporate Office (includes deferred tax and pension assets)                      (906)            (2,400)            (3,306)
                                                                            ---------          ---------          ---------

                                                                            $   6,183          $   3,172          $   9,355
                                                                            =========          =========          =========


The above schedule shows the operating results by segment excluding the restructuring and impairment charge of $7.7 million and net gains of $4.6 million recorded in 2001.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE M--RESTRUCTURING,  IMPAIRMENT CHARGE AND NET GAINS

Due to the dramatic downturn in the economy in 2001, especially in the telecommunications infrastructure market the Company evaluated all of the Company's facilities and equipment to reduce excess capacity by eliminating or consolidating assets to more efficiently service its markets and lower its fixed cost base. As a result of this evaluation the Company has recognized a $7.7 million restructuring and impairment charge in the fourth quarter of 2001. Included in this charge is approximately $3.5 million related to the elimination of approximately 15% of the Company's HDPE capacity through disposal of several excess extrusion lines. The Company had also approved the shutdown and sale of one of its facilities. The facility (asset held for sale at December 29, 2001) was written down by $1.7 million (included in the $3.5 million charge) to its estimated fair value. In addition, several under performing product lines in the Carlon and PVC Pipe segments have been eliminated during the fourth quarter of 2001 resulting in a $2.9 million charge. Approximately $.9 million of this charge is for obsolete inventory which is included in cost of products sold while the remainder is primarily the write-off and disposal of related manufacturing assets. Also included in the charge is $.9 million for the write-off of Corporate fixed assets that are obsolete. Finally, the Company reduced its salary workforce by approximately 17% in 2001 of which approximately 10% occurred in the fourth quarter resulting in a $.4 million charge, representing severance payments which will be paid in the first half of 2002.

The Company recognized net gains of $4.6 million in 2001 relating to the resolution of litigation ($1.6 million), changes in accounting estimates for legal and environmental liabilities ($2.3 million) and the sale of a non-strategic business ($.7 million).

NOTE N--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS--(UNAUDITED)

(Dollars in thousands, except per share data)

                                                                                                               CLOSING
                                                                           BASIC (LOSS)  DILUTED (LOSS)      MARKET PRICE
                                                                           EARNINGS PER   EARNINGS PER        PER SHARE
                                   NET           GROSS          NET           COMMON        COMMON     ----------------------
                                  SALES         PROFIT         INCOME          SHARE        SHARE         HIGH         LOW
                                --------       --------       --------        ------        ------     ----------------------
FISCAL 2001:
  First quarter                 $ 88,641       $ 16,336       $    696        $ 0.05        $ 0.05      $12.13       $ 7.32
  Second quarter                  96,751         17,679            701          0.05          0.05       12.10         6.64
  Third quarter                   90,554         13,602         (1,921)        (0.14)        (0.14)       8.45         4.00
  Fourth quarter                  76,726         13,783         (3,319)        (0.24)        (0.24)       5.24         3.31
                                --------       --------       --------        ------       -------
TOTAL                           $352,672       $ 61,400       $ (3,843)       $(0.28)       $(0.28)

FISCAL 2000:
  First quarter                 $ 80,355       $ 21,320       $  4,698        $0.35        $0.35        $ 8.25       $ 4.75
  Second quarter                  91,284         26,908          7,131         0.53         0.52         15.31         7.25
  Third quarter                   88,291         22,867          6,976         0.51         0.48         24.88        11.75
  Fourth quarter                  88,803         17,524          2,643         0.19         0.19         12.44         8.63
                                --------       --------       --------        -----        -----
TOTAL                           $348,733       $ 88,619       $ 21,448        $1.58        $1.53 *




* Earnings per share were computed on a stand-alone quarterly basis for each respective quarter. Therefore, the sum of the quarters in 2000 for Diluted Earnings Per Common Share do not equal the year's total due to rounding.

REPORT OF INDEPENDENT AUDITORS
------------------------------



Board of Directors and Shareholders
The Lamson & Sessions Co.




We have audited the accompanying consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
March 5, 2002

STATEMENT OF MANAGEMENT'S RESPONSIBILITY
----------------------------------------


We have prepared the financial statements and other financial information contained in this Annual Report.

The management of Lamson & Sessions is primarily responsible for the integrity of this financial information. The financial statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include certain amounts based on management's reasonable best estimates and judgments, giving due consideration to materiality. Financial information contained elsewhere in this Annual Report is consistent with that contained in the financial statements.

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

To meet management's responsibility for financial reporting, we have established internal control systems that we believe are adequate to provide reasonable assurance that our assets are protected from loss. These systems produce data used for the preparation of published financial information and provide for appropriate reporting relationships and division of responsibility. All significant systems and controls are reviewed periodically by management in order to ensure compliance and by our independent auditors to support their audit work. It is management's policy to implement a high proportion of recommendations resulting from this review.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets regularly with management and our independent auditors to review accounting, auditing and financial matters. The independent auditors have free access to the Audit Committee, with or without management, to discuss the scope and results of their audits and the adequacy of the system of internal controls.


/s/ John B. Schulze
---------------------------------------
John B. Schulze
Chairman of the Board, President and
Chief Executive Officer


/s/ James J. Abel
---------------------------------------
James J. Abel
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer


/s/ Lori L. Spencer
----------------------------------------
Lori L. Spencer
Vice President and Controller

PART II
-------

ITEM 9. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------
None

PART III
--------

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

         (a) Directors

             The information set forth under the caption "Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held April 26, 2002 is hereby incorporated by reference.

         (b) Executive Officers - See Part I

         (c) Compliance with Section 16 (a) of the Exchange Act.

             The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held April 26, 2002 is hereby incorporated by reference.

ITEM 11. - EXECUTIVE COMPENSATION
---------------------------------

The information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held April 26, 2002 is hereby incorporated by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The information set forth under the captions "Ownership of the Company's Common Shares," "Election of Directors" and "Security Ownership of Management" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 26, 2002 is hereby incorporated by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

During the past fiscal year, the Company, in the normal course of business, utilized the services of the law firm of Jones, Day, Reavis & Pogue, in which Mr. Coquillette, a director of the Company, is a partner. The Company plans to continue using the services of the firm in 2002.

PART IV
-------

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

        (a) The following documents are filed as part of this report:

            Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

            1.  Financial Statements

                Consolidated Statements of Operations for Fiscal Years Ended 2001, 2000 and 1999.

                Consolidated Statements of Cash Flows for Fiscal Years Ended 2001, 2000 and 1999.

                Consolidated Balance Sheets at December 29, 2001 and December 30, 2000.

                Consolidated Statements of Shareholders' Equity for Fiscal Years Ended 2001, 2000 and 1999.

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

        (b) Reports on Form 8-K

            None.

        (c) Exhibits - See 14(a) 3.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            (Dollars in thousands)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                    BALANCE AT    CHARGED TO                       BALANCE AT
                                                                   BEGINNING OF   COSTS AND      DEDUCTIONS           END OF
   DESCRIPTION                                                        PERIOD       EXPENSES      AND OTHER            PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 29, 2001
Allowances deducted from assets:
                   Trade receivable allowances                        $ 2,394      $   422       $   694      (A)      $ 2,122
                   Inventory obsolescence reserve                       1,039        2,043         1,328      (B)        1,754
                   Other current and long-term assets                     800          492           303                   989
Accounts and loss reserves included in
 current and long-term liabilities                                      3,968        1,750           344      (C)        5,374

------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 30, 2000
Allowances deducted from assets:
                   Trade receivable allowances                        $ 2,078      $   817       $   501      (A)      $ 2,394
                   Inventory obsolescence reserve                       1,030        1,396         1,387      (B)        1,039
                   Other current and long-term assets                     450                       (350)                  800
Accounts and loss reserves included in
 current and long-term liabilities                                      3,680          500           212      (C)        3,968

------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 1, 2000
Allowances deducted from assets:
                   Trade receivable allowances                        $ 2,924      $   574       $ 1,420      (A)      $ 2,078
                   Inventory obsolescence reserve                       1,189        1,369         1,528      (B)        1,030
                   Other current and long-term assets                     450                                              450
Accounts and loss reserves included in
 current and long-term liabilities                                      5,404                      1,724      (C)        3,680

------------------------------------------------------------------------------------------------------------------------------


Note A - Principally write-off of uncollectible accounts and disputed items, net of recoveries.
Note B - Principally the disposal of obsolete inventory.
Note C - Principally payments on contractual obligations for previously-owned businesses.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this March 5, 2002.


                  THE LAMSON & SESSIONS CO.


             By   /s/ James J. Abel
                  -----------------------------------
                  James J. Abel
                  Executive Vice President, Secretary,
                  Treasurer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 20, 2002.


             Signature                               Title
             ---------                               -----


/s/ John B. Schulze                     Chairman of the Board, President
----------------------------            and Chief Executive Officer
John B. Schulze                         (Principal Executive Officer)



/s/ James J. Abel                       Executive Vice President, Secretary,
----------------------------            Treasurer and Chief Financial Officer
James J. Abel                           (Principal Financial Officer)



/s/ Lori L. Spencer                     Vice President and Controller
----------------------------            (Principal Accounting Officer)
Lori L. Spencer


/s/ James T. Bartlett*                  Director
----------------------------
James T. Bartlett



/s/ Francis H. Beam, Jr.*               Director
-------------------------
Francis H. Beam, Jr.



/s/ Martin J. Cleary*                   Director
-------------------------
Martin J. Cleary

/s/ William H. Coquillette*             Director
---------------------------
William H. Coquillette


/s/ John C. Dannemiller*                Director
-------------------------
John C. Dannemiller


/s/ George R. Hill*                     Director
-------------------------
George R. Hill


/s/ A. Malachi Mixon, III*              Director
--------------------------
A. Malachi Mixon, III


/s/ John C. Morley*                     Director
------------------------
John C. Morley


/s/ D. Van Skilling*                    Director
-------------------------
D. Van Skilling


     * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.




             March  5, 2002



By /s/ James J. Abel
   ----------------------------------------
     James J. Abel, Attorney-in-fact

                                  EXHIBIT INDEX

EXHIBIT NO.

Management Contracts and Compensatory Plans required to be filed pursuant to
Item 14 of Form 10-K are identified with an asterisk (*).

3(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 (Registration No. 333-32875) filed with the Securities and Exchange Commission on August 5, 1997).

3(b) Amended Code of Regulations of the Company (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "first quarter 2001 Form 10-Q")).

4(a) Form of Rights Certificate (incorporated by reference to Exhibit 4-1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

4(b) Rights Agreement, dated as of September 8, 1998, by and between the Company and National City Bank (incorporated by reference to Exhibit
            4.1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

*10(a) Form of Three-Year Executive Change-in-Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

*10(b) Form of Two-Year Executive Change-in-Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

*10(c) Form of Indemnification Agreement between the Company and the Directors and certain officers (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10(d) Asset Purchase Agreement between Iochpe-Maxion Ohio, Inc. and The Lamson & Sessions Co. dated as of May 4, 1994 (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated as of May 27, 1994).

10(e) Share Purchase Agreement, dated as of August 20, 2000, by and among the Company, Pyramid Industries, Inc. and the shareholders of Pyramid Industries, Inc. (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2000).

10(f) Share Purchase Agreement, dated as of December 6, 2000, by and among the Company, Ameriduct Worldwide, Inc. and the shareholders of Ameriduct Worldwide, Inc. (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2001).

10(g) Amended and Restated Credit Agreement, dated as of December 15, 2000, among the Company, the Guarantors party thereto, the Lenders party thereto, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent and Harris Trust and Savings Bank as Administrative Agent (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001 (the "third quarter 2001 Form 10-Q")).

10(h) First Amendment to the Amended and Restated Credit Agreement, entered into as of August 1, 2001, among the Company, the Guarantors party thereto, the Lenders party thereto and Harris Trust and Savings Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10(i) Second Amendment to the Amended and Restated Credit Agreement, entered into as of October 31, 2001, among the Company, the Guarantors party thereto, the Lenders party thereto and Harris Trust and Savings Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10(b) to the third quarter 2001 Form 10-Q).

10(j) Mortgage and Security Agreement, dated October 29, 1993, between The Lamson & Sessions Co. and PFL Life Insurance Company (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended January 1, 1994).

*10(k) Form of Amended and Restated Supplemental Executive Retirement Agreement dated as of March 20, 1990 between the Company and certain of its executive officers (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

*10(l) First Amendment to The Lamson & Sessions Co. Amended and Restated Supplemental Retirement Agreement, effective January 1, 2000 (incorporated by reference to Exhibit 10(ak) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

*10(m) 1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998) (incorporated by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-3 (Registration No. 333-65795) filed with the Securities and Exchange Commission on October 16, 1998).

*10(n) Amendment No. 3 to The Lamson & Sessions Co. 1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998) (incorporated by reference to Exhibit 10(am) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

*10(o) Amendment No. 4 to The Lamson & Sessions Co. 1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998), dated as of October 19, 2000 (incorporated by reference to Exhibit 10(d) to the first quarter 2001 Form 10-Q).

*10(p) Form of two-year non-qualified stock option agreement under the Company's 1988 Incentive Equity Performance Plan (incorporated by reference to Exhibit 10(e) to the third quarter 2001 Form 10-Q).

*10(q) Form of three-year non-qualified stock option agreement under the Company's 1988 Incentive Equity Performance Plan (incorporated by reference to Exhibit 10(f) to the third quarter 2001 Form 10-Q).

*10(r)      1998 Incentive Equity Plan (as amended and restated as of April 27,
            2001) (incorporated by reference to Appendix A of the Company's Proxy Statement dated March 23, 2001).

*10(s) Form of two-year non-qualified stock option agreement under the Company's 1998 Incentive Equity Plan (incorporated by reference to
            Exhibit 10(c) to the third quarter 2001 Form 10-Q).

*10(t) Form of three-year non-qualified stock option agreement under the Company's 1998 Incentive Equity Plan (incorporated by reference to
            Exhibit 10(d) to the third quarter 2001 Form 10-Q).

*10(u)      The Company's Long-Term Incentive Plan (incorporated by reference to
            Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

*10(v) Amendment No. 1 to The Lamson & Sessions Co. Long-Term Incentive Plan, effective January 1, 2000 (incorporated by reference to
            Exhibit 10(an) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

*10(w) The Lamson & Sessions Co. Deferred Savings Plan (as amended and restated as of February 17, 1998 by Amendments 1-6) (incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998 (Registration No. 333-46953).

*10(x) Amendment No. 7 to The Lamson & Sessions Co. Deferred Savings Plan (incorporated by reference to Exhibit 10(a) to the first quarter 2001 Form 10-Q).

*10(y) Amendment No. 8 to The Lamson & Sessions Co. Deferred Savings Plan (incorporated by reference to Exhibit 10(b) to the first quarter 2001 Form 10-Q).

*10(z) Amendment No. 9 to The Lamson & Sessions Co. Deferred Savings Plan (incorporated by reference to Exhibit 10(c) to the first quarter 2001 Form 10-Q).

*10(aa) The Lamson & Sessions Co. Nonemployee Directors Stock Option Plan, as amended and restated as of July 19, 2001 (incorporated by reference to Exhibit 10(g) to the third quarter 2001 Form 10-Q).

*10(bb) Form of non-qualified stock option agreement under the Company's Nonemployee Directors Stock Option Plan (incorporated by reference to Exhibit 10(h) to the third quarter 2001 Form
             10-Q).

*10(cc) The Lamson & Sessions Co. Deferred Compensation Plan for Nonemployee Directors, as amended and restated as of October 18, 2001 (incorporated by reference to Exhibit 10(i) to the third quarter 2001 Form 10-Q).

*10(dd) The Lamson & Sessions Co. Deferred Compensation Plan for Executive Officers, as amended and restated as of October 18, 2001 (incorporated by reference to Exhibit 10(j) to the third quarter 2001 Form 10-Q).

21          Subsidiaries of the Registrant, filed herewith.

23          Consent of Independent Auditors, filed herewith.

24          Powers of Attorney, filed herewith.