Form 10-K/A
period 2001-12-29
LAMSON & SESSIONS CO
filed 2002-03-12
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10-K/A
                               (Amendment No. 1)

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

Inventory levels at the end of 2001 were $42.1 million compared with $59.6 million at the end of 2000. As a result, annual inventory turns increased from
3.9 times in 2000 to 4.9 times in 2001. All inventory categories have been reduced. However, the largest reduction came in PVC resin and related products for which pounds in inventory were lower and average unit cost at year-end was more than 30% below the 2000 year-end levels.

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

The Company has adequate credit capacity available to support its current operational expense and capital spending needs as well as those anticipated for the remainder of 2002. However, the Company has been experiencing lower earnings levels in its PVC Pipe business, reflecting an oversupply of raw material available to support existing market demand as well as extremely low demand levels in the telecommunications infrastructure market, which is expected to continue through 2002. Unless the EBITDA level improves sufficiently, the Company will seek a further amendment to its secured credit agreement in order to prevent a covenant violation and, concurrently, evaluate changes to its capital structure in order to ensure an appropriate degree of financial flexibility. The Company has commenced negotiations of such an amendment so that it can be entered into before a covenant violation occurs.

OUTLOOK
The following paragraphs contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTE C--LONG-TERM DEBT AND COMMITMENTS--CONTINUED

In August 2000, the Company completed the refinancing of its previous secured credit agreement by entering into a new five-year, $125 million revolving credit agreement with a consortium of banks led by Harris Trust of Chicago. In December 2000, in conjunction with the acquisition of Ameriduct, the agreement was amended and increased to a $194 million facility, consisting of $48.5 million in term debt and $145.5 million in a revolver. As of September 30, 2001 the agreement was amended reducing the credit commitments of the lenders to an aggregate $170 million of which $38.5 million is available for the issuance of letters of credit. Beginning in the third quarter of 2001, the term portion of this agreement requires principal payments of $2 million on March 31 and June 30 and $3.5 million on September 30 and December 31 of each year with a balloon payment in August 2005. This agreement is secured by substantially all of the Company's assets. Interest on this credit facility is at LIBOR plus 1.5% to 3.5%. The specific rate is determined based on the ratio of indebtedness to earnings before interest, taxes, depreciation and amortization and is adjusted quarterly. The rate at December 29, 2001 is 7.24%. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $15.8 million under the agreement. The Company's credit agreement contains various restrictive covenants pertaining to maintenance of net worth, certain financial ratios and limits the amount of stock repurchases and dividend payments.

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

Average expected life                         5 years                 5 years                 5 years


The Company has deferred compensation plans that provide both certain executive officers and directors of the Company with the opportunity to defer receipt of executive bonus compensation and director fees, respectively. The Company funds these deferred compensation liabilities by making contributions to the Rabbi Trusts which invest exclusively in the Company's common shares. In accordance with Emerging Issues Task Force (EITF) 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," both the trust assets and the related obligation are recorded in equity at cost and offset each other.

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



                                                                                                                 2001 OPERATING
                                                                               2001                NET            INCOME (LOSS)
                                                                            OPERATING             CHARGE         EXCLUDING NET
                                                                          INCOME (LOSS)           (GAIN)         CHARGE (GAINS)
                                                                          -------------        -----------       -------------

Carlon                                                                      $  14,585          $   3,762          $  18,347
Lamson Home Products                                                            3,724              1,149              4,873
PVC Pipe                                                                      (11,220)               661            (10,559)
Corporate Office                                                                 (906)            (2,400)            (3,306)
                                                                            ---------          ---------          ---------

                                                                            $   6,183          $   3,172          $   9,355
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