Form 10-Q
period 2002-03-30
LAMSON & SESSIONS CO
filed 2002-04-26
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 30, 2002
                                        --------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                         Commission File Number  1-313
                                                 ------


                    T H E  L A M S O N  &  S E S S I O N S  C O.
                    ---------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Ohio                                 34-0349210
----------------------------------------  -------------------------------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

         25701 Science Park Drive
              Cleveland, Ohio                         44122-7313
----------------------------------------  -------------------------------------
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
Yes          No
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 30, 2002 the Registrant had outstanding 13,777,608 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands, except per share data)

                                                                                     FIRST QUARTER ENDED
                                                                  ------------------------------------------------------------
                                                                                2002                           2001
                                                                  ----------------------------   -----------------------------
NET SALES                                                              $ 68,083        100.0%          $ 88,641        100.0%

Cost of products sold                                                    56,604         83.1%            72,305         81.6%
                                                                  --------------                 ---------------
GROSS PROFIT                                                             11,479         16.9%            16,336         18.4%

Operating expenses                                                       10,424         15.4%            14,086         15.9%

Net gain                                                                      -          0.0%            (1,600)        -1.8%
                                                                  --------------                 ---------------
OPERATING INCOME                                                          1,055          1.5%             3,850          4.3%

Interest expense, net                                                     2,411          3.5%             2,650          2.9%
                                                                  --------------                 ---------------
(LOSS) INCOME BEFORE INCOME TAXES                                        (1,356)        -2.0%             1,200          1.4%

Income tax (benefit) provision                                             (600)        -0.9%               504          0.6%
                                                                  --------------                 ---------------
NET (LOSS) INCOME                                                        $ (756)        -1.1%             $ 696          0.8%
                                                                  ==============                 ===============
BASIC (LOSS) EARNINGS PER COMMON SHARE                                  $ (0.05)                         $ 0.05
                                                                  ==============                 ===============
AVERAGE COMMON SHARES OUTSTANDING                                        13,778                          13,716
                                                                  ==============                 ===============
DILUTED (LOSS) EARNINGS PER COMMON SHARE                                $ (0.05)                         $ 0.05
                                                                  ==============                 ===============
DILUTED AVERAGE COMMON SHARES
  OUTSTANDING                                                            13,778                          14,088
                                                                  ==============                 ===============




See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
(Dollars in thousands)

                                                                FIRST QUARTER              FIRST QUARTER
                                                                   ENDED     YEAR ENDED        ENDED
                                                                ----------------------------------------
                                                                   2002          2001          2001
                                                                ----------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $     726     $     165     $   1,802
   Accounts receivable, net                                        37,071        39,204        55,357
   Inventories, net
     Finished goods and work-in-process                            35,620        36,623        55,086
     Raw materials                                                  4,430         5,460         8,390
                                                                ---------     ---------     ---------
                                                                   40,050        42,083        63,476
   Deferred tax assets                                              6,500         7,650        13,255
   Prepaid expenses and other                                       4,709         4,983         5,202
                                                                ---------     ---------     ---------
                  TOTAL CURRENT ASSETS                             89,056        94,085       139,092

PROPERTY, PLANT AND EQUIPMENT
   Land                                                             3,537         3,537         3,998
   Buildings                                                       25,108        24,775        24,939
   Machinery and equipment                                        115,581       116,484       118,937
                                                                ---------     ---------     ---------
                                                                  144,226       144,796       147,874
   Less allowances for depreciation and amortization               88,443        86,925        80,427
                                                                ---------     ---------     ---------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                            55,783        57,871        67,447

GOODWILL                                                           81,666        81,666        85,016
PENSION ASSETS                                                     24,026        24,071        22,173
DEFERRED TAX ASSETS                                                 9,215         7,673          --
OTHER ASSETS                                                        8,913         8,455         9,952
                                                                ---------     ---------     ---------
                  TOTAL ASSETS                                  $ 268,659     $ 273,821     $ 323,680
                                                                =========     =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                             $  19,110     $  21,975     $  37,649
   Accrued compensation and benefits                                7,439         7,311         6,953
   Other accrued expenses                                          13,900        17,237        18,497
   Taxes                                                            4,127         4,274         4,276
   Current maturities of long-term debt                            12,098        12,093        10,168
                                                                ---------     ---------     ---------
                  TOTAL CURRENT LIABILITIES                        56,674        62,890        77,543

LONG-TERM DEBT                                                    106,100       104,266       131,653

POST-RETIREMENT BENEFITS AND OTHER
   LONG-TERM LIABILITIES                                           25,116        25,441        27,937

SHAREHOLDERS' EQUITY
   Common shares                                                    1,378         1,378         1,372
   Other capital                                                   75,499        75,499        75,208
   Retained earnings                                                5,637         6,393        10,932
   Accumulated other comprehensive income (loss)                   (1,745)       (2,046)         (965)
                                                                ---------     ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                                         80,769        81,224        86,547
                                                                ---------     ---------     ---------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 268,659     $ 273,821     $ 323,680
                                                                =========     =========     =========






See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                             FIRST QUARTER ENDED
                                                                                       --------------------------------
                                                                                             2002             2001
                                                                                       ---------------  ---------------
OPERATING ACTIVITIES
   Net (loss) income                                                                           $ (756)           $ 696
   Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
      Depreciation                                                                              2,640            2,914
      Amortization                                                                                400            1,507
      Deferred income taxes                                                                      (600)             (44)
      Net change in working capital accounts:
        Accounts receivable                                                                     2,133            1,302
        Inventories                                                                             2,033           (3,903)
        Prepaid expenses and other                                                                274           (1,191)
        Accounts payable                                                                       (2,865)           9,077
        Accrued expenses and other current liabilities                                         (2,981)          (6,151)
      Other long-term items                                                                      (754)            (691)
                                                                                       ---------------  ---------------
CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                                     (476)           3,516

INVESTING ACTIVITIES
   Net additions to property, plant and equipment                                                (552)          (2,329)
   Acquisitions and related items                                                                (250)          (4,333)
                                                                                       ---------------  ---------------
CASH USED IN INVESTING ACTIVITIES                                                                (802)          (6,662)

FINANCING ACTIVITIES
   Net borrowings under secured credit agreement                                                2,000            3,500
   Payment on other long-term borrowings                                                         (161)            (123)
   Exercise of stock options                                                                        -              119
                                                                                       ---------------  ---------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                           1,839            3,496

INCREASE IN CASH AND CASH EQUIVALENTS                                                             561              350
Cash and cash equivalents at beginning of year                                                    165            1,452
                                                                                       ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 726          $ 1,802
                                                                                       ===============  ===============


See notes to Consolidated Financial Statements (Unaudited).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and changes in accounting estimates) considered necessary for a fair presentation have been included. Certain 2001 amounts have been reclassified to conform with 2002 classifications.

NOTE B - GOODWILL AND INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001. Goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their useful lives. Goodwill amortization decreased the prior year first quarter net results by approximately $.9 million. In the second quarter of 2002, the Company expects to complete the required transitional goodwill impairment tests. Management has not yet determined the effect on the Company's results of operations or financial condition of any potential impairment resulting from such tests.

NOTE C - INCOME TAXES

The first quarter 2002 income tax provision was calculated based on management's estimate of the annual effective tax rate of 44% for the year. The provisions for 2002 and 2001 are primarily non-cash charges.

NOTE D - BUSINESS SEGMENTS

The Company's reportable segments are as follows:

CARLON - INDUSTRIAL, RESIDENTIAL, COMMERCIAL, TELECOMMUNICATIONS AND UTILITY
CONSTRUCTION: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of nonmetallic enclosures, electrical outlet boxes and fittings. Examples of the applications for the products included in this segment are multi-cell duct systems and High Density Polyethylene (HDPE) conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

LAMSON HOME PRODUCTS - CONSUMER: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home improvement market. The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, chimes and lighting controls.

PVC PIPE: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. The electrical and telecommunications conduit is made from polyvinyl chloride (PVC) resin and is used to protect wire or fiber optic cables supporting the infrastructure of our power or telecommunications systems.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                                             FIRST QUARTER ENDED
                                                                 -------------------------------------------
                                                                       2002                      2001
                                                                 -----------------         -----------------
NET SALES
Carlon                                                                   $ 34,991                  $ 47,381
Lamson Home Products                                                       16,292                    12,976
PVC Pipe                                                                   16,800                    28,284
                                                                 -----------------         -----------------
                                                                         $ 68,083                  $ 88,641
                                                                 =================         =================
OPERATING INCOME (LOSS)
Carlon                                                                    $ 3,157                   $ 5,054
Lamson Home Products                                                        1,993                       379
PVC Pipe                                                                   (2,764)                     (737)
Corporate Office                                                           (1,331)                     (846)
                                                                 -----------------         -----------------
                                                                          $ 1,055                   $ 3,850
                                                                 =================         =================
DEPRECIATION AND AMORTIZATION
Carlon                                                                    $ 1,946                   $ 3,032
Lamson Home Products                                                          524                       588
PVC Pipe                                                                      570                       801
                                                                 -----------------         -----------------

                                                                          $ 3,040                   $ 4,421
                                                                 =================         =================

The first quarter 2002 operating income in the Carlon business segment excludes the amortization of goodwill whereas the first quarter 2001 operating income includes the amortization of goodwill.

The first quarter 2001 operating loss in the PVC Pipe segment includes a net gain of $1.6 million from a litigation settlement.

Total assets by business segment at March 30, 2002 and December 29, 2001.

(Dollars in thousands)

                                                                      MARCH 30,                DECEMBER 29,
                                                                        2002                      2001
                                                                 -----------------         -----------------
IDENTIFIABLE ASSETS
Carlon                                                                  $ 152,170                 $ 153,194
Lamson Home Products                                                       28,637                    28,157
PVC Pipe                                                                   39,574                    45,684
Corporate Office (includes deferred taxes and
  pension assets)                                                          48,278                    46,786
                                                                 -----------------         -----------------
                                                                        $ 268,659                 $ 273,821
                                                                 =================         =================

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - COMPREHENSIVE INCOME

The components of comprehensive (loss) income for the first quarter of 2002 and 2001 are as follows:

(Dollars in thousands)

                                                                     FIRST QUARTER ENDED
                                                         -------------------------------------------
                                                             MARCH 30,                 MARCH 31,
                                                               2002                     2001
                                                         -----------------        ------------------
Net (loss) income                                                  $ (756)                    $ 696
Foreign currency translation adjustments                              (25)                       18
Income (loss) on interest rate swaps, net of tax                      326                      (410)
                                                         -----------------        ------------------
Comprehensive (loss) income                                        $ (455)                    $ 304
                                                         =================        ==================



The components of accumulated other comprehensive (loss) income, at March 30, 2002, December 29, 2001 and March 31, 2001 are as follows:

(Dollars in thousands)

                                                 MARCH 30,               DECEMBER 29,               MARCH 31,
                                                   2002                     2001                      2001
                                             -----------------        -----------------         -----------------
Foreign currency translation
  adjustments                                          $ (616)                  $ (591)                   $ (512)
Minimum pension liability adjustments                    (421)                    (421)                      (43)
Interest rate swaps, net of tax                          (708)                  (1,034)                     (410)
                                             -----------------        -----------------         -----------------
Accumulated other comprehensive
  (loss) income                                      $ (1,745)                $ (2,046)                   $ (965)
                                             =================        =================         =================

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:


(In thousands, except per share amounts)

                                                      FIRST QUARTER ENDED
                                           -------------------------------------------
                                                 2002                     2001
                                           -----------------        ------------------

BASIC EARNINGS-PER-SHARE COMPUTATION
Net (Loss) Income                                   $  (756)                  $   696
                                           =================        ==================
Average Common Shares Outstanding                    13,778                    13,716
                                           =================        ==================
Basic (Loss) Earnings Per Share                     $ (0.05)                  $  0.05
                                           =================        ==================
DILUTED EARNINGS-PER-SHARE COMPUTATION
Net (Loss) Income                                   $  (756)                  $   696
                                           =================        ==================
Basic Shares Outstanding                             13,778                    13,716

Stock Options Calculated Under the
 Treasury Stock Method                                   34                       372
                                           -----------------        ------------------
Total Shares                                         13,812                    14,088
                                           =================        ==================
Diluted (Loss) Earnings Per Share                   $ (0.05)                  $  0.05
                                           =================        ==================

In 2002, the weighted average shares issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

NOTE G - DERIVATIVES AND HEDGING

Effective as of December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 by the Financial Accounting Standards Board (FASB), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The adoption of SFAS 133 did not result in any transition adjustment as the Company had no derivative instruments outstanding at December 31, 2000. During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million which effectively fixes interest rates on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 4.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the first quarter 2002 of a $708,000 (net of $452,000 in tax) loss, has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately a $1,107,000 loss on the fair value of the hedges is classified in current accrued liabilities, with the remaining $53,000 loss classified as a long-term liability.

The Company has no derivative instruments that are classified as fair value hedges.

NOTE H- RESTRUCTURING ACTIVITIES

Restructuring liabilities of $1,932 remained at March 30, 2002 related to announced 2001 restructuring activities. A movement of the various components of these items are as follows:

(Dollars in thousands)

                                                 WORK FORCE              PRODUCT LINE           PLANT CAPACITY
                                                 REDUCTION             RATIONALIZATION          CONSOLIDATION
                                              -----------------        -----------------       -----------------

Liabilities at December 29, 2001                         $ 400                  $ 1,094                   $ 714
Severance Paid                                             123                        -                       -
Inventory or Fixed Asset disposal                            -                      153                       -
                                              -----------------        -----------------       -----------------
Liabilities remaining at March 30, 2002                  $ 277                  $   941                   $ 714
                                              =================        =================       =================

The Company currently anticipates that the remaining liabilities will be extinguished in 2002. We expect that the Work Force Reduction expenses will be completed by the end of the second quarter. In addition, the Product Line Rationalization activities will occur over the second and third quarters. Finally, approximately 50% of the Plant Capacity Consolidation projects will be completed in the second quarter and the remainder by the end of 2002.

In addition, the Company continues to classify one of its facilities as an asset held for sale.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales decreased by 23.2%, or $20.6 million, during the first quarter of 2002 compared with the first quarter of 2001. The Carlon business segment declined by $12.4 million (26.1%) in net sales this quarter compared with the prior year comparable period. This decrease was caused primarily by reduction in telecommunications infrastructure project activity which decreased by over 40%. Electrical distribution and utility-related sales are fairly stable compared with the prior year first quarter. Lamson Home Products had a significant increase in sales of $3.3 million, or 25.6%, during the first quarter of 2002 compared with the prior year period. Existing home sales have been strong, along with lower interest rates, stimulating the home improvement market. Lastly, the PVC Pipe business segment experienced a decrease of 27% in pipe pounds sold and a decline in price-per-pound of approximately 19% compared with the prior year first quarter. This resulted in lower net sales in the first quarter 2002 of $11.4 million, or 40.6%, compared with the first quarter of 2001.

Gross margin percentage in the first quarter of 2002 declined to 16.9% from the 18.4% gross margin achieved in the first quarter of 2001. Although product margins have improved from material and operating cost reductions, the HDPE conduit production facilities ran at only 35-40% of capacity this quarter compared with 65-70% in the first quarter of 2001, generating unfavorable manufacturing variances. In addition, extrusion plant operating rates were slightly over 60% in the quarter compared with approximately 90% in the first quarter of 2001. The pricing environment remains very competitive as commercial, telecommunications infrastructure and industrial construction markets are reflecting lower activity due to economic and seasonal factors.

Operating income for the first quarter of 2002 totaled $1.1 million, or 1.5% of net sales, which was lower by $2.8 million, or 72.7% lower than the prior year's first quarter operating income of $3.9 million, or 4.3% of net sales. The reduced operating income is a direct result of the lower gross profit in the quarter, as operating expenses during the first quarter of 2002 actually were $3.7 million lower than the first quarter of 2001. The improved operating expense level in the first quarter of 2002 reflects the cessation of $1.1 million of goodwill amortization (see Notes B and D to the Notes of Consolidated Financial Statements), lower sales expense and the effect of cost-reduction initiatives implemented during 2001 from the integration of acquisitions, a reduction in the Company's work force and controlled discretionary spending. Operating expenses during the first quarter of 2001 also included the impact ($1.6 million gain) of a litigation settlement.

Net interest expense declined by approximately $.2 million compared with the prior year, as debt has been paid down by $23.6 million from the first quarter 2001, and average borrowing rates declined to 6.6% in the first quarter 2002 compared with 7.2% in the first quarter of 2001.

The income tax provision was recorded using an annualized estimated effective rate of 44% for 2002 compared with a 42% estimated rate in the first quarter of 2001.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) were $4.1 million for the first quarter of 2002 compared with $8.3 million for the first quarter of 2001.

FINANCIAL CONDITION

Working capital was $32.4 million at the end of the quarter, a reduction of $29.2 million from last year's first quarter, and approximately the same level as year-end 2001. In a seasonally-weak first quarter, operating activities consumed $.5 million of cash.

Accounts receivable were $37.1 million at the end of the first quarter of 2002. This represents a decline of 33%, or $18.3 million, from the prior year first quarter. Days sales outstanding were approximately 49.7 days in the first quarter of 2002 compared with 55.1 days in the first quarter 2001. This is primarily a result of lower sales in the current year and the collection of several delinquent telecommunications accounts outstanding in the prior year.

At the end of the first quarter of 2002, the Company had approximately $40 million in inventory. The inventory level is down $2.0 million, or 4.8%, from year-end 2001 and $23.4 million, or 36.9%, from the first quarter of 2001. The cost per pound of the primary raw material, polyvinyl chloride (PVC) resin, in inventory is approximately 21.0% lower at the end of the first quarter 2002 compared with the same quarter of 2001 and 4.0% lower than the year-end 2001. In addition, pounds of PVC resin in inventory at March 30, 2002 were 5.7% lower than year-end and 22.2% less than March 31, 2001. On an overall basis, inventory turns were 4.6 times at March 30, 2002 vs. 4.0 times at March 31, 2001.

Accounts payable has continued to decline from year-end and is $18.5 million lower than the prior year first quarter, as the Company lowered inventory levels in the current period. The reduction in expense accruals from year-end 2001, during the first quarter of 2002, reflects the routine payment of annual customer sales and marketing programs and the term loan interest payment.

Capital expenditures totaled $.6 million for the first quarter of 2002 primarily to support production improvements, cost savings' initiatives and tooling for new product line development. The Company plans to spend approximately $9 million on baseline plant and equipment upgrades, enhanced business capabilities and anticipated new product introductions during 2002.

During the first quarter of 2002, the Company negotiated a third amendment to its secured credit agreement which resets its financial covenants consistent with management's expectations for 2002 and 2003. This amendment reflects the continuing weakness in the telecommunications infrastructure market and the operating losses emanating from low demand and the persistence of a raw material supply/demand imbalance affecting the PVC Pipe business segment. The secured credit facility was reduced to $150 million, from $170 million, of which $110 million represents a revolving credit facility with the remainder in term debt. The scheduled payments on the term debt were unchanged. The amendment also increased the current cost of borrowings under this agreement to LIBOR plus 4%. Interest rates going forward will be LIBOR plus 1.5% to 4.0% depending upon the ratio of the Company's level of indebtedness to EBITDA. The Company continues to evaluate changes to its capital structure in order to ensure an appropriate degree of financial flexibility. Based on current projected operating results for the year, the Company believes cash flow from operations and its secured credit facility provide adequate financing for general corporate purposes and the planned capital expenditures.

OUTLOOK

The following paragraphs contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

The continuing overall strength of the residential construction market provided solid support to the Company's business level in the first quarter of 2002. Housing permits, housing starts, new and existing home sales and consumer confidence continue to trend favorably overall despite some volatility in the first quarter and appear to be gaining strength as we enter the spring and summer construction seasons. These economic indicators bode well for the Carlon business segment's sales to the electrical distribution market and Lamson Home Products sales to the home improvement market.

As we indicated in our 2001 Form 10-K filing, we expected that lower spending levels in the industrial and commercial construction markets would have an adverse effect on the recovery of our PVC Pipe business segment's performance. Very low unit demand in the first quarter of 2002 and the continuation of the supply/demand imbalance for PVC resin combined to extend the weakest market conditions for the PVC Pipe business segment that we have experienced in over a decade. However, we have begun to see evidence of nominal improvement in the market conditions for PVC resin as we exit the first quarter - raw material costs are rising and the export market is strengthening. The key elements for the next six months will be our ability to pass on these increased raw material costs and evidence of increased spending in the industrial and commercial construction markets.

In the telecommunications infrastructure market we anticipated that the first half of 2002 would be worse than the second half of 2001 and, unfortunately, so far it has proven to be just that. Throughout the first quarter of 2002, we saw a steady stream of lower capital spending projections for this market. Numerous fiber optic cable and telecommunications equipment companies have lowered their revenue projections for 2002. Our expectations that the beginning of the recovery in the telecommunications infrastructure market will not begin before the fourth quarter of 2002 remains unchanged.

We are pleased that through strong vigilance our operations' management was able to control operating expenditures and working capital levels to mitigate effects of the exceptionally-weak demand for our pipe and conduit products in the first quarter and expect this effective oversight to continue.

It is still too early to make specific projections for 2002, especially in light of the first quarter's results. However, the current trends clearly support the beginning of a recovery, particularly for our PVC Pipe business segment. Based on these current trends, we expect to return to profitability in the second quarter of 2002.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends, and (iv) any adverse change in the recovery trend of the country's general economic condition affecting the markets for the Company's products.

PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic has informed the Company that it plans to file a petition for certiorari with the United States Supreme Court.

During the first quarter of 2001, the Company settled its litigation against PW Eagle and received a payment of $2.05 million, representing a partial recovery of costs incurred in current and previous quarters, arising out of the failed sale of the PVC Pipe segment in 1999 and resulted in a net gain of $1.6 million.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  10(a) Third Amendment to the Amended and Restated Credit Agreement, entered into as of March 27, 2002, among The Lamson & Sessions Co., the Guarantors party hereto, the Lenders party hereto, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 30, 2002.

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

                                        THE LAMSON & SESSIONS CO.
                                        -------------------------
                                             (Registrant)

DATE: April 26, 2002                   By  /s/       James J. Abel
                                       ----------------------------------------
                                       Executive Vice President, Secretary,
                                       Treasurer and Chief Financial Officer