Form 10-Q
period 2002-06-29
LAMSON & SESSIONS CO
filed 2002-07-31
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 29, 2002
                                        -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                          Commission File Number 1-313
                                                 -----

                            THE LAMSON & SESSIONS CO.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Ohio                                    34-0349210
---------------------------------------- ---------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

      25701 Science Park Drive
           Cleveland, Ohio                             44122-7313
---------------------------------------- ---------------------------------------
(Address of principal executive offices)                (Zip Code)


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

Yes          No
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 29, 2002 the Registrant had outstanding 13,777,608 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands, except per share data)
                                                        SECOND QUARTER ENDED                          FIRST HALF ENDED
                                              ------------------------------------------   -----------------------------------------
                                                      2002                  2001                    2002                 2001
                                              --------------------  --------------------   --------------------  -------------------

NET SALES                                        $89,198   100.0%      $96,751   100.0%      $157,281   100.0%     $185,392   100.0%

Cost of products sold                             69,699    78.1%       79,072    81.7%       126,303    80.3%      151,377    81.7%
                                              -----------           -----------            -----------           -----------

GROSS PROFIT                                      19,499    21.9%       17,679    18.3%        30,978    19.7%       34,015    18.3%

Operating expenses                                12,527    14.1%       13,742    14.2%        22,951    14.6%       27,828    15.0%
Net gain                                               -     0.0%            -     0.0%             -     0.0%       (1,600)   -0.9%
                                              -----------           -----------            -----------           -----------

OPERATING INCOME                                   6,972     7.8%        3,937     4.1%         8,027     5.1%        7,787     4.2%

Interest expense, net                              2,596     2.9%        2,582     2.7%         5,007     3.2%        5,232     2.8%
                                              -----------           -----------            -----------           -----------

INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                          4,376     4.9%        1,355     1.4%         3,020     1.9%        2,555     1.4%

Income tax provision                               1,968     2.2%          654     0.7%         1,368     0.9%        1,158     0.6%
                                              -----------           -----------            -----------           -----------

INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         2,408     2.7%          701     0.7%         1,652     1.0%        1,397     0.8%

Cumulative effect of change in accounting
  principle, net of income tax of $13,750              -     0.0%            -     0.0%       (46,250)  -29.4%            -     0.0%
                                              -----------           -----------            -----------           -----------

NET INCOME (LOSS)                                $ 2,408     2.7%      $   701     0.7%      $(44,598)  -28.4%     $  1,397     0.8%
                                              ===========           ===========            ===========           ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings before cumulative effect of
  change in accounting principle                 $  0.17               $  0.05               $   0.12              $   0.10

Cumulative effect of change in accounting
  principle, net of tax                                -                     -                  (3.36)                    -
                                              -----------           -----------            -----------           -----------

NET EARNINGS (LOSS)                              $  0.17               $  0.05               $  (3.24)             $   0.10
                                              ===========           ===========            ===========           ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings before cumulative effect of
  change in accounting principle                 $  0.17               $  0.05               $   0.12               $  0.10

Cumulative effect of change in accounting
  principle, net of tax                                -                     -                  (3.36)                    -
                                              -----------           -----------            -----------           -----------

NET EARNINGS (LOSS)                              $  0.17               $  0.05               $  (3.24)             $   0.10
                                              ===========           ===========            ===========           ===========


See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands)                                       SECOND QUARTER                   SECOND QUARTER
                                                               ENDED           YEAR ENDED           ENDED
                                                             -----------------------------------------------
                                                                2002              2001               2001
                                                             -----------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                 $   3,733          $     165          $     823
   Accounts receivable, net of allowances of
    $2,701, $2,122 and $2,032, respectively                     46,585             39,204             55,840
   Inventories, net
    Finished goods and work-in-process                          30,630             36,623             49,165
    Raw materials                                                3,634              5,460              6,281
                                                             ---------          ---------          ---------
                                                                34,264             42,083             55,446
   Deferred tax assets                                           6,500              7,650             12,844
   Prepaid expenses and other                                    4,202              4,983              4,865
                                                             ---------          ---------          ---------
                                        TOTAL CURRENT ASSETS    95,284             94,085            129,818

PROPERTY, PLANT AND EQUIPMENT

   Land                                                          3,537              3,537              3,998
   Buildings                                                    24,730             24,775             25,407
   Machinery and equipment                                     115,149            116,484            120,902
                                                             ---------          ---------          ---------
                                                               143,416            144,796            150,307
   Less allowances for depreciation and amortization            88,820             86,925             83,144
                                                             ---------          ---------          ---------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                         54,596             57,871             67,163

GOODWILL                                                        21,666             81,666             83,864

PENSION ASSETS                                                  23,982             24,071             22,790

DEFERRED TAX ASSETS                                             21,478              7,673               --

OTHER ASSETS                                                     8,317              8,455              9,302
                                                             ---------          ---------          ---------
                                                TOTAL ASSETS $ 225,323          $ 273,821          $ 312,937
                                                             =========          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                          $  24,119          $  21,975          $  29,986
   Accrued compensation and benefits                             8,855              7,311              6,588
   Other accrued expenses                                       16,721             17,237             18,765
   Taxes                                                         4,415              4,274              3,365
   Current maturities of long-term debt                         12,112             12,093             12,018
                                                             ---------          ---------          ---------
                                   TOTAL CURRENT LIABILITIES    66,222             62,890             70,722

LONG-TERM DEBT                                                  98,378            104,266            128,054

POST-RETIREMENT BENEFITS AND OTHER
   LONG-TERM LIABILITIES                                        24,210             25,441             26,553

SHAREHOLDERS' EQUITY
   Common shares                                                 1,378              1,378              1,377
   Other capital                                                75,499             75,499             75,451
   Retained (deficit) earnings                                 (38,205)             6,393             11,633
   Accumulated other comprehensive (loss) income                (2,159)            (2,046)              (853)
                                                             ---------          ---------          ---------
TOTAL SHAREHOLDERS' EQUITY                                      36,513             81,224             87,608
                                                             ---------          ---------          ---------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 225,323          $ 273,821          $ 312,937
                                                             =========          =========          =========


See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands)
                                                                             FIRST HALF ENDED
                                                                       --------------------------
                                                                         2002              2001
                                                                       --------          --------

OPERATING ACTIVITIES
   Net (loss) income                                                   $(44,598)         $  1,397
   Adjustments to reconcile net (loss) income to cash provided by operating activities:
      Cumulative effect of change in accounting principle                46,250              --
      Depreciation                                                        5,185             5,860
      Amortization                                                          800             3,066
      Deferred income taxes                                               1,177               367
      Net change in working capital accounts:
        Accounts receivable                                              (7,381)           (1,277)
        Inventories                                                       7,819             4,127
        Prepaid expenses and other                                          781              (854)
        Accounts payable                                                  2,144             1,414
        Accrued expenses and other current liabilities                    1,221            (6,825)
      Other long-term items                                              (1,551)           (2,287)
                                                                       --------          --------
CASH PROVIDED BY OPERATING ACTIVITIES                                    11,847             4,988

INVESTING ACTIVITIES
   Net additions to property, plant and equipment                        (1,910)           (4,991)
   Acquisitions and related items                                          (500)           (2,487)
                                                                       --------          --------
CASH USED IN INVESTING ACTIVITIES                                        (2,410)           (7,478)

FINANCING ACTIVITIES
   Net (payments) borrowings under secured credit agreement              (5,500)            2,100
   Payment on other long-term borrowings                                   (369)             (472)
   Exercise of stock options                                               --                 233
                                                                       --------          --------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES                             (5,869)            1,861

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          3,568              (629)
Cash and cash equivalents at beginning of year                              165             1,452
                                                                       --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  3,733          $    823
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

Pursuant to the adoption of this Standard, Lamson completed a transitional impairment review for goodwill during the second quarter of 2002 for each of its reporting units. It was determined that the carrying value of the telecom reporting unit (component of the Carlon business segment) exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows. Given the indication of a potential impairment, the Company completed the assessment of the implied fair value of the goodwill for the telecom reporting unit, which resulted in an impairment loss of $60.0 million ($46.3 million after tax). This transitional impairment loss was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. The transitional impairment loss is a one-time, non-cash charge. No reclasses were required between intangible assets and goodwill pursuant to the adoption of this Standard. Of the $21.7 million of goodwill remaining on the balance sheet approximately $20.1 million relates to the telecom reporting unit in the Carlon business segment and the remainder is included in the Lamson Home Product business segment.

Prior to the adoption of SFAS No. 142, in fiscal 2002, amortization expense was recorded for goodwill. For comparison purposes, supplemental net income and earnings per common share for the second quarter and first half ended 2001 are provided as follows:

(Dollars in thousands, except per share amounts)
                                                               SECOND QUARTER   FIRST HALF
                                                                 ENDED 2001     ENDED 2001
                                                               --------------   ----------

Net income as previously reported                                  $  701         $1,397
Goodwill amortization, net of tax                                     896          1,803
                                                                   ------         ------

Net income, excluding goodwill amortization                        $1,597         $3,200
                                                                   ======         ======

Earnings per common share, excluding goodwill amortization
      Basic                                                        $ 0.12         $ 0.23
      Diluted                                                      $ 0.11         $ 0.23


THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The Company's other intangible assets and related accumulated amortization is as follows:

(Dollars in thousands)

                                NON-COMPETE
                                AGREEMENTS        PATENTS           TOTAL
                                -----------       -------          -------

JUNE 29, 2002
Gross                            $ 6,500          $ 2,150          $ 8,650
Accumulated amortization          (2,302)            (937)          (3,239)
                                 -------          -------          -------

  Net value                      $ 4,198          $ 1,213          $ 5,411

DECEMBER 29, 2001
Gross                            $ 6,500          $ 2,150          $ 8,650
Accumulated amortization          (1,652)            (788)          (2,440)
                                 -------          -------          -------

  Net value                      $ 4,848          $ 1,362          $ 6,210

JUNE 30, 2001
Gross                            $ 6,500          $ 2,150          $ 8,650
Accumulated amortization          (1,002)            (638)          (1,640)
                                 -------          -------          -------
  Net value                      $ 5,498          $ 1,512          $ 7,010

All non-compete agreements are included in the Carlon business segment and all patents are included in the Lamson Home Products business segment. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding years would be $1.6 million, $1.6 million, $1.6 million, $1.2 million and $0.2 million for 2002 through 2006, respectively.

NOTE C - INCOME TAXES

The second quarter 2002 income tax provision was calculated based on management's estimate of the annual effective tax rate of 42% for the year and the recording of a valuation allowance against certain of the Company's business tax credits. The provisions for 2002 and 2001 are primarily non-cash charges.

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

LAMSON HOME PRODUCTS - CONSUMER: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home improvement market. The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, chimes and lighting controls.

PVC PIPE: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. The electrical and telecommunications conduit is made from polyvinyl chloride (PVC) resin and is used to protect wire or fiber optic cables supporting the infrastructure of power or telecommunications systems.


(Dollars in thousands)
                                          SECOND QUARTER ENDED                   FIRST HALF ENDED
                                      ----------------------------          ----------------------------
                                         2002               2001               2002               2001
                                      ---------          ---------          ---------          ---------

NET SALES
Carlon                                $  41,937          $  50,988          $  76,928          $  98,369
Lamson Home Products                     17,511             16,608             33,803             29,584
PVC Pipe                                 29,750             29,155             46,550             57,439
                                      ---------          ---------          ---------          ---------
                                      $  89,198          $  96,751          $ 157,281          $ 185,392
                                      =========          =========          =========          =========

OPERATING INCOME (LOSS)
Carlon                                $   5,099          $   5,139          $   8,256          $  10,193
Lamson Home Products                      2,541              1,760              4,534              2,139
PVC Pipe                                  1,257             (2,319)            (1,507)            (3,056)
Corporate Office                         (1,925)              (643)            (3,256)            (1,489)
                                      ---------          ---------          ---------          ---------
                                      $   6,972          $   3,937          $   8,027          $   7,787
                                      =========          =========          =========          =========

DEPRECIATION AND AMORTIZATION
Carlon                                $   1,895          $   3,032          $   3,841          $   6,064
Lamson Home Products                        492                639              1,016              1,227
PVC Pipe                                    558                834              1,128              1,635
                                      ---------          ---------          ---------          ---------
                                      $   2,945          $   4,505          $   5,985          $   8,926
                                      =========          =========          =========          =========


The second quarter and first half 2002 operating income in the Carlon and Lamson Home Products business segments exclude the amortization of goodwill whereas the second quarter and first half 2001 operating income includes the amortization of goodwill. (See Note B).

The first half 2001 operating loss in the PVC Pipe segment includes a net gain of $1.6 million from a litigation settlement.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

Total assets by business segment at June 29, 2002, December 29, 2001 and June 30, 2001 are as follows:

(Dollars in thousands)
                                                      JUNE 29,        DECEMBER 29,      JUNE 30,
                                                        2002             2001             2001
                                                      --------         --------         --------

IDENTIFIABLE ASSETS
Carlon                                                $ 92,889         $153,194         $174,319
Lamson Home Products                                    28,453           28,157           33,362
PVC Pipe                                                41,179           45,684           61,641
Corporate Office (includes deferred tax and
  pension assets)                                       62,802           46,786           43,615
                                                      --------         --------         --------

                                                      $225,323         $273,821         $312,937
                                                      ========         ========         ========


The reduction in Carlon identifiable assets includes the write-off of $60.0 million in goodwill (see Note B) while the Corporate Office assets increased by the related $13.7 million of deferred tax assets.

NOTE E - COMPREHENSIVE INCOME

The components of comprehensive income (loss) for the second quarter and the first half of 2002 and 2001 are as follows:


(Dollars in thousands)
                                        SECOND QUARTER ENDED                   FIRST HALF ENDED
                                     --------------------------          --------------------------
                                     JUNE 29,          JUNE 30,          JUNE 29,          JUNE 30,
                                       2002              2001              2002              2001
                                     --------          --------          --------          --------

Net income (loss)                    $  2,408          $    701          $(44,598)         $  1,397
Foreign currency translation
  adjustments                              40               (34)               15               (16)
(Loss) income on derivative
  instruments, net of tax                (454)              146              (128)             (264)
                                     --------          --------          --------          --------
Comprehensive income (loss)          $  1,994          $    813          $(44,711)         $  1,117
                                     ========          ========          ========          ========


THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The components of accumulated other comprehensive income (loss), at June 29, 2002, December 29, 2001 and June 30, 2001 are as follows:


(Dollars in thousands)
                                                  JUNE 29,       DECEMBER 29,       JUNE 30,
                                                    2002            2001              2001
                                                  -------          -------          -------

Foreign currency translation
  adjustments                                     $  (576)         $  (591)         $  (546)
Minimum pension liability adjustment                 (421)            (421)             (43)
Accumulated derivative losses, net of tax          (1,162)          (1,034)            (264)
                                                  -------          -------          -------

Accumulated other comprehensive
  (loss) income                                   $(2,159)         $(2,046)         $  (853)
                                                  =======          =======          =======


NOTE F - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:


(Dollars in thousands, except per share amounts)
                                                 SECOND QUARTER ENDED               FIRST HALF ENDED
                                               -----------------------         -------------------------
                                                 2002            2001            2002              2001
                                               -------         -------         --------          -------

BASIC EARNINGS-PER-SHARE COMPUTATION
Net Income (Loss)                              $ 2,408         $   701         $(44,598)         $ 1,397
                                               =======         =======         ========          =======

Average Common Shares Outstanding               13,778          13,760           13,778           13,738
                                               =======         =======         ========          =======

Basic Earnings (Loss) Per Share                $  0.17         $  0.05         $  (3.24)         $  0.10
                                               =======         =======         ========          =======

DILUTED EARNINGS-PER-SHARE COMPUTATION

Net Income (Loss)                              $ 2,408         $   701         $(44,598)         $ 1,397
                                               =======         =======         ========          =======

Basic Shares Outstanding                        13,778          13,760           13,778           13,738

Stock Options Calculated Under
  the Treasury Stock Method                         45             215             --                294
                                               -------         -------         --------          -------

Total Shares                                    13,823          13,975           13,778           14,032
                                               =======         =======         ========          =======

Diluted Earnings (Loss) Per Share              $  0.17         $  0.05         $  (3.24)         $  0.10
                                               =======         =======         ========          =======


THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

In 2002, the weighted average shares issuable upon the exercise of stock options were excluded from the computation of the year-to-date diluted earnings per share due to their antidilutive effect.

NOTE G - DERIVATIVES AND HEDGING

Effective as of the beginning of fiscal 2001, the Company adopted Statement of Financial Accounting Standard No. (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 by the Financial Accounting Standards Board (FASB), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

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

The adoption of SFAS 133 did not result in any transition adjustment as the Company had no derivative instruments outstanding at December 31, 2000. During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million which effectively fixes interest rates on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 4.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the second quarter 2002 of $1,162,000 (net of $743,000 in tax) loss, has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $1,430,000 loss on the fair value of the hedges is classified in current accrued liabilities, with the remaining $475,000 loss classified as a long-term liability.

The Company has no derivative instruments that are classified as fair value hedges.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE H - RESTRUCTURING ACTIVITIES

Restructuring liabilities of $83,000 remained at June 29, 2002 related to announced 2001 restructuring activities. A movement of the various components of these items are as follows:

(Dollars in thousands)
                                       WORK FORCE
                                       REDUCTION
                                       ----------

Liabilities at December 29, 2001         $400
Severance Paid                            317
                                         ----
Liabilities at June 29, 2002             $ 83
                                         ====

The Company currently anticipates that the remaining liabilities will be extinguished in 2002. In addition, the Company continues to classify one of its facilities as an asset held for sale.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales decreased by 7.8%, or $7.6 million in the second quarter of 2002 compared with the second quarter of 2001. The Carlon business segment represents the entire reduction in net sales as it declined by 17.8% or $9.1 million in this quarter compared with the prior-year period. The entire decline is attributable to the effect of the telecom market collapse since mid-2001, where telecommunication related sales are down by almost one third. There has been improvement in this business segment compared with the first half 2001 in the residential and utility construction projects supporting general electrical product sales. Lamson Home Products had a net sales increase of 5.4% or $.9 million, during the second quarter of 2002 compared with the second quarter of 2001. Home improvement sales have remained strong, supported by high levels of existing home sales. Overall sales for the PVC Pipe business segment grew 2.0% or $.6 million in the second quarter 2002 compared with the same period in the prior year. Volume in shipments of electrical and telecommunications conduit in this business segment is up 14.8% during the second quarter 2002 compared with the same period in the prior year. This volume represents the highest pounds shipped in a quarter in the last five years and reflects the continued robust residential construction market and the restocking of some inventory occurring throughout the distribution channel. Average PVC Pipe pricing is 9.0% lower this quarter than the second quarter 2001 but has been rising throughout the quarter as raw material cost increases have been passed on in our selling prices.

For the first half of 2002, net sales declined by $28.1 million or 15.2% from the first half of 2001. The Carlon business segment's net sales fell 21.8% or $21.4 million while the Lamson Home Products segment increased net sales by $4.2 million or 14.3% and the PVC Pipe segment's net sales declined 19.0% or $10.9 million during the first half of 2002 compared with the same period of 2001. Net sales are lower for the Carlon business segment during the first half of 2002 due entirely to the decline in telecom infrastructure project activity. The electrical portion of the Carlon segment has rebounded from the first half 2001 as the economy has improved modestly. In the first half of 2001, Lamson Home Products' sales were adversely affected by inventory reduction programs at several of their large home improvement market customers, whereas demand in the same period of 2002 has been steady as the home improvement market was strong. On average, PVC Pipe shipment volume is down 6.1% from the first half of 2001 while pricing is lower by approximately 12.9%. The first quarter of 2002 reflected very weak demand as customers were not investing in inventories. Only recently has demand firmed and pricing begun to reflect the tight supply of resin.

Our gross margin percentage in the second quarter of 2002 increased to 21.9% from the 18.3% gross margin achieved in the same quarter of 2001, nearly a 20% improvement. The reduction of telecom product sales in the Carlon business segment caused a slight decline in its gross margin in the second quarter and year-to-date 2002 compared with the same periods of 2001. The HDPE conduit production facilities continued to average under 40% capacity utilization in the current year down by about 50% from the same periods in 2001. Conversely, Lamson Home Products was able to expand its gross margin as the higher volume in sales led to better utilization of our molding facilities and distribution centers. Finally, the PVC Pipe segment gross margin began to recover in the second quarter 2002 reflecting higher selling prices and almost an 80% capacity utilization of the PVC Pipe manufacturing facilities. The improved utilization, and resulting lowering of unfavorable manufacturing variances, was a direct result of the significant increases in pipe volume and the consistent reduction of pipe inventory over the last four quarters.

Operating income for the second quarter of 2002 totaled $7.0 million or 7.8% of net sales, which showed over 75% improvement from the prior year's second quarter operating income of $3.9 million or 4.1% of net sales. The increased operating income is a direct result of the higher gross profit in the current quarter and the reduction in operating expenses during the quarter from the elimination of $1.2 million in goodwill amortization no longer allowed under SFAS No. 142 (see Note B).

In addition, operating expenses were favorably impacted by the effect of cost reductions from acquisition integration and reductions in the Company's salaried workforce implemented during 2001 and continued control of discretionary spending, especially travel related items. These favorable items were offset by higher professional fees incurred in the Company's evaluation of operations and capital structure and higher bad debt expense driven by the bankruptcy activity in the telecom market.

Year-to-date operating income is $8.0 million or 5.1% of net sales in 2002 compared with $7.8 million or 4.2% of net sales for the same period in 2001. Operating expenses during the first half of 2001 included the impact ($1.6 million gain) of a litigation settlement. Excluding this gain and $2.3 million in goodwill amortization included in the 2001 year-to-date operating expenses, the Company lowered operating expenses by $2.6 million in the first half of 2002 compared with the first half of 2001. This reduction is reflective of the lower sales levels in 2002 and the above mentioned items that effected the second quarter comparisons.

Net interest expense was consistent with the prior year as approximately $30 million in debt has been paid down in the last twelve months which offset higher average borrowing rates of 7.0% in the second quarter of 2002 (6.8% in the first half of 2002) and 6.6% in the second quarter of 2001.

The income tax provision of 45.3% for the first six months of 2002 reflects an estimated tax rate of 42.0% and an increase in the deferred tax valuation allowance against certain of the Company's general business tax credits and compares to a 45.3% estimated rate in the first six months of 2001.

During the second quarter of 2002, the Company completed the transitional review for goodwill impairments required under SFAS No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS". The review indicated that goodwill recorded in the telecom reporting unit of the Carlon business segment was impaired as of the beginning of fiscal 2002. Accordingly, the Company measured and recognized a transitional goodwill impairment loss of $60.0 million ($46.3 million after tax). This has been recorded as a cumulative effect of a change in accounting principle in the statement of operations.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $9.9 million for the second quarter of 2002, and $14.0 million for the first half of 2002 compared with $8.4 million and $16.7 million for the respective periods in 2001.

FINANCIAL CONDITION

Working capital was $29.2 million at the end of the quarter, a reduction of $30.5 million from last year's second quarter, and down $2 million from the year-end 2001 level. With improved operating results and working capital management the Company generated $11.8 million in cash from operating activities during the first half of 2002.

Accounts receivable were $46.6 million at the end of the first half of 2002. This represents a decline of 17%, or $9.3 million, from the prior year first half. Days sales outstanding were approximately 48.2 days in the second quarter of 2002 compared with 54.9 days in the second quarter 2001. This is primarily a result of the collection of several delinquent telecommunications accounts outstanding in the prior year and more rigorous credit reviews of current accounts.

At the end of the second quarter of 2002, the Company had approximately $34.3 million in inventory, down $7.8 million, or 18.6%, from year-end 2001 and $21.2 million, or 38.2%, from the second quarter of 2001. The cost per pound of the primary raw material, PVC resin, in inventory is approximately 2.6% lower at the end of the second quarter 2002 compared with the same quarter of 2001 and 18.5% higher than the year-end 2001. However, pounds of PVC resin in inventory at June 29, 2002 were 35.1% lower than year-end and 36.5% less than June 30, 2001. On an overall basis, inventory turns improved to 6.8 times at June 29, 2002 from 4.8 times at June 30, 2001.

Accounts payable have increased by $2.1 million from year-end 2001 despite inventory reductions as operating activity has increased significantly during the second quarter. Current period payables are $5.9 million less than the prior year second quarter primarily from lower inventory and continued spending controls.

Accruals were $1 million higher at the end of the first half of 2002 compared with year-end 2001 as increased compensation and professional service related accruals were offset by the pay down of routine annual customer sales and marketing programs.

Capital expenditures totaled $1.9 million for the first half of 2002 primarily to support production improvements, cost savings' initiatives and tooling for new product line development. The Company plans to spend up to $8 million on baseline plant and equipment upgrades, enhanced business capabilities and anticipated new product introductions during 2002.

Since the first half of 2002 the Company has reduced its outstanding debt by approximately $6 million, its lowest level since the two acquisitions were completed in the second half of 2000. Based on current projected operating results for the year, the Company believes cash flow from operations and its secured credit facility provide adequate financing for general corporate purposes and the planned capital expenditures.

The Company continues to evaluate changes to its capital structure in order to ensure an appropriate degree of financial flexibility.

SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT JUDGMENTS

Inherent in the Company's results of operations are certain estimates, assumptions and judgments including reserves against accounts receivable for doubtful collections, inventory costing and valuation allowances and an assumed rate of return on invested pension assets. The Company maintains allowances against accounts receivable and inventory obsolescence and valuation reserves that are reasonable and that are based on the Company's historical experience and current expectations for future performance of operations.

A sudden and prolonged deterioration in the economy could adversely affect the Company's customers (especially related to the telecom or retail market) requiring the Company to increase its allowances for doubtful accounts. A sudden or unexpected decline in PVC resin costs coupled with a slow down in sales volume could result in write downs of inventory valuations. If such adverse conditions would occur, the Company cannot readily predict the effect on its financial condition or results of operations as any such effect depends on both future results of operations and the magnitude and timing of the adverse conditions.

Because of the Company's policy of amortizing unrecognized gains or losses in accordance with SFAS No. 87, the Company does not believe that a sudden deterioration in market trends will have a significant impact in the near term on the reported pension income (expense) included in the Company's results of operations. A substantial decline in pension assets may increase the contribution level required for the Company's pension plans to remain fully funded.

Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the determination of additional information on the extent and nature of site contamination; and improvements in technology. Likewise, actual litigation costs can vary from estimates based on the facts and circumstance and application of laws in individual cases.

As of June 29, 2002, the Company had approximately $28.1 million of net deferred tax assets primarily related to loss carryforwards that expire through 2021 and other timing differences. The realization of these net assets is based primarily upon estimates of future taxable income. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur.

OUTLOOK

The following paragraphs contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

The continuing strength of the residential and utility construction and home improvement markets in the second quarter of 2002 provided the Company with a much stronger operating performance level than the first quarter of 2002. We currently anticipate that the general economic trends will continue in the third quarter with seasonal softening in the fourth quarter of 2002.

We continue to expect that the reduced capital spending levels experienced in the first half in the industrial and commercial construction markets will be relatively unchanged in the second half of 2002. Cost increases on PVC resin were consistently announced and realized in the second quarter. There are announcements of further increases present in the market currently and if demand holds up, it is likely that they will be successful. In turn, we will try to pass these cost increases on in our PVC Pipe selling prices as we have done in the last few months. This will be a key element in maintaining our current earnings momentum.

In the telecommunications infrastructure market we anticipated that the first half of 2002 would be worse than the second half of 2001 and, unfortunately, so far it has proven to be just that. Throughout the first half of 2002, we saw a steady stream of lower capital spending projections for this market. Numerous fiber optic cable and telecommunications equipment companies have lowered their revenue projections for 2002. Our expectations that the beginning of the recovery in the telecommunications infrastructure market will not begin before the fourth quarter of 2002 have changed. Based on the various announcements relating to the telecommunications industry in the past few months, we have concluded that we will not begin to see any substantive improvement in this market until late 2003 or early 2004.

We are concentrating on cash management opportunities to further reduce our debt and leverage. We anticipate additional progress on inventory turns and expect to restrain capital spending through the end of the year.

While the overall economic data indicates a recovery is underway, the industrial and commercial construction markets remain very soft and we do not anticipate any significant change to occur in the second half. Consumer spending and consumer confidence remain positive overall which should help to sustain the residential construction and home improvement markets.

At this time, we believe that the third quarter will not change significantly from the second quarter performance overall. Any sales growth will be nominal and diluted earnings per share will probably be in the 12 to 15 cent range if current order levels continue. If this projection is realized, the fourth quarter will likely be profitable but at seasonally lower demand levels. The diluted earnings per share could range from 3 to 5 cents in the fourth quarter.

We expect to generate operating cash flow consistent with the first half which would result in further debt reduction and lower debt to EBITDA leverage. The Company continues to review possible changes in its capital structure to ensure that appropriate financial flexibility is maintained.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic has informed the Company that it has filed a petition for certiorari with the United States Supreme Court.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2002, the Company held its Annual Meeting of Shareholders. At the meeting 12,763,272 Common Shares (92.64% of the Common Shares outstanding) were voted.

The following directors were elected to Class III and received the votes indicated next to their names.

  CLASS III                                 FOR               WITHHELD AUTHORITY
  -----------------------------        --------------         ------------------
  James J. Abel                         12,629,460                 133,812
  A. Malachi Mixon, III                 12,629,968                 133,304
  John B. Schulze                       12,614,920                 148,352

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended June 29, 2002.

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

                                  THE LAMSON & SESSIONS CO.
                                  -------------------------
                                     (Registrant)

July 31, 2002                     By  /s/        James J. Abel
                                      ------------------------------------------
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer