Form 10-Q
period 2002-09-28
LAMSON & SESSIONS CO
filed 2002-10-31
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 28, 2002
                                        ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                          Commission File Number 1-313
                                                 ------
                            THE LAMSON & SESSIONS CO.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                   34-0349210
   -------------------------------         ---------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

      25701 Science Park Drive
           Cleveland, Ohio                            44122-7313
---------------------------------------    ----------------------------------
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
Yes       No
    -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 28, 2002 the Registrant had outstanding 13,777,608 common shares.

PART I
------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                         THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                              ----------------------------------------   ------------------------------------------
                                                    2002                  2001                    2002                  2001
                                              ------------------  --------------------   --------------------  --------------------

NET SALES                                     $ 82,381   100.0%     $ 90,554   100.0%      $239,662   100.0%     $275,946   100.0%

Cost of products sold                           64,155    77.9%       76,952    85.0%       190,458    79.5%      228,329    82.7%
                                              ---------           -----------            -----------           -----------

GROSS PROFIT                                    18,226    22.1%       13,602    15.0%        49,204    20.5%       47,617    17.3%

Operating expenses                              10,998    13.3%       13,010    14.3%        33,949    14.1%       40,838    14.8%
Net gain                                             -     0.0%            -     0.0%             -     0.0%       (1,600)   -0.5%
                                              ---------           -----------            -----------           -----------

OPERATING INCOME                                 7,228     8.8%          592     0.7%        15,255     6.4%        8,379     3.0%

Interest expense, net                            2,860     3.5%        2,763     3.1%         7,867     3.3%        7,995     2.9%
                                              ---------           -----------            -----------           -----------

INCOME (LOSS) BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                        4,368     5.3%       (2,171)   -2.4%         7,388     3.1%          384     0.1%

Income tax provision (benefit)                   1,774     2.2%         (250)   -0.3%         3,142     1.3%          908     0.3%
                                              ---------           -----------            -----------           -----------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE       2,594     3.1%       (1,921)   -2.1%         4,246     1.8%         (524)   -0.2%

Cumulative effect of change in accounting
  principle, net of income tax of $13,750            -     0.0%            -     0.0%       (46,250)  -19.3%            -     0.0%
                                              ---------           -----------            -----------           -----------

NET INCOME (LOSS)                              $ 2,594     3.1%      $(1,921)   -2.1%      $(42,004)  -17.5%     $   (524)   -0.2%
                                              =========           ===========            ===========           ===========


BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) before cumulative effect of
  change in accounting principle               $  0.19               $ (0.14)              $   0.31              $  (0.04)

Cumulative effect of change in accounting
  principle, net of tax                              -                     -                  (3.36)                    -
                                              ---------           -----------            -----------           -----------

NET EARNINGS (LOSS)                            $  0.19               $ (0.14)              $  (3.05)             $  (0.04)
                                              =========           ===========            ===========           ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) before cumulative effect of
  change in accounting principle               $  0.19               $ (0.14)              $   0.31              $  (0.04)

Cumulative effect of change in accounting
  principle, net of tax                              -                     -                  (3.36)                    -
                                              ---------           -----------            -----------           -----------

NET EARNINGS (LOSS)                            $  0.19               $ (0.14)              $  (3.05)             $  (0.04)
                                              =========           ===========            ===========           ===========


See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)                                              THIRD QUARTER                      THIRD QUARTER
                                                                        ENDED          YEAR ENDED          ENDED
                                                                     ---------------------------------------------
                                                                        2002              2001             2001
                                                                     ---------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $     525         $     165         $   7,458
   Accounts receivable, net of allowances of
   $2,882, $2,122 and $2,128, respectively                              47,610            39,204            51,692
   Inventories, net
     Finished goods and work-in-process                                 30,658            36,623            39,816
     Raw materials                                                       3,917             5,460             5,104
                                                                     ---------         ---------         ---------
                                                                        34,575            42,083            44,920
   Deferred tax assets                                                   7,500             7,650            10,710
   Prepaid expenses and other                                            4,221             4,983             5,439
                                                                     ---------         ---------         ---------
                                         TOTAL CURRENT ASSETS           94,431            94,085           120,219

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                  3,537             3,537             3,998
   Buildings                                                            24,829            24,775            25,706
   Machinery and equipment                                             115,696           116,484           121,364
                                                                     ---------         ---------         ---------
                                                                       144,062           144,796           151,068
   Less allowances for depreciation and amortization                    91,292            86,925            86,029
                                                                     ---------         ---------         ---------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                                 52,770            57,871            65,039
GOODWILL                                                                21,597            81,666            82,854
PENSION ASSETS                                                          23,982            24,071            23,408
DEFERRED TAX ASSETS                                                     19,383             7,673             2,853
OTHER ASSETS                                                             7,284             8,455             9,418
                                                                     ---------         ---------         ---------
                                                 TOTAL ASSETS        $ 219,447         $ 273,821         $ 303,791
                                                                     =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                  $  21,047         $  21,975         $  27,995
   Accrued compensation and benefits                                     9,958             7,311             6,655
   Other accrued expenses                                               18,159            17,237            20,204
   Taxes                                                                 4,731             4,274             3,299
   Current maturities of long-term debt                                 12,101            12,093            12,060
                                                                     ---------         ---------         ---------
                                    TOTAL CURRENT LIABILITIES           65,996            62,890            70,213

LONG-TERM DEBT                                                          90,778           104,266           122,903

POST-RETIREMENT BENEFITS AND OTHER
   LONG-TERM LIABILITIES                                                24,074            25,441            26,031

SHAREHOLDERS' EQUITY
   Common shares                                                         1,378             1,378             1,378
   Other capital                                                        75,499            75,499            75,494
   Retained (deficit) earnings                                         (35,611)            6,393             9,712
   Accumulated other comprehensive (loss) income                        (2,667)           (2,046)           (1,940)
                                                                     ---------         ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                              38,599            81,224            84,644
                                                                     ---------         ---------         ---------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 219,447         $ 273,821         $ 303,791
                                                                     =========         =========         =========

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                                      NINE MONTHS ENDED
                                                               -------------------------------
                                                                    2002             2001
                                                               --------------  ---------------

OPERATING ACTIVITIES
   Net loss                                                      $(42,004)        $   (524)
   Adjustments to reconcile net loss to cash provided
   by operating activities:
      Cumulative effect of change in accounting principle          46,250                -
      Depreciation                                                  7,680            8,879
      Amortization                                                  1,199            4,619
      Deferred income taxes                                         2,578             (352)
      Net change in working capital accounts:
        Accounts receivable                                        (8,406)           2,871
        Inventories                                                 7,508           14,653
        Prepaid expenses and other                                    762           (1,428)
        Accounts payable                                             (928)            (577)
        Accrued expenses and other current liabilities              3,909           (5,270)
      Other long-term items                                        (1,379)          (4,833)
                                                                 --------         --------
CASH PROVIDED BY OPERATING ACTIVITIES                              17,169           18,038

INVESTING ACTIVITIES
   Net additions to property, plant and equipment                  (2,579)          (6,092)
   Acquisitions and related items                                    (750)          (2,737)
                                                                 --------         --------
CASH USED IN INVESTING ACTIVITIES                                  (3,329)          (8,829)

FINANCING ACTIVITIES
   Net payments under secured credit agreement                    (12,500)          (2,400)
   Payment on other long-term borrowings                             (980)          (1,081)
   Exercise of stock options                                            -              278
                                                                 --------         --------
CASH USED IN FINANCING ACTIVITIES                                 (13,480)          (3,203)

INCREASE IN CASH AND CASH EQUIVALENTS                                 360            6,006
Cash and cash equivalents at beginning of year                        165            1,452
                                                                 --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    525         $  7,458
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

Pursuant to the adoption of this Standard, Lamson completed a transitional impairment review for goodwill during the second quarter of 2002 for each of its reporting units. It was determined that the carrying value of the telecom reporting unit (component of the Carlon business segment) exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows. Given the indication of a potential impairment, the Company completed the assessment of the implied fair value of the goodwill for the telecom reporting unit, which resulted in an impairment loss of $60.0 million ($46.3 million after tax). This transitional impairment loss was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. The transitional impairment loss is a one-time, non-cash charge. No reclasses were required between intangible assets and goodwill pursuant to the adoption of this Standard. Of the $21.6 million of goodwill remaining on the balance sheet approximately $20.1 million relates to the telecom reporting unit in the Carlon business segment and the remainder is included in the Lamson Home Product business segment.

Prior to the adoption of SFAS No. 142 in fiscal 2002, amortization expense was recorded for goodwill. For comparison purposes, supplemental net income and earnings per common share for the third quarter and nine months ended 2001 are provided as follows:

(Dollars in thousands, except per share amounts)

                                                                      THIRD QUARTER    NINE MONTHS
                                                                        ENDED 2001     ENDED 2001
                                                                      -------------    -----------

Net loss as previously reported                                          $(1,921)        $  (524)
Goodwill amortization, net of tax                                            930           2,734
                                                                         -------         -------

Net (loss) income, excluding goodwill amortization                       $  (991)        $ 2,210
                                                                         =======         =======

(Loss) earnings per common share, excluding goodwill amortization
      Basic                                                              $ (0.07)        $  0.16
      Diluted                                                            $ (0.07)        $  0.16

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The Company's other intangible assets and related accumulated amortization is as follows:

(Dollars in thousands)

                              NON-COMPETE
                               AGREEMENTS       PATENTS          TOTAL
                              ------------    -----------     -----------

SEPTEMBER 28, 2002
------------------
Gross                           $ 6,500         $ 2,150         $ 8,650
Accumulated amortization         (2,627)         (1,012)         (3,639)
                                -------         -------         -------

  Net value                     $ 3,873         $ 1,138         $ 5,011

DECEMBER 29, 2001
-----------------
Gross                           $ 6,500         $ 2,150         $ 8,650
Accumulated amortization         (1,652)           (788)         (2,440)
                                -------         -------         -------

  Net value                     $ 4,848         $ 1,362         $ 6,210

SEPTEMBER 29, 2001
------------------
Gross                           $ 6,500         $ 2,150         $ 8,650
Accumulated amortization         (1,327)           (713)         (2,040)
                                -------         -------         -------

  Net value                     $ 5,173         $ 1,437         $ 6,610



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

NOTE C - INCOME TAXES

The third quarter 2002 income tax provision was calculated based on management's estimate of the annual effective tax rate of approximately 42% for the year and the recording of a valuation allowance during the second quarter against certain of the Company's business tax credits. The provisions for 2002 and 2001 are primarily non-cash charges.

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

(Dollars in thousands)

                                         THIRD QUARTER ENDED                  NINE MONTHS ENDED
                                     ---------------------------         ---------------------------
                                       2002              2001              2002              2001
                                     ---------         ---------         ---------         ---------

NET SALES
Carlon                               $  38,174         $  49,052         $ 115,102         $ 147,421
Lamson Home Products                    18,166            15,835            51,969            45,419
PVC Pipe                                26,041            25,667            72,591            83,106
                                     ---------         ---------         ---------         ---------

                                     $  82,381         $  90,554         $ 239,662         $ 275,946
                                     =========         =========         =========         =========

OPERATING INCOME (LOSS)
Carlon                               $   3,405         $   4,618         $  11,661         $  14,811
Lamson Home Products                     2,448             1,162             6,982             3,301
PVC Pipe                                 2,225            (4,094)              718            (7,150)
Corporate Office                          (850)           (1,094)           (4,106)           (2,583)
                                     ---------         ---------         ---------         ---------

                                     $   7,228         $     592         $  15,255         $   8,379
                                     =========         =========         =========         =========

DEPRECIATION AND AMORTIZATION
Carlon                               $   1,868         $   3,017         $   5,709         $   9,081
Lamson Home Products                       479               635             1,495             1,862
PVC Pipe                                   547               920             1,675             2,555
                                     ---------         ---------         ---------         ---------

                                     $   2,894         $   4,572         $   8,879         $  13,498
                                     =========         =========         =========         =========


The third quarter and nine months ended 2002 operating income in the Carlon and Lamson Home Products business segments exclude the amortization of goodwill whereas the third quarter and nine months ended 2001 operating income includes the amortization of goodwill. (See Note B).

The nine months ended 2001 operating loss in the PVC Pipe segment includes a net gain of $1.6 million from a litigation settlement.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

Total assets by business segment at September 28, 2002, December 29, 2001 and September 29, 2001 are as follows:

(Dollars in thousands)

                                             SEPTEMBER 28,   DECEMBER 29,    SEPTEMBER 29,
                                                 2002            2001            2001
                                             -------------   ------------    -------------

IDENTIFIABLE ASSETS
Carlon                                         $ 92,851        $153,194        $168,792
Lamson Home Products                             27,961          28,157          30,294
PVC Pipe                                         40,752          45,684          52,030
Corporate Office (includes deferred tax
  and pension assets)                            57,883          46,786          52,675
                                               --------        --------        --------

                                               $219,447        $273,821        $303,791
                                               ========        ========        ========


The reduction in Carlon identifiable assets includes the write-off of $60.0 million in goodwill (see Note B) while the Corporate Office assets increased by the related $13.7 million of deferred tax assets.

NOTE E - COMPREHENSIVE INCOME

The components of comprehensive income (loss) for the third quarter and the first nine months of 2002 and 2001 are as follows:


(Dollars in thousands)

                                        THIRD QUARTER ENDED               NINE MONTHS ENDED
                                  ------------------------------    ------------------------------
                                  SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                      2002             2001             2002             2001
                                  -------------    -------------    -------------    -------------

Net income (loss)                   $  2,594         $ (1,921)        $(42,004)        $   (524)
Foreign currency translation
  adjustments                            (29)               6              (14)             (10)
Loss on derivative
  instruments, net of tax               (479)          (1,093)            (607)          (1,357)
                                    --------         --------         --------         --------

Comprehensive income (loss)         $  2,086         $ (3,008)        $(42,625)        $ (1,891)
                                    ========         ========         ========         ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The components of accumulated other comprehensive income (loss), at September 28, 2002, December 29, 2001 and September 29, 2001 are as follows:

(Dollars in thousands)

                                              SEPTEMBER 28,    DECEMBER 29,   SEPTEMBER 29,
                                                  2002            2001            2001
                                              -------------    ------------   -------------

Foreign currency translation
  adjustments                                    $  (605)        $  (591)        $  (540)
Minimum pension liability adjustment                (421)           (421)            (43)
Accumulated derivative losses, net of tax         (1,641)         (1,034)         (1,357)
                                                 -------         -------         -------

Accumulated other comprehensive
  income (loss)                                  $(2,667)        $(2,046)        $(1,940)
                                                 =======         =======         =======



NOTE F - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:



(In thousands, except per share amounts)

                                                THIRD QUARTER ENDED               NINE MONTHS ENDED
                                              -----------------------         -------------------------
                                                2002           2001             2002             2001
                                              --------       --------         --------         --------

Basic Earnings-Per-Share Computation
Net Income (Loss)                             $  2,594       $ (1,921)        $(42,004)        $   (524)
                                              ========       ========         ========         ========

Average Common Shares Outstanding               13,778         13,776           13,778           13,751
                                              ========       ========         ========         ========

Basic Earnings (Loss) Per Share               $   0.19       $  (0.14)        $  (3.05)        $  (0.04)
                                              ========       ========         ========         ========

DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income (Loss)                             $  2,594       $ (1,921)        $(42,004)        $   (524)
                                              ========       ========         ========         ========

Basic Shares Outstanding                        13,778         13,776           13,778           13,751

Stock Options Calculated Under
  the Treasury Stock Method                          -              -                -                -
                                              --------       --------         --------         --------

Total Shares                                    13,778         13,776           13,778           13,751
                                              ========       ========         ========         ========

Diluted Earnings (Loss) Per Share             $   0.19       $  (0.14)        $  (3.05)        $  (0.04)
                                              ========       ========         ========         ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

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

As a result of the adoption of SFAS 133, the Company is required to recognize all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments through net income. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income.

The adoption of SFAS 133 did not result in any transition adjustment as the Company had no derivative instruments outstanding at December 31, 2000. During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million which effectively fixes interest rates on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 4%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the third quarter 2002 of a $1,641,000 (net of $1,049,000 in tax) loss has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $1,668,000 loss on the fair value of the hedges is classified in current accrued liabilities, with the remaining $1,022,000 loss classified as a long-term liability.

The Company has no derivative instruments that are classified as fair value hedges.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

Net sales were $82.4 million in the third quarter of 2002 or a 9% ($8.2 million) decline from the third quarter of 2001. The entire reduction in net sales occurred in the Carlon business segment, which experienced a reduction in net sales of $10.9 million. Electrical products in this business segment experienced minor growth as sales order levels for the residential and utility construction markets remained firm. However, telecommunications market related sales in this segment continue to run at least 30% below the same period last year resulting in the entire shortfall. Lamson Home Products' net sales grew by 14.7% ($2.3 million), during the third quarter of 2002 compared with the third quarter of 2001. Continuing high levels of existing home sales and low interest rates helped the home improvement market remain strong. In addition, our market share improved as some large customers added Lamson Home Products' chimes and lighting control products in their stores and ran Christmas promotions of seasonal products. PVC Pipe segment net sales grew slightly, by approximately $400,000, in 2002 compared with the same period in the prior year. After a very strong second quarter 2002, volume of electrical conduit shipments was down in the third quarter 2002 by 17.9% compared with the same period in the prior year. However, overall pipe pricing rose sharply in the third quarter 2002, up 27% from the third quarter of 2001, recovering raw material cost increases that had occurred due to the tight resin supply, but, then, trended lower in the latter weeks of the quarter.

For the first three quarters of 2002, net sales declined by $36.3 million, or 13.1%, from the first three quarters of 2001. The Carlon business segment's net sales fell $32.3 million, or 21.9%, during this period compared with the same period in the prior year. The entire decline comes from lower sales in the telecom infrastructure market as capital spending by these customers has dropped dramatically. Conversely, Lamson Home Products' net sales for the first three quarters of 2002 are up $6.6 million, or 14.4%, over the first three quarters of 2001. This segment has experienced the benefit of a strong home improvement market and the addition of several new products and product line extensions in its existing customer base. Finally, the PVC Pipe business segment has experienced a net sales decline of $10.5 million, or 12.7%, through the first three quarters of 2002 compared with the same period in the prior year. On average, PVC Pipe shipment volume is down 9.7% from the first three quarters of 2001 while average pricing year-to-date is almost the same as last year. Customers early in 2002 were working off inventories and recently there has been hesitancy on their part to purchase additional inventory going into the seasonally-weaker portion of the construction season.

Our gross margin percentage in the third quarter of 2002 increased by approximately 47% to 22.1% from the 15.0% gross margin achieved in the same quarter of 2001. The reduction of telecom product sales in the Carlon business segment and increased material costs caused a slight decline in its gross margin in the third quarter and year-to-date 2002 compared with the same periods of 2001. The HDPE conduit production capacity utilization was approximately 30% in the current quarter, which was down by over 40% from the same period in 2001. Lamson Home Products continued to improve its gross margin as higher sales volumes have contributed to higher utilization of our molding facilities. Finally, the PVC Pipe segment gross margin was significantly better in the third quarter 2002 reflecting higher average selling prices and an end of the raw material cost increases. The capacity utilization of the PVC Pipe manufacturing facilities declined throughout the third quarter, but averaged in the 60% to 70% range, which is comparable to the prior year period.

Operating income for the third quarter of 2002 totaled $7.2 million, or 8.8% of net sales, a $6.6 million improvement from the prior year's third quarter operating income of $0.6 million, or 0.7% of net sales. The increased operating income is a direct result of the higher gross profit aided by a reduction in operating expenses during the quarter from the elimination of $1.2 million in goodwill amortization (see Note B).

In addition, operating expenses in the third quarter of 2002 were favorably affected by reductions in the Company's salaried workforce implemented during the fourth quarter of 2001, continued control of discretionary spending, especially travel related items and changes in estimates for litigation costs. These favorable items were offset by higher employee benefit costs and increased allowances for doubtful accounts related to the telecom market.

Year-to-date operating income is $15.3 million, or 6.4% of net sales in 2002, compared with $8.4 million, or 3% of net sales, for the same period in 2001. Operating expenses during the first three quarters of 2001 included a $1.6 million gain from a litigation settlement. Excluding this net gain and $3.5 million in goodwill amortization included in the 2001 year-to-date operating expense, the Company lowered operating expenses by $3.4 million in the first three quarters of 2002 compared with the same period in 2001. This reduction is reflective of the lower sales levels in 2002, items mentioned in the previous paragraph that affected the third quarter comparisons and higher professional fees incurred in the first half of 2002 evaluating the Company's operations and financial structure.

Net interest expense was consistent with the prior year as approximately $32.0 million in debt has been paid down in the last twelve months, which offset higher average borrowing rates of 7% and increased amortization of loan costs in the third quarter and first nine months of 2002 compared with the third quarter and first nine months of 2001.

The income tax provision for the first three quarters of 2002 reflects an estimated tax rate of 42%, and net changes in the deferred tax valuation allowance against certain of the Company's general business tax credits.

During the second quarter of 2002, the Company completed the transitional review for goodwill impairments required under SFAS No. 142 "Goodwill and Other Intangible Assets." The review indicated that goodwill recorded in the telecom reporting unit of the Carlon business segment was impaired as of the beginning of fiscal 2002. Accordingly, the Company measured and recognized a transitional goodwill impairment loss of $60.0 million ($46.3 million after tax). This has been recorded as a cumulative effect of a change in accounting principle in the statement of operations (see Note B).

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $10.1 million for the third quarter of 2002, and $24.1 million for the first three quarters of 2002, compared with $5.1 million and $21.9 million for the respective periods in 2001.

FINANCIAL CONDITION
-------------------

Working capital was reduced to $28.4 million at the end of the current quarter, which is $21.6 million lower than last year's third quarter and $2.8 million lower than year-end 2001. During the first three quarters of 2002, the Company generated $17.2 million of cash flows from operating activities compared to $18.0 million for the first three quarters of 2001. The Company has continued to generate positive cash flow from working capital management while also improving operating results in the current year.

Accounts receivable were $47.6 million at the end of the third quarter of 2002 compared to $39.2 million at year-end 2001 and $51.7 million outstanding at the end of third quarter 2001. Days sales outstanding were approximately 52 days this quarter, which is improved by two days from the prior year's third quarter performance levels.

At the end of the third quarter 2002, the Company had $34.6 million in inventory. The inventory level is down $7.5 million or 17.8% from year-end 2001 and $10.3 million, or 22.9% from third quarter of 2001. This decrease was the result of an across-the-board inventory reduction effort in 2002. The cost per pound of the primary raw material, PVC resin, in inventory has risen significantly throughout 2002 and is approximately 25% higher at the end of the third quarter 2002 as compared with the same quarter of 2001 and 40% higher than year-end 2001. However, pounds of PVC resin inventory at the end of the third quarter of 2002 have also declined by nearly 24% and 38% compared with the end of the third quarter of 2001 and year-end 2001, respectively. On an overall basis, inventory turns improved to 6.0 times at the end of the third quarter versus 5.5 times in the prior year third quarter despite the lower sales levels in the current year. The Company's exposure to resin price volatility is reduced with the improved inventory turns.

Accounts payable have remained about the same as year-end 2001, but are lower than the prior year third quarter by $6.9 million due to inventory reductions, which lowered the purchases of PVC and HDPE resins in the third quarter of 2002. The increase in accrued expenses during the first three quarters of 2002 reflects expectations for compensation and benefit costs and annual customer sales and marketing programs.

Capital expenditures totaled $2.6 million during the first three quarters of 2002. The Company anticipates spending approximately $4 million to $5 million for the full year of 2002 including additional plant equipment and system upgrades.

During the first three quarters of 2002 the Company has reduced its outstanding debt by over $13 million. Based on current projected operating results for the year, the Company believes cash flow from operations provides adequate financing for all of its operating needs, planned capital expenditures and scheduled debt payments. In addition, the Company anticipates making a voluntary cash contribution to its defined benefit pension plans in the fourth quarter to alleviate the underfunded status, which has been created by the decline in equity market investments, primarily over the last six months. The Company continues to evaluate changes to its capital structure in order to ensure an appropriate degree of future financial flexibility.

The Company is in the process of submitting a business plan in order to comply with listing requirements of the New York Stock Exchange (the "Exchange") as part of its effort to qualify for continued listing. The Company's plan, if accepted, will be reviewed for ongoing compliance with its goals and objectives. This effort follows a formal notice from the Exchange that the Company is below the Exchange's continued listing criteria of a total market capitalization of not less than $50 million over a 30-day trading period and shareholders' equity of not less than $50 million. The Company believes its business plan, when implemented, should achieve the requirements of the Exchange for shareholder equity and market capitalization. The Exchange requires that the Company be in compliance with these requirements within 18 months of notice from the Exchange. At the end of the third quarter of 2002, the Company's shareholder equity was $38.6 million. The Company's total market capitalization, based on 13.8 million shares of common stock outstanding at a closing price of $3.05 on October 30, 2002 was $42.1 million.


SIGNIFICANT ACCOUNTING POLICIES AND MANAGEMENT JUDGMENTS
--------------------------------------------------------

Inherent in the Company's results of operations are certain estimates, assumptions and judgments including reserves against accounts receivable for doubtful collections, inventory costing and valuation allowances and an assumed rate of return on invested pension assets. The Company maintains allowances against accounts receivable and inventory obsolescence and valuation reserves that are believed to be reasonable based on the Company's historical experience and current expectations for future performance of operations.

A sudden and prolonged deterioration in the economy could adversely affect the Company's customers (especially related to the telecom or retail market) requiring the Company to increase its allowances for doubtful accounts. A sudden or unexpected decline in PVC resin costs coupled with a slow-down in sales volume could result in write downs of inventory valuations. If such adverse conditions would occur, the Company cannot readily predict the effect on its financial condition or results of operations as any such effect depends on both future results of operations and the magnitude and timing of the adverse conditions.

The Company's policy of amortizing unrecognized gains or losses in accordance with SFAS No. 87, the significant deterioration in the stock market and resulting reduction in defined benefit pension plan assets could have a significant impact in the near term on the reported pension income (expense) to be included in the Company's results of operations beginning in 2003. In addition, the substantial decline in defined benefit pension plan assets over the past six months may increase the contribution level required for the Company's defined benefit pension plans to remain appropriately funded in the fourth quarter of 2002 and possibly in 2003.

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

As of September 28, 2002, the Company had approximately $26.9 million of net deferred tax assets primarily related to loss carryforwards that expire through 2021. The realization of these net assets is based primarily upon estimates of future taxable income. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur.

OUTLOOK
-------

The following paragraphs contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

Both the residential construction and home improvement markets remained stable in the third quarter of 2002 providing the Company with a firm operating base in the quarter. Spending on utility projects also continued steadily in the current quarter. It is expected that these markets will soften in the fourth quarter of 2002 and first quarter 2003 due to seasonal factors and reduced consumer spending.

The capital spending levels in the industrial and commercial construction markets have not improved from the first half of 2002 and have worsened as spending in these markets in the third quarter fell approximately 21% from the third quarter of 2001. All indications are that cost increases on PVC resin peaked during the third quarter 2002, and these costs are expected to decline for the remainder of 2002. The Company will attempt to maintain reasonable margin spreads in the PVC Pipe business during the fourth quarter as we continue to reduce inventory and production rates heading into the seasonally-weaker portion of the construction season.

We continue to monitor the telecommunications infrastructure market closely and remain skeptical that we will see any growth in this area prior to 2004. Market participants continue to struggle with credit issues, system over-capacity and lower revenue projections. In the long term, we expect this market to stabilize and provide annual growth of 5% or more when the build out of metropolitan rings and inner city grids is realized.

As indicated by our strong cash flow in the third quarter and year-to-date, we continue to concentrate on cash management and the reduction of debt and leverage. We expect to generate enough cash from operating activities in the fourth quarter of 2002 to cover any operating needs, planned capital expenditures and scheduled debt payments during the period. A substantial contribution to our defined benefit pension plans may become necessary at year-end to keep them adequately funded if plan asset values do not otherwise improve.

At this time, we anticipate net sales for the year will be between $310 million
- $320 million reflecting the normal fourth quarter slowdown. Earning results for the fourth quarter will be breakeven to marginally profitable resulting in 2002 diluted earnings per share of 30 to 35 cents.

The Company continues to review possible changes in its capital structure to ensure that appropriate financial flexibility is maintained.

For 2003, we anticipate that the residential construction and retail markets will remain stable. Net sales growth will be dependent upon maintaining the current pricing level for PVC Pipe products and the beginning of a recovery in industrial and commercial construction markets.

Net income should be 10% to 15% above the 2002 performance after consideration of higher pension and interest expense. Diluted earnings per share should be 35 to 40 cents for 2003 compared with the projected range of 30 to 35 cents for 2002. We expect all three business segments to be profitable for the year, although volatility should be expected in the performance of our PVC Pipe business segment. It is still premature to consider quarterly comparisons to 2002, but we anticipate being profitable in the first quarter of 2003, compared to a loss in the same period in 2002.

Discretionary spending control and working capital management will continue the progress realized in 2002. The deleveraging of our balance sheet will be progressively realized throughout each quarter's performance.

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


ITEM 4 - CONTROLS AND PROCEDURES
--------------------------------

Within 90 days before the filing date of this quarterly report on Form 10-Q for the quarter ended September 28, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II
-------
ITEM 1 - LEGAL PROCEEDINGS
--------------------------

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic has filed a petition for certiorari with the United States Supreme Court. The Company has filed, with the United States Supreme Court, a brief in opposition to Intermatic's petition.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)      Exhibits

         10(a) Fourth Amendment to the Amended and Restated Credit Agreement, entered into as of September 30, 2002, among The Lamson & Sessions Co., the Guarantors party thereto, the Lenders party thereto, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders.

(b) The following reports on Form 8-K were filed during the quarter ended September 28, 2002:

         1. The Company's Current Report on Form 8-K, dated July 31, 2002, relating to the Company's second quarter earnings and adoption of Financial Accounting Standard No. 142.

         2. The Company's Current Report on Form 8-K, dated August 9, 2002, relating to the certifications made by the Company's Chief Executive Officer and Chief Financial Officer with respect to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act.

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



                                      THE LAMSON & SESSIONS CO.
                                      -------------------------
                                         (Registrant)




October 31, 2002                      By   /s/ James J. Abel
                                           --------------------------------
                                           James J. Abel
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer


I, John B. Schulze, President and Chief Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Lamson & Sessions Co. ("the Company");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

                           a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

                           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



October 31, 2002                            /s/ John B. Schulze
                                            -----------------------------------
                                            John B. Schulze
                                            Chairman of the Board, President
                                            and Chief Executive Officer


I, James J. Abel, Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Lamson & Sessions Co.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

                           a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                           b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

                           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



October  31, 2002                      /s/ James J. Abel
                                       -----------------------------------------
                                       James J. Abel
                                       Executive Vice President, Secretary,
                                       Treasurer and Chief Financial Officer