Form 10-K
period 2002-12-28
LAMSON & SESSIONS CO
filed 2003-02-27
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                          COMMISSION FILE NUMBER 1-313

                            THE LAMSON & SESSIONS CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          OHIO                                     34-0349210
------------------------------    -------------------------------------------
 (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 25701 SCIENCE PARK DRIVE, CLEVELAND, OHIO 44122
           -----------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  216-464-3400
           -----------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT


   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------ ------------------------------------------
COMMON SHARES, WITHOUT PAR VALUE              NEW YORK STOCK EXCHANGE
                                              PACIFIC STOCK EXCHANGE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

   The aggregate market value of the voting stock held as of June 28, 2002 (the last trading day of the Company's fiscal 2002 second quarter) by non-affiliates of the Registrant was $46,708,623, based on the close price of $3.90 on the New York Stock Exchange.

 As of February 7, 2003 the Registrant had outstanding 13,777,608 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2003 are incorporated by reference into
Part III of this report.

                            THE LAMSON & SESSIONS CO.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                                     PART I

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to Security Holders

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7(a). Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions
Item 14.   Controls and Procedures

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM 1.  BUSINESS

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

Three business segments are served, each of which has unique product and marketing requirements. These markets are:

CARLON -- INDUSTRIAL, RESIDENTIAL, COMMERCIAL, TELECOMMUNICATIONS AND UTILITY
CONSTRUCTION: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of nonmetallic enclosures, electrical outlet boxes and fittings. Examples of the applications for the products included in this segment are multi-cell duct systems and HDPE conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

LAMSON HOME PRODUCTS -- CONSUMER: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home improvement market. The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, door chimes and lighting controls.

PVC PIPE: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. The electrical and telecommunications conduit is made from PVC resin and is used to protect wire or fiber optic cables supporting the infrastructure of power or telecommunications systems.

A breakdown of net sales as a percent of total net sales by major business segment for 2002, 2001 and 2000, is as follows:


(Dollars in thousands)
                               2002                   2001                     2000
                      ---------------------   ----------------------   -------------------


Carlon                 $149,037          47%   $188,161          53%   $142,979          41%

Lamson Home Products     71,486          23%     62,128          18%     63,351          18%

PVC Pipe                 93,952          30%    102,383          29%    142,403          41%
                       --------    --------    --------    --------    --------    --------
                       $314,475         100%   $352,672         100%   $348,733         100%
                       ========    ========    ========    ========    ========    ========



See discussion of segment products in Note M of financial statements.

COMPETITION
Each of the three segments in which the Company presently operates is highly competitive based on service, price and quality. Most of the competitors are either national or smaller regional manufacturers who compete with limited product offerings. Unlike a majority of the Company's competitors, the Company manufactures a broad line of thermoplastic products, complementary fittings and accessories. The Company believes that with its products and investment in information technology infrastructure, it will continue to compete favorably. However, certain of the Company's competitors have greater financial resources than the Company which occasionally can adversely affect the Company through price competition strategies in selected products and markets.

DISTRIBUTION
The Company distributes its products through a nationwide network of more than 100 manufacturers' representatives and a direct field sales force of approximately 17.

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

SEASONAL FACTORS
Two of the Company's three business segments experience moderate seasonality caused principally by a decrease in construction activity during the winter months. They are subject also to the economic cycles affecting the residential, commercial, industrial and telecommunications construction markets. The Company's consumer products business segment is affected by existing home sales, consumer spending and consumer confidence.

MAJOR CUSTOMERS
Sales to Affiliated Distributors, a cooperative buying group reported within the Carlon and PVC Pipe segments not otherwise affiliated with the Company, totaled approximately 15.0% of consolidated net sales in 2002, 14.0% of consolidated net sales in 2001, and 17.0% of consolidated net sales in 2000. Sales to Home Depot, a customer reported within the Lamson Home Products segment not otherwise affiliated with the Company, totaled approximately 10.0% of consolidated net sales in 2002, prior to that they were less than 10.0% of consolidated net sales.

BACKLOG
In the Company's three business segments, the order-to-delivery cycle ranges from several days to a few weeks. Therefore, the measurement of backlog is not a significant factor in the evaluation of the Company's prospects.

RESEARCH AND DEVELOPMENT
The Company is engaged in product development programs, which concentrate on identifying, creating and introducing innovative applications for thermoplastic and wireless electrical products. The Company maintains a material testing lab and development center in its Cleveland, Ohio headquarters to facilitate this effort and improve manufacturing processes. The Company's research and development expenditures totaled $2.2 million, $2.8 million and $3.3 million in 2002, 2001 and 2000, respectively.

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

ASSOCIATES At December 28, 2002, the Company had 1,116 associates, 929 of whom were employed at the Company's manufacturing facilities and distribution centers. The remainder of associates were primarily employed at the Company's corporate headquarters.

FOREIGN OPERATIONS
The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 3.0% of consolidated net sales in 2002, and 2.0% of consolidated net sales in 2001 and 2000, and were made principally to customers in Canada.

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission. The public can obtain copies of these materials by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC's website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, the Company makes copies available to the public free of charge on or through its website at http://www.lamson-sessions.com.

ITEM 2.  PROPERTIES

The Company owns (O) or leases (L) manufacturing and distribution facilities, which are suitable and adequate for the production and marketing of its products. The Company owns executive and administrative offices, which are located in Cleveland, Ohio, and occupy 68,000 square feet in a suburban office complex. An additional 22,000 square feet of warehouse space was added to the lease of the Woodland Distribution Center, on approximately November 15, 2002. The following is a list of the Company's manufacturing and distribution center locations:


                                              APPROXIMATE
     MANUFACTURING FACILITIES                 SQUARE FEET
     -------------------------                -----------

     Woodland, California (O)                    66,000

     High Springs, Florida (O)                  110,000

     Tennille, Georgia (O)                       41,000

     Clinton, Iowa (O)                          124,000

     Mountain Grove, Missouri (O)                36,000

     Bowling Green, Ohio (O)                     67,000

     Oklahoma City, Oklahoma (O)                172,000

     Nazareth, Pennsylvania (O)                  59,000

     Erie, Pennsylvania (L)                      56,000

     Cranesville, Pennsylvania (L)               10,000

     Pasadena, Texas (O)                         52,000


     DISTRIBUTION CENTERS
     --------------------

     Columbia, South Carolina (L)               350,000

     Woodland, California (L)                   127,000

     Fort Myers, Florida (O)                      4,000

The above manufacturing facilities were operated at approximately 61.0% of their productive capacity during 2002.

ITEM 3.  LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic then filed a petition for certiorari with the United States Supreme Court. The United States Supreme Court has reversed the decision of the Court of Appeals and remanded the case back to it. The Court of Appeals has requested additional briefs be submitted by February 21, 2003.

During the first quarter of 2001, the Company settled its litigation against PW Eagle and received a payment of $2.05 million, representing a partial recovery of costs incurred in current and previous quarters, arising out of the failed sale of the PVC Pipe segment in 1999, which resulted in a net gain of $1.6 million in 2001.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

JOHN B. SCHULZE                                                      DONALD A. GUTIERREZ
Chairman, President and Chief Executive Officer                      Senior Vice President

Executive Officer since January 1988.  Age 65.                       Executive Officer since February 26, 1998.  Senior Vice
                                                                     President since February 21, 2001.  Vice President, Carlon since March 1998.  Age 45.

JAMES J. ABEL                                                        CHARLES W. HENNON
Executive Vice President, Secretary, Treasurer and Chief             Vice President
Financial Officer
                                                                     Executive Officer since February 25, 1999.  Vice President
Executive Officer since December 1990.  Age 56.                      and Chief Information Officer since April 1998.  Manager,
                                                                     Business Support Services with Ferro Corporation, 1993  -
                                                                     April  1998.  Age 57.

NORMAN E. AMOS                                                       LORI L. SPENCER
Vice President                                                       Vice President

Executive Officer since February 21, 2001.  Vice President           Executive Officer since February 27, 1997.  Vice
Supply Chain Management since August 1, 2000.  Manager,              President  and  Controller  since  August  1997.  Age 43.
Transportation and Logistics with Xerox Corporation July 1995 -
July 2000.  Age 57.

ALBERT J. CATANI, II                                                 NORMAN  P. SUTTERER
Vice President                                                       Senior Vice President

Executive Officer since February 27, 1997.  Vice President,          Executive Officer since February 29, 1996.  Senior Vice
Manufacturing since August 1995.  Age 55.                            President since February 18, 2003.  Vice President, Lamson
                                                                     Home Products since March 1998.  Age 53.


EILEEN E. CLANCY
Vice President

Executive Officer since January 2, 2002.  Vice President, Human
Resources since January 2, 2002.  Director of Human Resource
Development, December 1995 - December 2001.  Age 52.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. High and low sales prices for the Common Stock are included in Note O to the Consolidated Financial Statements. No dividends were paid in 2002, 2001 or 2000. The approximate number of shareholders of record of the Company's Common Stock at December 28, 2002 was 1,305.

ITEM 6. -- SELECTED FINANCIAL DATA
FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY

                                                                                        FISCAL YEARS ENDED
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share data, shareholders,
associates and percentages)                                        2002         2001          2000          1999         1998
---------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
    NET SALES                                                   $ 314,475     $ 352,672     $ 348,733    $ 291,381     $ 270,914
    Cost of products sold                                         252,499       291,272       260,114      229,981       214,410
    GROSS PROFIT                                                   61,976        61,400        88,619       61,400        56,504
    Operating expenses (1)                                         43,467        52,962        54,132       48,054        47,584
    Net gain                                                           --        (4,550)           --           --            --
    Restructuring and impairment charge                                --         6,805            --           --            --
    OPERATING INCOME                                               18,509         6,183        34,487       13,346         8,920
    Interest expense, net                                           9,583        11,626         4,539        3,558         4,341
    INCOME (LOSS) BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           8,926        (5,443)       29,948        9,788         4,579
    Income tax provision (benefit)                                  3,900        (1,600)        8,500       (9,000)       (2,100)
    INCOME (LOSS) BEFORE CUMULATIVE
       EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     5,026        (3,843)       21,448       18,788         6,679
    Net cumulative effect of change in accounting principle       (46,250)           --            --           --            --
    NET (LOSS) INCOME                                             (41,224)       (3,843)       21,448       18,788         6,679
---------------------------------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION:
    Current Assets                                              $  84,764     $  94,085     $ 134,906    $  94,704     $  83,975
    Other Assets                                                   77,192       121,865       120,090       40,522        25,957
    Property, Plant and Equipment                                  51,749        57,871        65,297       48,093        50,735
    Total Assets                                                  213,705       273,821       320,293      183,319       160,667
    Current Liabilities                                            64,112        62,890        76,656       56,223        47,278
    Long-Term Debt                                                 84,350       104,266       130,276       36,919        40,807
    Other Long-Term Liabilities                                    29,067        25,441        27,332       26,808        28,451
    Shareholders' Equity                                           36,176        81,224        86,029       63,369        44,131
    Working Capital                                                20,652        31,195        58,250       38,481        36,697
---------------------------------------------------------------------------------------------------------------------------------
STATISTICAL INFORMATION:
    Average number of dilutive common shares outstanding           13,778        13,757        13,989       13,482        13,488
    Number of shareholders of record                                1,305         1,336         1,377        1,558         1,687
    Number of associates                                            1,116         1,115         1,345          963           983
    Book value per share                                        $    2.63     $    5.90     $    6.15    $    4.70     $    3.27
    Market price per share                                      $    3.40     $    5.24     $   10.50    $    4.88     $    5.13
    Market capitalization                                       $  46,844     $  72,195     $ 143,819    $  65,584     $  68,903
    Gross margin as a % of net sales                                 19.7%         17.4%         25.4%        21.1%         20.9%
    Operating expenses as a % of net sales                           13.8%         15.0%         15.5%        16.5%         17.6%
    Operating margin as a % of net sales                              5.9%          1.8%          9.9%         4.6%          3.3%
    Operating Cash Flow                                         $  26,520     $  30,076     $  27,521    $  12,198     $   8,721
    Operating cash flow as a % of total debt                         27.6%         25.8%         19.9%        29.9%         19.5%
    Capital Expenditures                                        $   3,952     $   7,980     $  11,085    $   7,563     $   4,546
    EBITDA (earnings before interest, taxes, depreciation and
       amortization) (2)                                        $  30,182     $  24,202     $  45,716    $  23,482     $  18,877
    EBITDA Margin                                                     9.6%          6.9%         13.1%         8.1%          7.0%
    Return on average equity                                        (70.2%)        (4.6%)        28.7%        35.0%         16.5%
---------------------------------------------------------------------------------------------------------------------------------
BASIC (LOSS) EARNINGS PER COMMON SHARE:
    Earnings (Loss) before change in accounting principle       $    0.36     $   (0.28)    $    1.58    $    1.40     $    0.50
    Cumulative effect of change in accounting principle,
      net of tax                                                    (3.36)           --            --           --            --
    NET (LOSS) EARNINGS                                         $   (2.99)    $   (0.28)    $    1.58    $    1.40     $    0.50
DILUTED (LOSS) EARNINGS PER COMMON SHARE:
    Earnings (Loss) before change in accounting principle       $    0.36     $   (0.28)    $    1.53    $    1.39     $    0.50
    Cumulative effect of change in accounting principle,
      net of tax                                                    (3.36)           --            --           --            --
    NET (LOSS) EARNINGS                                         $   (2.99)    $   (0.28)    $    1.53    $    1.39     $    0.50



(1) In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill. Operating expenses in 2001, 2000, 1999 and 1998 include $4,605, $971, $313 and $299 in goodwill amortization, respectively.

(2) EBITDA is a calculation used by management to measure operating performance and is defined as operating income plus depreciation and amortization. EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be an alternative to operating income or to cash flows from operating activities as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF THE CONSOLIDATED STATEMENTS OF OPERATIONS
THE CONSOLIDATED STATEMENTS OF OPERATIONS present Lamson & Sessions' operating performance over the last three years.

RESULTS OF OPERATIONS
Net sales declined in 2002 by $38.2 million or 10.8% compared with 2001. The greatest reduction was experienced in the Carlon business segment, as net sales were $39.1 million or 20.8% lower in 2002 compared with 2001. Almost the entire shortfall was due to the significant decline of over 30.0% in telecommunications infrastructure related sales. The electrical product sales in this segment declined only nominally in 2002 from 2001 as strong residential and utility markets offset declines in commercial and industrial construction. Favorable existing home sales activity, driven by low interest rates, the introduction of innovative new products and the expansion of market share with its largest customers all led to the $9.4 million increase in net sales in the Lamson Home Products business segment. This represents a 15.1% improvement over the $62.1 million in net sales in 2001.Overall, net sales for the PVC Pipe business segment fell by $8.4 million or 8.2% to $94.0 million in 2002 compared with $102.4 million in 2001. Pipe volume shipped in 2002 was 7.7% lower than 2001 while average pricing for the current year was approximately the same as the prior year. The volume decline primarily reflects the soft market conditions for both telecommunications and commercial construction projects.

Net sales increased by 1.1% or $3.9 million in 2001 compared with 2000. Overall, Carlon experienced a growth rate of 31.6% or $45.2 million for the year 2001 over 2000. Incremental HDPE conduit sales totaled approximately $53.0 million primarily from the Pyramid and Ameriduct acquisitions, which were completed in the latter part of 2000. The remainder of Carlon's product sales declined from 2000 levels by approximately 6.3%. This decrease was caused by a general economic slowdown, which persisted throughout the year, and continued contraction in telecommunications infrastructure capital spending. Lamson Home Products had a net sales decline of $1.2 million, or 1.9%, in 2001 compared with 2000, as home improvement retailers reduced their inventories during the year in response to softness in sales and inconsistent consumer confidence levels. Lastly, the PVC Pipe business segment net sales dropped 28.1%, or $40.0 million, in 2001 compared with 2000. Pipe volume shipped was up 6.1% while average pricing declined by approximately 31.0% from 2000. Mix has also shifted this year in the PVC Pipe business as telecommunications-related conduit is down 20.0% in units shipped, which has been offset by increased electrical conduit shipments, primarily in the first three quarters of the year.

Gross margin in 2002 was 19.7%, an increase of 13.0% over the 17.4% realized in 2001. The largest improvement was generated in the PVC Pipe business as selling prices stayed fairly level with the prior year while operating costs and net material costs per pound have declined slightly. The overall manufacturing utilization rates this year were at 61.0% compared with 73.0% experienced in 2001 and was almost entirely offset by cost savings from the restructuring efforts at the end of 2001 and disciplined cost controls employed throughout the year. Finally, the significant increase in Lamson Home Products sales this year helped the Company to leverage their largely fixed cost base, improving the segment's gross margin. This helped to offset the lower margins in the Carlon business segment, which resulted from the continued downturn in telecom related products.

Gross margin in 2001 was 17.4%, down from the 25.4% margin realized in 2000. This drop was primarily caused by the margin squeeze experienced in the PVC Pipe business, as a continued oversupply of PVC resin in the domestic market has caused PVC Pipe selling prices to be down over 30.0% from a year ago, while PVC resin costs have declined on average 18.0% for the year. In addition, the significant mix shift in PVC pipe from telecommunications duct to electrical conduit has had a negative impact on its gross margin. Finally, the Company utilized its manufacturing facilities at a much reduced rate, 73.0% in 2001 vs. 91.0% in 2000, generating approximately $7.0 million more in unfavorable manufacturing variances during the current year.

Operating expenses were reduced to $43.5 million, or 13.8% of sales, in 2002, a $9.5 million, or 17.9%, decrease from the $53.0 million, or 15.0% of net sales, incurred in 2001. Approximately half of the 2002 reduction in expenses is a direct result of the elimination of goodwill amortization as required by SFAS No. 142 (see Note B). The remainder of the decline is a combination of cost savings from the full year effect of reductions in the salary workforce implemented in the fourth quarter of 2001, lower variable selling expenses from the reduced sales levels and tight control over discretionary spending primarily involving marketing programs and travel related expenditures. These savings were partially offset by increased employee benefit costs including pensions, medical programs, incentive compensation plans, professional fees and higher bad debt expense driven by telecom market bankruptcy activity. Operating income for 2002 was $18.5 million, or 5.9% of net sales, compared with $6.2 million, or 1.8%, of net sales in 2001. This improvement of almost 200% is a result of the operating expense net reduction in the current year as described above.

Operating expenses in 2001 totaled $53.0 million, or 15.0% of net sales, compared with $54.1 million, or 15.5% of net sales in 2000. During the year the Company consolidated the selling, general and administrative processes of the two acquisitions to reduce any redundant costs. In addition, discretionary spending was reduced, as it became evident economic conditions were declining. During 2001, the Company also recorded net gains of $4.6 million relating to the resolution of the PW Eagle litigation, changes in estimates for certain other litigation and environmental liabilities and a gain on the sale of a non-strategic business. The Company also incurred a restructuring and impairment charge of $7.7 million to reduce excess capacity, eliminate under-performing product lines and reduce salaried staff of which $0.9 million was included in cost of products sold. In summary, the Company earned $6.2 million in operating income, or 1.8% of net sales, in 2001 ($9.4 million, or 2.7%, excluding the restructuring and impairment charge and net gains) versus $34.5 million, or 9.9%, of net sales in 2000.

Interest expense has declined by over $2.0 million in 2002 compared with 2001 as the Company paid down over $20.0 million in debt during the year, with outstanding debt averaging $110 million in 2002 versus $139 million in 2001. The Company had an average borrowing rate during 2002 of 6.46% compared with 6.81% in 2001.

The income tax provision for 2002 reflects an estimated tax rate of 39.5% and net changes in the deferred tax valuation allowance against certain of the Company's general business tax credits.

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

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $30.2 million for 2002 compared with the $24.2 million EBITDA earned in 2001, an improvement of nearly 25.0%. EBITDA is a calculation used by management to measure operating performance and is defined as operating income plus depreciation and amortization. EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be an alternative to operating income or to cash flows from operating activities as a measure of liquidity.

FINANCIAL CONDITION
The Company continued to focus throughout 2002 on generating cash flow from improved earnings and working capital reductions. Net working capital was $20.7 million at the end of 2002 compared with $31.2 million at the end of 2001. The current ratio decreased to 1.32 in 2002 from 1.50 in 2001 as accounts receivable and inventory declined by a combined $12.4 million from lower economic activity and improved inventory control, while payables and expense accruals increased by $1.6 million primarily from higher benefit accruals required. Cash flow generated from operating activities remained strong at $26.5 million in 2002 after generating $30.1 million in 2001.

Accounts receivable were $36.7 million at the end of 2002, compared with $39.2 million at the end of 2001. Days sales outstanding at the end of 2002 were about
52.7 compared with 56.9 days for 2001 year-end. The improvement is driven primarily by the disposition of several telecommunications accounts outstanding at the end of 2001 and more rigorous credit reviews.

The inventory level at the end of 2002 was $32.2 million compared with $42.1 million at the end of 2001. As a result, annual inventory turns increased from
4.9 times in 2001 to 6.5 times in 2002. Almost all inventory categories have been reduced. However, the largest reduction came in PVC resin and related conduit products for which pounds in inventory were 44.0% lower than 2001 year-end while the average unit cost was about 4.0% higher compared with 2001 year-end levels.

Despite the lower inventory levels, accounts payable decreased by only $800 thousand in 2002 from the prior year-end due to the scheduled timing of vendor payments after year-end.

Accrued liabilities at 2002 year-end were approximately $2.3 million more than the prior year due to incentive compensation programs and other benefit accruals which reflect higher costs. The increase of $3.4 million in other long-term liabilities in 2002 is consistent with the recording of a minimum liability for defined benefit pension plans due to lower trust asset levels and payments of $2.2 million made for retiree medical benefits.

Capital expenditures totaled approximately $4.0 million in 2002 compared with $8.0 million in 2001. The current year spending was primarily for additional plant equipment to improve efficiencies and critical tooling replacements.

The Company has credit capacity available of over $30 million, which is adequate to support its current operational expense and capital spending needs as well as those anticipated for 2003. In order to support key operational improvement initiatives, capital spending is expected to return to a more historical average level of $8-10 million in 2003. During the fourth quarter of 2002 the Company refinanced the mortgage on its corporate headquarters. The resulting $3.7 million in additional funds were used to pay down bank term debt. Due to improved cash flow and operating results, the Company has decided to defer more comprehensive changes in capital structure.

In December 2002, the New York Stock Exchange (the "Exchange") accepted the Company's business plan for continued listing on the Exchange. The Company submitted its business plan to the Exchange in October 2002 in order to comply with the listing requirements of the Exchange. This effort follows a formal notice from the Exchange that the Company is below the Exchange's continued listing criteria of a total market capitalization of not less than $50 million over a 30-day trading period and shareholders' equity of not less than $50 million. The Company's plan will be reviewed quarterly for ongoing compliance with its goals and objectives. The Company believes its business plan, when implemented, should achieve the requirements of the Exchange for shareholder equity and market capitalization. At the end of 2002, the Company's shareholder equity is $36.3 million. The Company's total market capitalization, based on
13.778 million shares of common stock outstanding at a closing price of $3.36 on February 7, 2003 was $46.3 million.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Inherent in the Company's results of operations are certain estimates, assumptions and judgments including reserves against accounts receivable for doubtful collections, inventory costing and valuation allowances and an assumed rate of return on invested pension assets. The Company maintains allowances against accounts receivable and inventory obsolescence and valuation reserves that are believed to be reasonable based on the Company's historical experience and current expectations for future performance of operations.

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

The Company's policy of amortizing unrecognized gains or losses in accordance with SFAS No. 87, the significant deterioration in the stock market and resulting reduction in defined benefit pension plan assets will cause an increase of approximately $2.2 million in the reported pension expense to be included in the Company's results of operations beginning in 2003. In addition, the substantial decline in defined benefit pension plan assets over the past nine months has led to the Company making a voluntary contribution of $6.0 million to the Company's defined benefit pension plans in the fourth quarter of 2002 in order to maintain an appropriate funding level.

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

As of December 28, 2002, the Company had approximately $26.9 million of net deferred tax assets primarily related to loss carryforwards that expire through 2021. The realization of these net assets is based primarily upon estimates of future taxable income. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur.

OUTLOOK
The following paragraphs contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

Both housing starts at 1.7 million units and existing home sales were very strong throughout 2002 and finished the year at near record levels. Low interest rates have allowed the maintenance of this activity over the last several years and supported the sales growth in Lamson Home Products, the electrical product sales in Carlon and the PVC Pipe business segment. It is expected, barring an economic downturn that housing starts and home sales will decline modestly in 2003 but will remain at historically strong levels. Commercial and industrial construction plummeted by 20% and 40%, respectively, in 2002, and these areas will probably remain weak and at best show only modest improvement in 2003 due to the overhang of excess capacity.

The Company believes that the telecommunications infrastructure market has bottomed out during 2002. We do not expect any demand improvement through 2003 as most participants are only maintaining their current systems and holding off on incremental investments in additional infrastructure until absolutely necessary. We believe also that spending in this market long-term will be required, to build out metropolitan rings, expand corporate and institutional high-speed data and communications networks and to provide broadband services to the home. While very little sales growth is anticipated in this market during 2003, many of the weaker competitors have been eliminated and, therefore, the stability of our customer base has improved.

In the PVC Pipe business, we expect PVC resin costs to increase throughout the first half of 2003 in response to higher oil and natural gas prices and capacity restrictions on some feedstocks. These should be passed on by the PVC pipe producers as inventory across the distribution network has been lowered. As PVC resin costs increase, assuming reasonable general economic activity, the margin spreads are generally able to be expanded resulting in improved profitability. We do expect to build some inventory levels in the first quarter in anticipation of the cyclical construction season.

In summary, we estimate that net sales for 2003 will increase by 8% to 10% with approximately half of this improvement coming from a higher price level for PVC Pipe products. The remaining net sales growth will be the result of market share improvement in the Lamson Home Products segment and some general strengthening in our markets as a whole. Despite a significant pension expense increase that will need to be recorded in 2003, we believe, net income should be 10% to 15% above the 2002 performance as the result of the implementation of planned customer service and operational improvement initiatives.

Our manufacturing plants will enjoy higher capacity utilization as we build inventories, particularly in the first half of the year. Despite this increase, however, due to the completion of several efficiency improvement projects, we expect to reduce inventory and show further improvement in our inventory turn performance by the end of 2003. We have experienced improved credit quality in our accounts receivable in 2002 and anticipate that it will continue in 2003. The expected increase in cash needed for capital spending should be offset by the continued focus on working capital efficiency. The Company expects to have sufficient cash flow for all necessary capital and operating needs as well as reduction in debt leverage in the second half of 2003.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends and (iv) any adverse change in the recovery trend of the country's general economic condition affecting the markets for the Company's products.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Almost all of the Company's long-term debt obligations bear interest at a variable rate. In order to mitigate the risk associated with interest rate fluctuations, in the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, $44.0 million outstanding at December 28, 2002, and effectively fixed the variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 4.0%. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss.

These risks and others that are detailed in this Form 10-K must be considered by any investor or potential investor in the Company.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS:
Report of Independent Auditors ...........................................   14
Statement of Management's Responsibility .................................   15
Consolidated Statements of Operations for Fiscal Years
     Ended 2002, 2001, 2000 ..............................................   16
Consolidated Statements of Cash Flows for Fiscal Years
     Ended 2002, 2001, 2000 ..............................................   17
Consolidated Balance Sheets at December 28, 2002 and December 29, 2001....   18
Consolidated Statements of Shareholders' Equity for Fiscal Years
     Ended 2002, 2001, 2000 ..............................................   20
Notes to Consolidated Financial Statements ...............................   21

FINANCIAL STATEMENT SCHEDULE:
Schedule II -- Valuation and Qualifying Accounts and Reserves ............   37

                          REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
The Lamson & Sessions Co.




We have audited the accompanying consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

                                         /s/ Ernst & Young LLP

Cleveland, Ohio
January 31, 2003

                      STATEMENT OF MANAGEMENT'S RESPONSIBILITY


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


/s/ JOHN B. SCHULZE
---------------------------------------------
John B. Schulze
Chairman of the Board, President and
Chief Executive Officer


/s/ JAMES J. ABEL
---------------------------------------
James J. Abel
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer


/s/ LORI L. SPENCER
-----------------------------------------
Lori L. Spencer
Vice President and Controller

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FISCAL YEARS
                                                                  ------------------------------------------------------
(Dollars in thousands, except per share data)                         2002                  2001                2000
                                                                  ------------------------------------------------------

NET SALES                                                           $ 314,475            $ 352,672            $ 348,733

Cost of products sold                                                 252,499              291,272              260,114
                                                                    ---------            ---------            ---------

GROSS PROFIT                                                           61,976               61,400               88,619

Operating expenses                                                     43,467               52,962               54,132
Net gain                                                                   --               (4,550)                  --
Restructuring and impairment charge                                        --                6,805                   --
                                                                    ---------            ---------            ---------

OPERATING INCOME                                                       18,509                6,183               34,487

Interest expense, net                                                   9,583               11,626                4,539
                                                                    ---------            ---------            ---------

INCOME (LOSS) BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                               8,926               (5,443)              29,948

Income tax provision (benefit)                                          3,900               (1,600)               8,500
                                                                    ---------            ---------            ---------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              5,026               (3,843)              21,448

Cumulative effect of change in accounting
  principle, net of income tax benefit of $13,750                     (46,250)                  --                   --
                                                                    ---------            ---------            ---------

NET (LOSS) INCOME                                                   $ (41,224)           $  (3,843)           $  21,448
                                                                    =========            =========            =========

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Earnings (loss) before cumulative effect of
  change in accounting principle                                    $    0.36            $   (0.28)           $    1.58

Cumulative effect of change in accounting
  principle, net of tax                                                 (3.36)                  --                   --
                                                                    ---------            ---------            ---------

NET (LOSS) EARNINGS                                                 $   (2.99)           $   (0.28)           $    1.58
                                                                    =========            =========            =========

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Earnings (loss) before cumulative effect of
  change in accounting principle                                    $    0.36            $   (0.28)           $    1.53

Cumulative effect of change in accounting
  principle, net of tax                                                 (3.36)                  --                   --
                                                                    ---------            ---------            ---------

NET (LOSS) EARNINGS                                                 $   (2.99)           $   (0.28)           $    1.53
                                                                    =========            =========            =========


See notes to consolidated financial statements.

                     THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      FISCAL YEARS
                                                                                    ----------------------------------------------
(Dollars in thousands)                                                                  2002            2001            2000
                                                                                    ----------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                                   $ (41,224)         $  (3,843)         $  21,448
Adjustments to reconcile net (loss) income to cash provided
  by operating activities:
     Cumulative effect of change in accounting principle                               46,250                 --                 --
     Depreciation                                                                      10,074             11,848              9,801
     Amortization                                                                       1,599              6,171              1,428
     Net gains                                                                             --             (2,950)                --
     Restructuring and impairment charge                                                   --              7,672                 --
     Deferred income taxes                                                              4,645             (1,934)             6,903
     Net change in working capital accounts (excluding effect
         of acquired businesses):
       Accounts receivable                                                              2,518             14,581              1,574
       Inventories                                                                      9,853             15,914             (9,531)
       Prepaid expenses and other                                                         610               (909)             1,217
       Accounts payable                                                                  (766)            (6,534)            (9,314)
       Accrued expenses and other current liabilities                                   2,441             (3,768)            11,238
     Pension plan contributions                                                        (6,477)              (310)              (317)
     Other long-term items                                                             (3,003)            (5,862)            (6,926)
                                                                                    ---------          ---------          ---------
CASH PROVIDED BY OPERATING ACTIVITIES                                                  26,520             30,076             27,521

INVESTING ACTIVITIES
     Net additions to property, plant and equipment                                    (3,952)            (7,980)           (11,085)
     Proceeds from sale of business                                                        --              1,411                 --
     Acquisitions and related items                                                    (1,000)            (2,987)          (112,839)
                                                                                    ---------          ---------          ---------
CASH USED IN INVESTING ACTIVITIES                                                      (4,952)            (9,556)          (123,924)

FINANCING ACTIVITIES
     Net (payments) borrowings under secured credit agreement                         (23,000)           (20,900)           161,387
     Retirement of previous credit agreement                                               --                 --            (42,296)
     Proceeds from refinancing                                                          4,250                 --                 --
     Payments on long-term borrowings                                                  (1,487)            (1,185)           (25,330)
     Exercise of stock options                                                             --                278              1,370
                                                                                    ---------          ---------          ---------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                          (20,237)           (21,807)            95,131
                                                                                    ---------          ---------          ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        1,331             (1,287)            (1,272)
Cash and cash equivalents at beginning of year                                            165              1,452              2,724
                                                                                    ---------          ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $   1,496          $     165          $   1,452
                                                                                    =========          =========          =========

See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


December 28, 2002 and December 29, 2001
(Dollars in thousands)                                                                    2002              2001
                                                                                        --------          --------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                            $  1,496          $    165
   Accounts receivable, net of allowances of
   $1,924 and $2,122, respectively                                                        36,686            39,204
   Inventories, net
     Finished goods and work-in-process                                                   28,881            36,623
     Raw materials                                                                         3,349             5,460
                                                                                        --------          --------
                                                                                          32,230            42,083
   Deferred tax assets                                                                     9,979             7,650
   Prepaid expenses and other                                                              4,373             4,983
                                                                                        --------          --------
                                                       TOTAL CURRENT ASSETS               84,764            94,085

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                     3,537             3,537
  Buildings                                                                               24,910            24,775
  Machinery and equipment                                                                116,595           116,484
                                                                                        --------          --------
                                                                                         145,042           144,796
  Less allowances for depreciation                                                        93,293            86,925
                                                                                        --------          --------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                                                   51,749            57,871

GOODWILL                                                                                  21,558            81,666

PENSION ASSETS                                                                            30,882            24,071

DEFERRED TAX ASSETS                                                                       16,879             7,673

OTHER ASSETS                                                                               7,873             8,455
                                                                                        --------          --------


                                                               TOTAL ASSETS             $213,705          $273,821
                                                                                        ========          ========


See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


December 28, 2002 and December 29, 2001
(Dollars in thousands, except per share data)                                            2002               2001
                                                                                       ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                  $  21,209          $  21,975
     Accrued compensation and benefits                                                    11,660              7,311
     Other accrued expenses                                                               15,617             17,237
     Taxes                                                                                 3,854              4,274
     Current maturities of long-term debt                                                 11,772             12,093
                                                                                       ---------          ---------
                                                  TOTAL CURRENT LIABILITIES               64,112             62,890

LONG-TERM DEBT                                                                            84,350            104,266

POST-RETIREMENT BENEFITS AND OTHER
  LONG-TERM LIABILITIES                                                                   29,067             25,441

SHAREHOLDERS' EQUITY
     Common shares, without par value, stated
        value of $.10 per share, authorized 20,000,000
        shares; outstanding, 13,777,608 shares in 2002 and 2001                            1,378              1,378
     Other capital                                                                        75,499             75,499
     Retained earnings (deficit)                                                         (34,831)             6,393
     Accumulated other comprehensive income (loss)                                        (5,870)            (2,046)
                                                                                       ---------          ---------
TOTAL SHAREHOLDERS' EQUITY                                                                36,176             81,224
                                                                                       ---------          ---------

                                   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 213,705          $ 273,821
                                                                                       =========          =========

See notes to consolidated financial statements.

                       THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)                                                                  Cumulative Other
                                                                                   Comprehensive Income (Loss)
                                                                              -------------------------------------
                                                                Retained      Interest     Foreign         Minimum       Total
                                          Common      Other     Earnings        Rate       Currency        Pension    Shareholders'
                                          Shares     Capital    (Deficit)       Swaps    Translation      Liability      Equity
                                        -------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2000              $  1,345    $ 73,616    $(11,212)          --     $   (323)      $    (57)      $ 63,369

Net income                                    --          --      21,448           --           --             --         21,448
Other comprehensive income:
   Foreign currency translation               --          --          --           --         (207)            --           (207)
   Minimum pension liability                  --          --          --           --           --             14             14
                                                                                                                       ---------
Total comprehensive income                    --          --          --           --           --             --         21,255
Issuance of 244,026 shares
   under employee benefit plans               24       1,381          --           --           --             --          1,405
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 30, 2000            $  1,369    $ 74,997    $ 10,236           --     $   (530)      $    (43)      $ 86,029

Net loss                                      --          --      (3,843)          --           --             --         (3,843)
Other comprehensive loss:
   Foreign currency translation               --          --          --           --          (61)            --            (61)
   Minimum pension liability                  --          --          --           --           --           (378)          (378)
   Interest rate swaps                        --          --          --       (1,034)          --             --         (1,034)
                                                                                                                       ---------
Total comprehensive loss                      --          --          --           --           --             --         (5,316)
Issuance of 80,331 shares
   under employee benefit plans                9         502          --           --           --             --            511
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 29, 2001            $  1,378    $ 75,499    $  6,393     $ (1,034)    $   (591)      $   (421)      $ 81,224

Net loss                                      --          --     (41,224)          --           --             --        (41,224)
Other comprehensive loss:
   Foreign currency translation               --          --          --           --          (23)            --            (23)
   Minimum pension liability,
     net of $2,100 tax                        --          --          --           --           --         (3,285)        (3,285)
   Interest rate swaps                        --          --          --         (516)          --             --           (516)
                                                                                                                       ---------
Total comprehensive loss                      --          --          --           --           --             --        (45,048)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 28, 2002            $  1,378    $ 75,499    $(34,831)    $ (1,550)    $   (614)      $ (3,706)      $ 36,176
=================================================================================================================================

See notes to consolidated financial statements.

                       THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three fiscal years ended December 28, 2002

NOTE A--ACCOUNTING POLICIES

FISCAL YEAR: The Company's fiscal year end is the Saturday closest to December
31.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of intercompany items. Certain 2001 and 2000 items have been reclassified to conform with the 2002 financial statement presentation.

RECENT ACCOUNTING STANDARD CHANGES: During 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, "Accounting for Disposal Obligations." The Statement is effective for disposal activities initiated after December 31, 2002. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company's results of operations, financial condition or liquidity.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

IMPAIRMENT OF LONG-LIVED ASSETS: During 2002, the Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, and as prescribed under SFAS No. 121 in the previous year, the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company would record an impairment charge or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, measured using undiscounted cash flows, or the useful life has changed. The adoption had no impact on the Company's results of operations, financial condition or liquidity.

GOODWILL: Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method. Goodwill is no longer amortized, but instead is tested for impairment at least annually (see Note B).

STOCK COMPENSATION PLANS: At December 28, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note J. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE A--ACCOUNTING POLICIES--CONTINUED


                                                                                     Fiscal Years
                                                                   ---------------------------------------------
(Dollars in thousands, except per share data)                            2002             2001           2000
                                                                   ---------------------------------------------

Net income                                   As reported              $(41,224)         $(3,843)        $21,448
                                             Pro forma                 (41,985)          (4,507)         20,941

Basic earnings per share                     As reported              $  (2.99)         $ (0.28)        $  1.58
                                             Pro forma                   (3.05)           (0.33)           1.54

Diluted earnings per share                   As reported              $  (2.99)         $ (0.28)        $  1.53
                                             Pro forma                   (3.05)           (0.33)           1.50


For pro forma calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                       2002                 2001                2000
                                -------------------------------------------------------------
Expected volatility                    56.8%               57.2%                52.2%

Risk-free interest rates               4.56%               4.87%                6.05%

Average expected life                 5 years             5 years              5 years

INCOME TAXES: The Company accounts for income taxes using the provisions of SFAS No. 109, "Accounting for Income Taxes." Investment tax credits are recorded using the flow-through method.

REVENUE RECOGNITION: Revenues are derived from sales to unaffiliated customers and are recognized when products are shipped and title has transferred.

SHIPPING AND HANDLING COSTS: All shipping and handling costs are included in the cost of products sold in the Consolidated Statements of Operations.

RESEARCH AND DEVELOPMENT COSTS: Research and Development (R&D) costs consist of Company-sponsored activities to develop new value-added products. R&D costs are expensed as incurred and expenditures were $2.2 million, $2.8 million and $3.3 million in 2002, 2001 and 2000, respectively. R&D costs are included in operating expenses in the Consolidated Statements of Operations.

ADVERTISING COSTS: Advertising costs are expensed as incurred and totaled $2.8 million in 2002 and $3.0 million per year in 2001 and 2000.

NOTE B--GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets continue to be amortized over their useful lives.

Pursuant to the adoption of this Standard, Lamson completed a transitional impairment review for goodwill during the second quarter of 2002 for each of its reporting units. It was determined that the carrying value of the telecom reporting unit (component of the Carlon business segment) exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows. Given the indication of a potential impairment, the Company completed the assessment of the implied fair value of the goodwill for the telecom reporting unit, which resulted in an impairment loss of $60.0 million ($46.3 million after tax). This transitional impairment loss was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. The transitional impairment loss

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE B--GOODWILL AND INTANGIBLE ASSET--CONTINUED

is a one-time, non-cash charge. The annual evaluation of goodwill was completed as of the first day of the fourth quarter with no additional valuation adjustment required. No reclassifications were required between intangible assets and goodwill pursuant to the adoption of this Standard. Of the $21.6 million of goodwill remaining on the balance sheet approximately $20.1 million relates to the telecom reporting unit in the Carlon business segment and the remainder is included in the Lamson Home Products business segment.

Prior to the adoption of SFAS No. 142 in fiscal 2002, amortization expense was recorded for goodwill. For comparison purposes, supplemental net income and earnings per common share for the year ended 2001 are provided as follows:

(Dollars in thousands, except per share amounts)

                                                                        Fiscal Years
                                                                ----------------------------
                                                                   2001              2000
                                                                ----------        ----------

Net (loss) income as previously reported                          $(3,843)          $21,448
Goodwill amortization, net of tax                                   3,646               971
                                                                  -------           -------

Net (loss) income, excluding goodwill amortization                $  (197)          $22,419
                                                                  =======           =======

(Loss) earnings per common share,
    excluding goodwill amortization
      Basic                                                       $ (0.01)          $  1.65
      Diluted                                                     $ (0.01)          $  1.60





The Company's other intangible assets and related accumulated amortization is as follows:

(Dollars in thousands)
                                                    NON-COMPETE
                                                     AGREEMENTS        PATENTS        TOTAL
                                                    -----------        --------      --------

DECEMBER 28, 2002
-----------------
Gross                                                  $ 6,500         $ 2,150        $ 8,650
Accumulated amortization                                (2,952)         (1,087)        (4,039)
                                                       -------         -------        -------

  Net value                                            $ 3,548         $ 1,063        $ 4,611
                                                       =======         =======        =======

DECEMBER 29, 2001
-----------------
Gross                                                  $ 6,500         $ 2,150        $ 8,650
Accumulated amortization                                (1,652)           (788)        (2,440)
                                                       -------         -------        -------

  Net value                                            $ 4,848         $ 1,362        $ 6,210
                                                       =======         =======        =======


All non-compete agreements are included in the Carlon business segment and all patents are included in the Lamson Home Products business segment. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the four succeeding years will be $1.6 million, $1.6 million, $1.2 million and $0.2 million for 2003 through 2006, respectively.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE C--ACQUISITIONS

On September 22, 2000 and December 15, 2000, the Company acquired Pyramid Industries, Inc. ("Pyramid") for $45.4 million and Ameriduct Worldwide, Inc. ("Ameriduct") for $63.8 million plus assumed debt of $3.9 million plus transaction costs. In addition, pursuant to terms of non-competition agreements, Lamson will pay three former Pyramid shareholders $6.5 million over a five-year period, including $1.5 million, which was paid at closing. The acquisitions were funded through the Company's secured credit agreement. Both Pyramid and Ameriduct are leading manufacturers of HDPE conduit used in building telecommunications and utility infrastructure.

The acquisitions have been accounted for by the purchase method and, accordingly, the operating results have been included in the Company's consolidated financial statements and the Carlon business segment since the respective dates of acquisition. The assets acquired and liabilities assumed were recorded at estimated fair values. For financial statement purposes, the non-compete agreements are being amortized over their five-year term, while goodwill was amortized in 2000 and 2001 over 20 years. Goodwill for the telecom reporting unit was evaluated for impairment according to SFAS No. 142 and written down to $20.1 million as of the beginning of fiscal 2002 (see Note B).

(Dollars in thousands)

Estimated fair values
    Assets acquired                                         $  48,381
    Liabilities assumed                                       (22,845)
Goodwill                                                       85,273
                                                            ---------
Purchase price paid                                           110,809
Less cash acquired                                               (128)
                                                            ---------

Net cash paid                                               $ 110,681
                                                            =========


NOTE D--LONG-TERM DEBT AND COMMITMENTS

Long-term debt consists of the following:




                                                    FISCAL YEARS
                                            ---------------------------
(Dollars in thousands)                       2002              2001
                                            ---------------------------
Secured Credit Agreement:
  Term                                      $ 28,800           $ 43,500
  Revolver                                    53,200             61,500
                                            --------           --------
                                              82,000            105,000

Industrial Revenue Bonds                       9,855             10,510
Other                                          4,267                849
                                            --------           --------
                                              96,122            116,359
Less amounts classified as current            11,772             12,093
                                            --------           --------

                                            $ 84,350           $104,266
                                            ========           ========

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE D--LONG-TERM DEBT AND COMMITMENTS--CONTINUED

In August 2000, the Company completed the refinancing of its previously secured credit agreement by entering into a new five-year, $125 million revolving credit agreement with a consortium of banks led by Harris Trust of Chicago. In December 2000, in conjunction with the acquisition of Ameriduct, the agreement was amended and increased to a $194 million facility, consisting of $48.5 million in term debt and $145.5 million in a revolver. As of March 27, 2002 the agreement was amended reducing the credit commitments of the lenders to an aggregate $150 million of which $110 million represents a revolving credit facility with the remainder representing term debt. In addition, this amendment provided for a 1% term loan fee and an increase of 1% in the term loan interest rate if the term loan was not paid in full by September 30, 2002. Since the term loan was not paid off, the increase in interest rate and additional fee were realized. The term portion of this agreement requires principal payments of $2 million on March 31 and June 30 and $3.5 million on September 30 and December 31 of each year with a balloon payment in August 2005. This agreement is secured by substantially all of the Company's assets. Interest on the revolver portion of the facility is at LIBOR plus 1.5% to 4.0% and 2.5% to 5.0% for the term portion. The specific rate is determined based on the ratio of indebtedness to adjusted earnings before interest, taxes, depreciation and amortization and is calculated quarterly. The rate at December 28, 2002 is 7.03%. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $14.9 million under the agreement. Total availability at December 28, 2002 under the secured credit agreement approximates $30 million. The Company's credit agreement contains various restrictive covenants pertaining to maintenance of net worth, certain financial ratios and prohibits stock repurchases and dividend payments.

The Company's Industrial Revenue Bond financings include several issues due in annual installments from 2000 through 2023 with interest at variable rates. The weighted average rate for these bonds at December 28, 2002 was 1.58%.

In the fourth quarter 2002 the Company refinanced the mortgage on the Company's headquarters. The net proceeds of $3.7 million were used to pay down the term debt. The current mortgage is payable in equal monthly installments of $24 thousand through 2012 with interest at Prime Rate plus .25% (4.5% at December 28, 2002).

The aggregate minimum combined maturities of long-term debt for the year 2004 through 2007 are approximately $11,757,000, $60,854,000, $771,000 and $877,000,
respectively, with $10,091,000 due thereafter.

Interest paid was $8,752,000, $9,573,000 and $4,026,000 in 2002, 2001 and 2000,
respectively.

Rental expense was $5,777,000, $6,268,000 and $5,861,000 in 2002, 2001 and 2000,
respectively. Aggregate future minimum payments related to non-cancelable operating leases with initial or remaining terms of one year or more for the years 2003 through 2007 are approximately $3,713,000, $3,297,000, $2,105,000,
$845,000 and $201,000, respectively, with $66,000 due thereafter.

NOTE E--DERIVATIVES AND HEDGING

Effective as of the beginning of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 by the FASB, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE E--DERIVATIVES AND HEDGING--CONTINUED

As a result of the adoption of SFAS No. 133, the Company is required to recognize all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS No. 133, changes in the fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments through net income. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income.

The adoption of SFAS No. 133 did not result in any transition adjustment as the Company had no derivative instruments outstanding at December 31, 2000. During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, $44.0 million outstanding at December 28, 2002, which effectively fixes interest rates on its variable rate debt at 5.41% and 5.48%, plus the Company's risk premium of 1.5% to 4.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of 2002 of a $1,550,000 (net of $991,000 in tax) loss has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $1,645,000 loss on the fair value of the hedges is classified in current accrued liabilities, with the remaining $896,000 loss classified as a long-term liability.

The Company has no derivative instruments that are classified as fair value hedges.

NOTE F--PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors several qualified and nonqualified pension plans and other post-retirement benefit plans for its current and former employees. The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over each of the two years in the period ended December 28, 2002 and December 29, 2001, respectively, and a statement of the funded status at both years' end:


                                                                     PENSION BENEFITS                         OTHER BENEFITS
(Dollars in thousands)                                           2002                2001                2002               2001
                                                               --------            --------            -------            ---------
CHANGE IN BENEFIT OBLIGATION
Obligation at beginning of year                                $ 75,817            $ 73,799            $ 12,732            $ 13,094
Service cost                                                      1,104               1,054                  15                  14
Interest cost                                                     5,219               5,280                 851                 911
Plan participants' contribution                                      --                  --                 107                  98
Plan amendment                                                       --                 223                  --                  --
Actuarial loss                                                    1,994               2,077               1,964                 695
Benefits paid                                                    (6,630)             (6,616)             (2,181)             (2,080)
                                                               --------            --------            --------            --------

Obligation at end of year                                      $ 77,504            $ 75,817            $ 13,488            $ 12,732
                                                               ========            ========            ========            ========


                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE F--PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--CONTINUED

                                                                     PENSION BENEFITS                         OTHER BENEFITS
(Dollars in thousands)                                           2002                 2001               2002               2001
                                                               --------             --------           --------           --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                 $ 72,511             $ 89,975           $     --           $     --
Actual return on plan assets                                     (9,481)             (11,158)                --                 --
Employer contributions                                            6,477                  310              2,074              1,982
Plan participants' contributions                                     --                   --                107                 98
Benefits paid                                                    (6,630)              (6,616)            (2,181)            (2,080)
                                                               --------             --------           --------           --------

Fair value of plan assets at end of year                       $ 62,877             $ 72,511           $     --           $     --
                                                               ========             ========           ========           ========


Plan assets include 860,856 shares of the Company's common stock with a fair market value at December 28, 2002 of $2.7 million and $4.5 million at December 29, 2001.


                                                                     PENSION BENEFITS                         OTHER BENEFITS
(Dollars in thousands)                                           2002               2001               2002               2001
                                                               --------           --------           --------           --------
FUNDED STATUS
Fund status at end of year                                     $(14,627)          $ (3,306)          $(13,488)          $(12,732)
Unrecognized actuarial loss (gain)                               40,751             23,702                728             (1,425)
Unrecognized transition (asset)                                  (1,076)            (1,164)                --                 --
Unrecognized prior service cost (gain)                              408                448             (2,038)            (2,236)
                                                               --------           --------           --------           --------

Net amount recognized at end of year                           $ 25,456           $ 19,680           $(14,798)          $(16,393)
                                                               ========           ========           ========           ========


The pension benefits table above provides information relating to the funded status of all defined benefit pension plans on an aggregated basis. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $28.1 million, $25.0 million and $13.4 million, respectively, as of December 28, 2002 and $5.3 million, $4.9 million and $0, respectively, as of December 29, 2001.

The following table provides the amounts recognized in the consolidated balance sheets for both years:

                                                                     PENSION BENEFITS                         OTHER BENEFITS
(Dollars in thousands)                                           2002                2001               2002               2001
                                                                --------           --------           --------           --------
Prepaid benefit cost                                            $ 30,881           $ 24,071           $     --           $     --
Accrued benefit liability                                        (11,685)            (5,081)           (14,798)           (16,393)
Intangible asset                                                     184                 --                 --                 --
Accumulated other comprehensive income                             6,076                690                 --                 --
                                                                --------           --------           --------           --------

                                                                $ 25,456           $ 19,680           $(14,798)          $(16,393)
                                                                ========           ========           ========           ========

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE F--PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--CONTINUED

The assumptions used in the measurement of the Company's benefit obligations at December 28, 2002 and December 29, 2001 were:


                                                             PENSION BENEFITS                    OTHER BENEFITS
                                                           2002            2001               2002           2001
                                                         ------           -----              -----           -----
Discount rate                                              6.8%            7.2%              6.75%           7.25%

Expected return on plan assets                             9.0%            9.5%                --              --

Rate of salary increase                                    4.0%            5.0%                --              --



For measurement purposes, a 12.0% average health care cost trend rate was used for 2003 (8.5% in 2002). The rate is assumed to decline gradually each year to an ultimate rate of 5.0% in 2009 and thereafter. A 1.0% change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)                                        1% INCREASE       1% DECREASE
                                                              -----------       -----------

Net periodic benefit cost                                        $  59           $  (53)
Accumulated post-retirement benefit obligation                   $ 879           $ (791)


The components of net periodic benefit cost (income) are as follows:


                                                            PENSION BENEFITS                            OTHER BENEFITS
(Dollars in thousands)                             2002          2001            2000          2002           2001            2000
                                                 -------        -------        -------        -------        -------        -------

Service cost                                     $ 1,104        $ 1,054        $   886        $    15        $    14        $    13
Interest cost                                      5,219          5,280          5,300            851            911            980
Expected return on assets                         (6,593)        (8,241)        (8,111)            --             --             --
Net amortization and deferral                        971            (72)           (93)          (387)          (420)          (394)
Defined contribution plans                           987            965          1,147             --             --             --
                                                 -------        -------        -------        -------        -------        -------

                                                 $ 1,688        $(1,014)       $  (871)       $   479        $   505        $   599
                                                 =======        =======        =======        =======        =======        =======

In addition to the defined benefit plans described above, the Company also sponsors a defined contribution plan, which covers substantially all full-time associates. The Company's matching contribution is a minimum of 50.0% of voluntary employee contributions of up to 6.0% of wages.

The Company remains contingently liable for certain post-retirement benefits of a business previously sold. No liability has been accrued as the Company's liability is not probable or cannot be reasonably estimated. This contingency expires in 2008, twenty years after the sale of the related business.

                       THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE G--LITIGATION

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic then filed a petition for certiorari with the United States Supreme Court. The United States Supreme Court has reversed the decision of the Court of Appeals and remanded the case back to it. The Court of Appeals has requested additional briefs be submitted by February 21, 2003.

During the first quarter of 2001, the Company settled its litigation against PW Eagle and received a payment of $2.05 million, representing a partial recovery of costs incurred in current and previous quarters, arising out of the failed sale of the PVC Pipe segment in 1999 and resulted in a net gain of $1.6 million in 2001.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

NOTE H--ENVIRONMENTAL

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

During 1999, the Company reached a settlement on litigation involving environmental matters at a property sold by the Company in 1981 whereby the Company agreed to incur costs of certain remediation activities, which will occur over the next nine years. Management's current estimate of the costs are accrued primarily in other long-term liabilities.

NOTE I--COMMON, PREFERRED, PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at December 28, 2002 or December 29, 2001. The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value ("Series II Preference Stock"), which relates to the Rights Agreement, dated as of September 8, 1998, between the Company and National City Bank (the "Rights Agreement").

Under the Company's Rights Agreement, each shareholder has the right to purchase from the Company one one-hundredth of a share of the Series II Preference Stock, subject to adjustment, upon payment of an exercise price of $44.75. The Rights will become exercisable only after a person or group acquires beneficial ownership of or commences a tender or exchange offer for 15.0% or more of the Company's Common Shares. Rights held by persons who exceed that threshold will be void. In the event that a person or group acquires beneficial ownership of 15.0% or more of the Company's Common Shares, or a 15.0% shareholder merges into or with the Company or engages in one of a number of

                       THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE I--COMMON, PREFERRED, PREFERENCE STOCK--CONTINUED

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

NOTE J--STOCK COMPENSATION PLANS

Under the 1994 Nonemployee Directors Stock Option Plan, the Company is authorized to issue 160,000 common shares in non-qualified stock options. The stock options become exercisable one year after date of grant and expire at the end of ten years. At December 28, 2002, a total of 53,000 shares were available for future grant of stock options under this Plan.

On May 5, 1998, the Company's 1988 Incentive Equity Performance Plan expired. At December 28, 2002, there were options outstanding under the Plan representing 939,950 shares of the Company's Common Stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through April 20, 2008.

Under the 1998 Incentive Equity Plan, the Company is authorized to issue 1,950,000 incentive stock options (ISOs), non-qualified stock options, stock appreciation rights (SARs) and restricted or deferred stock. Stock options generally become exercisable, in part, one year after date of grant and expire at the end of ten years. At December 28, 2002, under this Plan, a total of 570,105 shares were available for future grant.

A summary of the status of the Company's three stock compensation plans as of December 28, 2002, December 29, 2001 and December 30, 2000, and changes during the respective years then ended, is presented below:

                                                     2002                            2001                           2000
                                            --------------------------     --------------------------     -------------------------
                                                          WEIGHTED-                       WEIGHTED-                     WEIGHTED-
                                                           AVERAGE                         AVERAGE                       AVERAGE
(Shares in thousands)                        SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
                                            ---------------------------------------- ------------------------------ ---------------

Outstanding at beginning of year            2,032           $ 7.20          1,874         $  6.69         1,712         $ 6.34
Granted                                       416             4.17            370            9.77           454           7.60
Exercised                                      --               --           (128)           5.25          (243)          5.97
Forfeited                                     (89)            6.67            (84)          10.19           (49)          6.39
                                            ------         --------        -------       ---------        ------       --------
Outstanding at end of year                  2,359           $ 6.68          2,032         $  7.20         1,874         $ 6.69
                                            ======         ========        =======       =========        ======       ========

Options exercisable at year-end             1,694           $ 6.92          1,410         $  6.68         1,197         $ 6.58

Weighted-average fair value of options
   granted during the year                                  $ 2.21                        $  5.28                       $ 4.01


                       THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE J--STOCK COMPENSATION PLANS--CONTINUED

The following table summarizes information about options outstanding at December 28, 2002:


                                        OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                     --------------------------------------------------------------  --------------------------------------------
                                        WEIGHTED-AVERAGE
       RANGE OF         SHARES              REMAINING           WEIGHTED-AVERAGE       SHARES             WEIGHTED-AVERAGE
   EXERCISE PRICES    AT 12/28/02    CONTRACTUAL LIFE (YRS)      EXERCISE PRICE      AT 12/28/02           EXERCISE PRICE
-------------------  -------------- ----------------------------------------------- --------------  -----------------------------
         $ 0-5           645,275              7.80                   $ 4.46              264,250                $ 4.97
           5-10        1,680,075              4.80                     7.41            1,402,494                  7.18
          10-15           23,500              5.85                    10.65               20,833                 10.57
          15-20           10,000              7.58                    17.94                6,667                 17.94

The Company has deferred compensation plans that provide both certain executive officers and directors of the Company with the opportunity to defer receipt of bonus compensation and director fees, respectively. The Company funds these deferred compensation liabilities by making contributions to the Rabbi Trusts which invest exclusively in the Company's common shares. In accordance with Emerging Issues Task Force (EITF) 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," both the trust assets and the related obligation are recorded in equity at cost and offset each other.

NOTE K--EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                     FISCAL YEARS
                                                                -----------------------------------------------------
(Dollars and shares in thousands, except per share data)            2002                 2001                 2000
                                                                -----------------------------------------------------

BASIC EARNINGS PER SHARE COMPUTATION
-------------------------------------
  Net (Loss) Income                                              $ (41,224)             $ (3,843)             $21,448
                                                                 =========              ========              =======

  Average Common Shares Outstanding                                 13,778                13,757               13,570
                                                                 =========              ========              =======

  Basic (Loss) Earnings Per Share                                $   (2.99)             $  (0.28)             $  1.58
                                                                 =========              ========              =======

DILUTED EARNINGS PER SHARE COMPUTATION
--------------------------------------
  Net (Loss) Income                                              $ (41,224)             $ (3,843)             $21,448
                                                                 =========              ========              =======

  Basic Shares Outstanding                                          13,778                13,757               13,570
  Stock Options Calculated Under
      the Treasury Stock Method                                         --                    --                  419
                                                                 ---------              --------              -------

  Total Shares                                                      13,778                13,757               13,989
                                                                 =========              ========              =======

  Diluted (Loss) Earnings Per Share                              $   (2.99)             $  (0.28)             $  1.53
                                                                 =========              ========              =======

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


NOTE L--INCOME TAXES

Components of income tax provision (benefit) reflected in the consolidated statements of income are as follows:


                                                      FISCAL YEARS
                                       -----------------------------------------
(Dollars in thousands)                   2002             2001             2000
                                       -------          -------          -------

Current:
   Federal                             $    70          $   (53)         $   983
   State and local                          34              164              614
                                       -------          -------          -------
                                           104              111            1,597
Deferred:
   Federal                               3,561           (1,379)           6,156
   State and local                         235             (332)             747
                                       -------          -------          -------
                                         3,796           (1,711)           6,903
                                       -------          -------          -------
Total                                  $ 3,900          $(1,600)         $ 8,500
                                       =======          =======          =======

The components of deferred taxes included in the balance sheets as of December 28, 2002 and December 29, 2001 are as follows:

                                                                        FISCAL YEARS
                                                                   ---------------------
(Dollars in thousands)                                               2002         2001
                                                                   --------     --------

Deferred tax assets:
         Net operating loss carryforwards (Federal & State)        $ 12,031     $ 10,094
         Goodwill                                                    12,164           --
         Other accruals, credits and reserves                         8,329        8,499
         General business and alternative minimum tax credits         2,163        3,078
         Post-retirement benefits other than pensions                 5,179        5,738
                                                                   --------     --------
Total deferred assets                                                39,866       27,409
Less valuation allowance                                               (370)          --
                                                                   --------     --------
Total deferred assets                                                39,496       27,409
Deferred tax liabilities:
         Tax in excess of book depreciation                           5,861        5,437
         Pensions                                                     6,777        6,649
                                                                   --------     --------
         Total deferred tax liabilities                              12,638       12,086
                                                                   --------     --------
Total net deferred tax assets                                      $ 26,858     $ 15,323
                                                                   ========     ========


                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE L--INCOME TAXES--CONTINUED

During 2002 the Company established a valuation allowance of $370,000 against available general business credits based upon projected earnings and the availability to use these credits. The Company has available federal net operating loss carryforwards totaling approximately $32.6 million, which expire in the years 2008 to 2022. The Company also has available general business tax credit carryforwards of $1.4 million, which expire through 2018 and alternative minimum tax credit carryforwards of approximately $0.9 million, which may be carried forward indefinitely.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:


                                                         FISCAL YEARS
                                                --------------------------------
(Dollars in thousands)                           2002        2001          2000
                                                ------      -------      -------

Tax expense at statutory rates                  $3,124      $(1,905)     $10,482
Adjustment due to:
          Change in valuation allowance            370           --       (2,600)
          State and local income taxes              22         (225)       1,146
          Non-deductible goodwill                   --          734          268
          Other                                    384         (204)        (796)
                                                ------      -------      -------
                                                $3,900      $(1,600)     $ 8,500
                                                ======      =======      =======


In 2002 the Company received an income tax refund of $1,385,000. Income taxes paid in 2001 and 2000 were $1,256,000 and $904,000, respectively.

NOTE M--BUSINESS SEGMENTS

The Company's reportable segments are as follows:

CARLON -- INDUSTRIAL, RESIDENTIAL, COMMERCIAL, TELECOMMUNICATIONS AND UTILITY
CONSTRUCTION: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of nonmetallic enclosures, electrical outlet boxes and fittings. Examples of the applications for the products included in this segment are multi-cell duct systems and HDPE conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

LAMSON HOME PRODUCTS -- CONSUMER: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home improvement market. The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, door chimes and lighting controls.

PVC PIPE: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer and power utility markets. The electrical and telecommunications conduit is made from PVC resin and is used to protect wire or fiber optic cables supporting the infrastructure of power or telecommunications systems.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

NOTE M--BUSINESS SEGMENTS--CONTINUED

(Dollars in thousands)                                            2002          2001          2000
                                                                --------      --------      --------

NET SALES
Carlon                                                          $149,037      $188,161      $142,979
Lamson Home Products                                              71,486        62,128        63,351
PVC Pipe                                                          93,952       102,383       142,403
                                                                --------      --------      --------
                                                                $314,475      $352,672      $348,733
                                                                ========      ========      ========

OPERATING INCOME (LOSS)
Carlon                                                          $ 14,395      $ 14,585      $ 21,687
Lamson Home Products                                              10,324         3,724         1,856
PVC Pipe                                                            (784)      (11,220)       20,224
Corporate Office                                                  (5,426)         (906)       (9,280)
                                                                --------      --------      --------
                                                                $ 18,509      $  6,183      $ 34,487
                                                                ========      ========      ========

DEPRECIATION AND AMORTIZATION
Carlon                                                          $  7,507      $ 12,080      $  5,187
Lamson Home Products                                               1,954         2,508         2,520
PVC Pipe                                                           2,212         3,431         3,522
                                                                --------      --------      --------
                                                                $ 11,673      $ 18,019      $ 11,229
                                                                ========      ========      ========

IDENTIFIABLE ASSETS
Carlon                                                          $ 83,750      $153,194      $184,527
Lamson Home Products                                              27,222        28,157        31,720
PVC Pipe                                                          35,862        45,684        61,449
Corporate Office (includes deferred tax and pension assets)       66,871        46,786        42,597
                                                                --------      --------      --------
                                                                $213,705      $273,821      $320,293
                                                                ========      ========      ========

Operating income in 2002 in the Carlon and Lamson Home Products business segments exclude the amortization of goodwill whereas 2001 and 2000 operating income includes the amortization of goodwill (see Note B).

The reduction in Carlon identifiable assets includes the write-off of $60.0 million in goodwill (see Note B) while the Corporate Office assets increased by the related $13.7 million of deferred tax assets.

Substantially all sales are made within North America. Net sales to a single customer within the Carlon and PVC Pipe segments totaled approximately 15.0% in 2002, 14.0% in 2001 and 17.0% in 2000 of consolidated net sales. Net sales to a single customer within the Lamson Home Products segment totaled approximately 10.0% of consolidated net sales in 2002.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE M--BUSINESS SEGMENTS--CONTINUED

(Dollars in thousands)                                         2001 OPERATING
                                        2001           NET     INCOME (LOSS)
                                      OPERATING      CHARGE    EXCLUDING NET
                                    INCOME (LOSS)    (GAIN)    CHARGE (GAINS)
                                    ------------    -------    --------------

Carlon                               $ 14,585       $ 3,762      $ 18,347
Lamson Home Products                    3,724         1,149         4,873
PVC Pipe                              (11,220)          661       (10,559)
Corporate Office                         (906)       (2,400)       (3,306)
                                     --------       -------      --------
                                     $  6,183       $ 3,172      $  9,355
                                     ========       =======      ========

The above schedule shows the operating results by segment excluding the restructuring and impairment charge of $7.7 million and net gains of $4.6 million recorded in 2001.

NOTE N--RESTRUCTURING, IMPAIRMENT CHARGE AND NET GAINS

Due to the dramatic downturn in the economy in 2001, especially in the telecommunications infrastructure market, the Company evaluated all of the Company's facilities and equipment to reduce excess capacity by eliminating or consolidating assets to more efficiently service its markets and lower its fixed cost base. As a result of this evaluation the Company recognized a $7.7 million restructuring and impairment charge in the fourth quarter of 2001. Included in this charge is approximately $3.5 million related to the elimination of approximately 15.0% of the Company's HDPE capacity through disposal of several excess extrusion lines. The Company had also approved the shutdown and sale of one of its facilities. The facility (asset held for sale at December 29, 2001) written down by $1.7 million (included in the $3.5 million charge) to its estimated fair value. In addition, several underperforming product lines in the Carlon and PVC Pipe segments were eliminated during the fourth quarter of 2001 resulting in a $2.9 million charge. Approximately $0.9 million of this charge is for obsolete inventory which is included in cost of products sold while the remainder is primarily the write-off and disposal of related manufacturing assets. Also included in the charge is $0.9 million for the write-off of corporate fixed assets that are obsolete. Finally, the Company reduced its salary workforce by approximately 17.0% in 2001 of which approximately 10.0% occurred in the fourth quarter resulting in a $0.4 million charge, representing severance payments which were paid in the first half of 2002.

The Company recognized net gains of $4.6 million in 2001 relating to the resolution of litigation ($1.6 million), changes in accounting estimates for legal and environmental liabilities ($2.3 million) and the sale of a non-strategic business ($0.7 million).

Due to deteriorating real estate market conditions, as of December 28, 2002, the Company continues to carry one of its facilities as an asset held for disposal. Management believes this property will be sold within the next year. The asset had been written down in 2001 to its estimated fair value with no adjustment deemed necessary in 2002.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE O--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

                                                                   BASIC EARNINGS (LOSS)     DILUTED EARNINGS (LOSS)
                                                                     PER COMMON SHARE           PER COMMON SHARE         CLOSING
                                                                 -------------------------  -------------------------   MARKET PRICE
                                       INCOME (LOSS)       NET     INCOME (LOSS)     NET      INCOME (LOSS)     NET      PER SHARE
                     NET     GROSS    BEFORE EFFECT OF   INCOME  BEFORE EFFECT OF   INCOME  BEFORE EFFECT OF   INCOME   ------------
                    SALES   PROFIT   ACCOUNTING CHANGE   (LOSS)  ACCOUNTING CHANGE  (LOSS)  ACCOUNTING CHANGE  (LOSS)   HIGH     LOW
                  --------  -------  -----------------   ------  -----------------  ------  -----------------  ------   ----     ---

Fiscal 2002:
  First quarter   $ 68,083  $11,479       $  (756)     $(47,006)      $(0.05)      $(3.41)       $(0.05)      $(3.41)  $ 6.00  $4.00
  Second quarter    89,198   19,499         2,408         2,408         0.17         0.17          0.17         0.17     6.00   3.85
  Third quarter     82,381   18,226         2,594         2,594         0.19         0.19          0.19         0.19     4.05   2.75
  Fourth quarter    74,813   12,772           780           780         0.06         0.06          0.06         0.06     3.70   2.50
                  --------  -------       -------      --------       ------       ------        ------       ------
TOTAL             $314,475  $61,976       $ 5,026      $(41,224)      $ 0.36*      $(2.99)       $ 0.36*      $(2.99)

FISCAL 2001:
  First quarter   $ 88,641  $16,336       $   696         $ 696       $ 0.05       $ 0.05          0.05         0.05   $12.13  $7.32
  Second quarter    96,751   17,679           701           701         0.05         0.05          0.05         0.05    12.10   6.64
  Third quarter     90,554   13,602        (1,921)       (1,921)       (0.14)       (0.14)        (0.14)       (0.14)    8.45   4.00
  Fourth quarter    76,726   13,783        (3,319)       (3,319)       (0.24)       (0.24)        (0.24)       (0.24)    5.24   3.31
                  -------- --------       -------      --------       ------       ------        ------       ------
TOTAL             $352,672  $61,400       $(3,843)     $ (3,843)      $(0.28)      $(0.28)       $(0.28)      $(0.28)

Fiscal 2002 first quarter net income (loss) and basic and diluted earnings
(loss) per common share were adjusted from previously reported results to reflect the cumulative effect of the change in accounting for goodwill effective the first day of fiscal 2002 (see Note B).

Included in the results of each quarter in 2001 is approximately $900 in goodwill amortization net of tax ($0.07 per share), which was discontinued in 2002 with the adoption of SFAS No. 142.

* Earnings per share were computed on a stand-alone quarterly basis for each respective quarter. Therefore, the sum of the Basic and Diluted Earnings Per Common Share Before Effect of Accounting Change in 2002 do not equal the year's total due to rounding.

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------
                                                   BALANCE AT        CHARGED TO                         BALANCE AT
                                                  BEGINNING OF        COSTS AND       DEDUCTIONS          END OF
DESCRIPTION                                          PERIOD           EXPENSES        AND OTHER           PERIOD
------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 28, 2002
Allowances deducted from assets:
            Trade receivable allowances              $ 2,122            $ 676         $  874 (A)         $ 1,924
            Inventory obsolescence reserve             1,754              782          1,789 (B)             747
            Other current and long-term assets           989               --            523 (D)             466
Accounts and loss reserves included in
 current and long-term liabilities                     5,374               --            412 (C)           4,962

------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 29, 2001
Allowances deducted from assets:
            Trade receivable allowances              $ 2,394            $ 422         $  694 (A)         $ 2,122
            Inventory obsolescence reserve             1,039            2,043          1,328 (B)           1,754
            Other current and long-term assets           800              492            303                 989
Accounts and loss reserves included in
 current and long-term liabilities                     3,968            1,750            344 (C)           5,374

------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 30, 2000
Allowances deducted from assets:
            Trade receivable allowances              $ 2,078            $ 817         $  501 (A)         $ 2,394
            Inventory obsolescence reserve             1,030            1,396          1,387 (B)           1,039
            Other current and long-term assets           450                            (350)                800
Accounts and loss reserves included in
 current and long-term liabilities                     3,680              500            212 (C)           3,968

------------------------------------------------------------------------------------------------------------------

Note A -- Principally write-off of uncollectible accounts and disputed items, net of recoveries.

Note B -- Principally the disposal of obsolete inventory.

Note C -- Principally payments on contractual obligations for previously-owned businesses.

Note D -- Principally the disposal of fixed assets.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Directors

          The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2003 is hereby incorporated by reference.

     (b)  Executive Officers -- See Part I.

     (c)  Compliance with Section 16(a) of the Exchange Act.

          The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2003 is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2003 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Ownership of the Company's Common Shares," "Election of Directors" and "Security Ownership of Management" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2003 is hereby incorporated by reference.

The table below sets forth certain information regarding the following equity compensation plans of the Company as of December 28, 2002: 1988 Incentive Equity Performance Plan (As Amended as of October 19, 2000) (the "1988 Plan"), 1998 Incentive Equity Plan (As Amended and Restated as of April 27, 2001) (the "1998 Plan"), Nonemployee Directors Stock Option Plan (As Amended and Restated as of July 19, 2001) (the "Directors Option Plan"), Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated as of October 18, 2001) (the "Directors Deferred Plan") and Deferred Compensation Plan for Executive Officers (As Amended and Restated as of October 18, 2001) (the "Executive Officers Deferred Plan"). All of those plans have been approved by shareholders, except the Directors Deferred Plan and the Executive Officers Deferred Plan.

                                                                                            NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                      NUMBER OF SECURITIES                                 FUTURE ISSUANCE UNDER
                                        TO BE ISSUED UPON         WEIGHTED-AVERAGE          EQUITY COMPENSATION
                                           EXERCISE OF            EXERCISE PRICE OF           PLANS (EXCLUDING
                                      OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      SECURITIES REFLECTED IN
       PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS             COLUMN (a))
       -------------                  --------------------      --------------------      -----------------------
                                               (a)                       (b)                         (c)
Equity compensation plans
approved by security holders                2,358,850                   $6.68                    623,105(1)

Equity compensation plans not
approved by security holders                        0                     N/A                           (2)

Total                                       2,358,850                   $6.68                    623,105


     (1) Includes 570,105 Common Shares remaining available under the 1998 Plan, which authorizes the Governance, Nominating and Compensation Committee to make awards of Option Rights, Appreciation Rights, Restricted Shares, Deferred Shares, Performance Shares and Performance Units; and 53,000 Common Shares remaining available under the Directors Option Plan, which provides for annual awards of stock options.

     (2) The Directors Deferred Plan and the Executive Officers Deferred Plan provide for the issuance of Common Shares, but do not provide for a specific amount available under the plans. Descriptions of those plans are set forth below.

DIRECTORS DEFERRED PLAN

The Directors Deferred Plan provides Directors the opportunity to defer their annual retainers and meeting fees. Such deferred fees may be invested, at each Director's election, in either a money market fund or in Common Shares of the Company. If a Director elects to have this deferred compensation invested in Common Shares, the director will receive an additional sum, also invested in Common Shares, equal to 25.0% of the deferred amount.

EXECUTIVE OFFICERS DEFERRED PLAN

The Executive Officers Deferred Plan provides designated executive officers and other key employees of the Company the opportunity to defer bonus compensation payable to them under the Company's annual incentive compensation program. Such deferred compensation is invested in deferred Common Shares of the Company. If a participant elects to have his or her bonus deferred, the Company will issue Restricted Shares under the 1998 Plan to such participant in the amount of 20.0% of the deferred annual incentive compensation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past fiscal year, the Company, in the normal course of business, utilized the services of the law firm of Jones Day, in which Mr. Coquillette, a director of the Company, is a partner. The Company plans to continue using the services of the firm in 2003.

ITEM 14. CONTROLS AND PROCEDURES

As of December 28, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

          1.   Financial Statements

               Consolidated Statements of Operations for Fiscal Years Ended 2002, 2001 and 2000.

               Consolidated Statements of Cash Flows for Fiscal Years Ended 2002, 2001 and 2000.

               Consolidated Balance Sheets at December 28, 2002 and December 29, 2001.

               Consolidated Statements of Shareholders' Equity for Fiscal Years Ended 2002, 2001 and 2000.

               Notes to Consolidated Financial Statements.

          2.   Financial Statement Schedule

               Schedule II -- Valuation and Qualifying Accounts and Reserves.

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

     (b)  Reports on Form 8-K

          1. The Company's Current Report on Form 8-K, dated October 31, 2002, relating to the certifications made by the Company's Chief Executive Officer and Chief Financial Officer with respect to the Company's Quarterly Report on Form 10-Q or the period ended September 28, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act.

          2. The Company's Current Report on Form 8-K, dated October 31, 2002, relating to the Company's earnings for the third quarter of 2002.

     (c)  Exhibits -- See 15(a)3.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this February 27, 2003.


                                        THE LAMSON & SESSIONS CO.


                                        By /s/ James J. Abel
                                           -------------------------------------
                                           James J. Abel
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 18, 2003.


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



/s/ Lori L. Spencer                        Vice President and Controller
----------------------------               (Principal Accounting Officer)
Lori L. Spencer


/s/ James T. Bartlett*                     Director
----------------------------
James T. Bartlett



/s/ Francis H. Beam, Jr.*                  Director
----------------------------
Francis H. Beam, Jr.



/s/ Martin J. Cleary*                      Director
----------------------------
Martin J. Cleary

SIGNATURE                                  TITLE
---------                                  -----


/s/ William H. Coquillette*                Director
----------------------------
William H. Coquillette


/s/ John C. Dannemiller*                   Director
----------------------------
John C. Dannemiller


/s/ George R. Hill*                        Director
----------------------------
George R. Hill


/s/ A. Malachi Mixon, III*                 Director
----------------------------
A. Malachi Mixon, III


/s/ D. Van Skilling*                       Director
----------------------------
D. Van Skilling


* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.



February 27, 2003                            By /s/ James J. Abel
                                                --------------------------------
                                                James J. Abel, Attorney-in-fact



                                 CERTIFICATIONS


I, John B. Schulze, President and Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of The Lamson & Sessions Co.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



February 27, 2003                             /s/ John B. Schulze
                                              ----------------------------------
                                              John B. Schulze
                                              Chairman of the Board, President
                                              and Chief Executive Officer



                                 CERTIFICATIONS


I, James J. Abel, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of The Lamson & Sessions Co.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



February 27, 2003                          /s/ James J. Abel
                                           -------------------------------------
                                           James J. Abel
                                           Executive Vice President, Secretary
                                           Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

Management Contracts and Compensatory Plans required to be filed pursuant to
Item 14 of Form 10-K are identified with an asterisk (*).

EXHIBIT NO.                  DESCRIPTION OF DOCUMENT
-----------                  -----------------------

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

4(a) Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

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

EXHIBIT NO.                  DESCRIPTION OF DOCUMENT
-----------                  -----------------------

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

10(j) Third Amendment to the Amended and Restated Credit Agreement, entered into as of March 27, 2002, among The Lamson & Sessions Co., the Guarantors party thereto, the Lenders party thereto, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended March 30, 2002).

10(k) Fourth Amendment to the Amended and Restated Credit Agreement, entered into as of September 30, 2002, among The Lamson & Sessions Co., the Guarantors party thereto, the Lenders party thereto, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended September 28,
          2002).

10(l) Mortgage and Security Agreement, dated October 29, 1993, between The Lamson & Sessions Co. and PFL Life Insurance Company (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended January 1, 1994).

*10(m) Form of Amended and Restated Supplemental Executive Retirement Agreement dated as of March 20, 1990 between the Company and certain of its executive officers (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

*10(n) First Amendment to The Lamson & Sessions Co. Amended and Restated Supplemental Retirement Agreement, effective January 1, 2000 (incorporated by reference to Exhibit 10(ak) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

*10(o) 1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998) (incorporated by reference to Exhibit 4(c) of the Company's Registration Statement on Form S-3 (Registration No. 333-65795) filed with the Securities and Exchange Commission on October 16, 1998).

*10(p) Amendment No. 3 to The Lamson & Sessions Co. 1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998) (incorporated by reference to Exhibit 10(am) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

EXHIBIT NO.                  DESCRIPTION OF DOCUMENT
-----------                  -----------------------

*10(q) Amendment No. 4 to The Lamson & Sessions Co. 1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998), dated as of October 19, 2000 (incorporated by reference to Exhibit 10(d) to the first quarter 2001 Form 10-Q).

*10(r) Form of two-year non-qualified stock option agreement under the Company's 1988 Incentive Equity Performance Plan (incorporated by reference to Exhibit 10(e) to the third quarter 2001 Form 10-Q).

*10(s) Form of three-year non-qualified stock option agreement under the Company's 1988 Incentive Equity Performance Plan (incorporated by reference to Exhibit 10(f) to the third quarter 2001 Form 10-Q).

*10(t)    1998 Incentive Equity Plan (as amended and restated as of April 27,
          2001) (incorporated by reference to Appendix A of the Company's Proxy Statement dated March 23, 2001).

*10(u) Form of two-year non-qualified stock option agreement under the Company's 1998 Incentive Equity Plan (incorporated by reference to
          Exhibit 10(c) to the third quarter 2001 Form 10-Q).

*10(v) Form of three-year non-qualified stock option agreement under the Company's 1998 Incentive Equity Plan (incorporated by reference to
          Exhibit 10(d) to the third quarter 2001 Form 10-Q).

*10(w)    The Company's Long-Term Incentive Plan (incorporated by reference to
          Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

*10(x) Amendment No. 1 to The Lamson & Sessions Co. Long-Term Incentive Plan, effective January 1, 2000 (incorporated by reference to Exhibit 10(an) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

*10(y) The Lamson & Sessions Co. Deferred Savings Plan (as amended and restated as of February 17, 1998 by Amendments 1-6) (incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998 (Registration No. 333-46953).

*10(z) Amendment No. 7 to The Lamson & Sessions Co. Deferred Savings Plan (incorporated by reference to Exhibit 10(a) to the first quarter 2001 Form 10-Q).

*10(aa) Amendment No. 8 to The Lamson & Sessions Co. Deferred Savings Plan (incorporated by reference to Exhibit 10(b) to the first quarter 2001 Form 10-Q).

*10(bb) Amendment No. 9 to The Lamson & Sessions Co. Deferred Savings Plan (incorporated by reference to Exhibit 10(c) to the first quarter 2001 Form 10-Q).

*10(cc) The Lamson & Sessions Co. Nonemployee Directors Stock Option Plan, as amended and restated as of July 19, 2001 (incorporated by reference to Exhibit 10(g) to the third quarter 2001 Form 10-Q).

*10(dd) Form of non-qualified stock option agreement under the Company's Nonemployee Directors Stock Option Plan (incorporated by reference to
          Exhibit 10(h) to the third quarter 2001 Form 10-Q).

EXHIBIT NO.                  DESCRIPTION OF DOCUMENT
-----------                  -----------------------

*10(ee) The Lamson & Sessions Co. Deferred Compensation Plan for Nonemployee Directors, as amended and restated as of October 18, 2001 (incorporated by reference to Exhibit 10(i) to the third quarter 2001 Form 10-Q).

*10(ff) The Lamson & Sessions Co. Deferred Compensation Plan for Executive Officers, as amended and restated as of October 18, 2001 (incorporated by reference to Exhibit 10(j) to the third quarter 2001 Form 10-Q).

21        Subsidiaries of the Registrant, filed herewith.

23        Consent of Independent Auditors, filed herewith.

24        Powers of Attorney, filed herewith.