Form 10-Q
period 2003-04-05
LAMSON & SESSIONS CO
filed 2003-04-30
CIK 57497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  F O R M 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 5, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes          No    X
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
Yes          No
    -------     -------



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 5, 2003 the Registrant had outstanding 13,785,520 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES


(Dollars in thousands, except per share data)
                                                                                       FIRST QUARTER ENDED
                                                                   -------------------------------------------------------------
                                                                                  2003                            2002
                                                                   -----------------------------   -----------------------------

NET SALES                                                                $ 79,445        100.0%          $ 68,083        100.0%

Cost of products sold                                                      66,174         83.3%            56,604         83.1%
                                                                      ------------                    ------------

GROSS PROFIT                                                               13,271         16.7%            11,479         16.9%

Operating expenses                                                         10,677         13.4%            10,424         15.4%
                                                                      ------------                    ------------

OPERATING INCOME                                                            2,594          3.3%             1,055          1.5%

Interest expense, net                                                       2,213          2.8%             2,411          3.5%
                                                                      ------------                    ------------
INCOME (LOSS) BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                                     381          0.5%            (1,356)        -2.0%

Income tax provision (benefit)                                                155          0.2%              (600)        -0.9%
                                                                      ------------                    ------------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                    226          0.3%              (756)        -1.1%

Cumulative effect of change in accounting principle,
  net of income tax of $13,750                                                  -                         (46,250)       -67.9%
                                                                      ------------                    ------------

NET INCOME (LOSS)                                                        $    226          0.3%          $(47,006)       -69.0%
                                                                      ============                    =============

BASIC EARNINGS (LOSS) PER COMMON SHARE:


Earnings (loss) before cumulative effect of change in
  accounting principle                                                   $   0.02                         $ (0.05)

Cumulative effect of change in accounting principle,
  net of tax                                                                    -                         $ (3.36)
                                                                      ------------                    ------------

NET EARNINGS (LOSS)                                                        $ 0.02                         $ (3.41)
                                                                      ============                    =============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:


Earnings (loss) before cumulative effect of change in
  accounting principle                                                   $   0.02                         $ (0.05)

Cumulative effect of change in accounting principle,
  net of tax                                                                    -                         $ (3.36)
                                                                      ------------                    ------------

NET EARNINGS (LOSS)                                                      $   0.02                         $ (3.41)
                                                                      ============                    =============


See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES




(Dollars in thousands)                                                             FIRST QUARTER              FIRST QUARTER
                                                                                       ENDED      YEAR ENDED     ENDED
                                                                                  -----------------------------------------
                                                                                        2003         2002         2002
                                                                                  -----------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                           $     598    $   1,496    $     726
  Accounts receivable, net of allowances of
  $2,061, $1,924 and $2,559, respectively                                                42,458       36,686       37,071
  Inventories, net
    Finished goods and work-in-process                                                   33,686       28,881       35,620
    Raw materials                                                                         3,541        3,349        4,430
                                                                                      ---------    ---------    ---------

                                                                                         37,227       32,230       40,050

  Deferred tax assets                                                                     9,979        9,979        6,500
  Prepaid expenses and other                                                              4,123        4,373        4,709
                                                                                      ---------    ---------    ---------

                                                             TOTAL CURRENT ASSETS        94,385       84,764       89,056

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                    3,537        3,537        3,537
  Buildings                                                                              25,119       24,910       25,108
  Machinery and equipment                                                               116,469      116,595      115,581
                                                                                      ---------    ---------    ---------
                                                                                        145,125      145,042      144,226
  Less allowances for depreciation and amortization                                      94,717       93,293       88,443
                                                                                      ---------    ---------    ---------

TOTAL NET PROPERTY, PLANT AND EQUIPMENT                                                  50,408       51,749       55,783

GOODWILL                                                                                 21,558       21,558       21,666

PENSION ASSETS                                                                           30,665       30,882       24,026

DEFERRED TAX ASSETS                                                                      16,695       16,879       22,965

OTHER ASSETS                                                                              7,251        7,873        8,913
                                                                                      ---------    ---------    ---------

                                                                     TOTAL ASSETS     $ 220,962    $ 213,705    $ 222,409
                                                                                      =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                    $  28,142    $  21,209    $  19,110
  Accrued compensation and benefits                                                       8,673       11,660        7,439
  Other accrued expenses                                                                 11,865       15,617       13,900
  Taxes                                                                                   3,274        3,854        4,127
  Current maturities of long-term debt                                                   11,758       11,772       12,098
                                                                                      ---------    ---------    ---------

                                                        TOTAL CURRENT LIABILITIES        63,712       64,112       56,674

LONG-TERM DEBT                                                                           91,766       84,350      106,100

POST RETIREMENT BENEFITS AND OTHER
  LONG-TERM LIABILITIES                                                                  28,927       29,067       25,116

SHAREHOLDERS' EQUITY
  Common shares                                                                           1,379        1,378        1,378
  Other capital                                                                          75,525       75,499       75,499
  Retained earnings (deficit)                                                           (34,605)     (34,831)     (40,613)
  Accumulated other comprehensive income (loss)                                          (5,742)      (5,870)      (1,745)
                                                                                      ---------    ---------    ---------

Total Shareholders' Equity                                                               36,557       36,176       34,519
                                                                                      ---------    ---------    ---------

                                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 220,962    $ 213,705    $ 222,409
                                                                                      =========    =========    =========


See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES



(Dollars in thousands)
                                                                         FIRST QUARTER ENDED
                                                                 --------------------------------
                                                                       2003             2002
                                                                 ---------------  ---------------

OPERATING ACTIVITIES
   Net income (loss)                                                $    226           $(47,006)
   Adjustments to reconcile net income (loss) to cash used
   in operating activities:
     Cumulative effect of change in accounting principle                  --             46,250
      Depreciation                                                     2,289              2,640
      Amortization                                                       400                400
      Deferred income taxes                                              109               (600)
      Net change in working capital accounts:
        Accounts receivable                                           (5,772)             2,133
        Inventories                                                   (4,997)             2,033
        Prepaid expenses and other                                       250                274
        Accounts payable                                               6,933             (2,865)
        Accrued expenses and other current liabilities                (7,050)            (2,981)
      Other long-term items                                              510               (754)
                                                                    --------           --------
CASH USED IN OPERATING ACTIVITIES                                     (7,102)              (476)

INVESTING ACTIVITIES
   Net additions to property, plant and equipment                       (948)              (552)
   Acquisitions and related items                                       (250)              (250)
                                                                    --------           --------
CASH USED IN INVESTING ACTIVITIES                                     (1,198)              (802)

FINANCING ACTIVITIES
   Net borrowings under secured credit agreement                       7,600              2,000
   Payment on other long-term borrowings                                (198)              (161)
                                                                    --------           --------
CASH PROVIDED BY FINANCING ACTIVITIES                                  7,402              1,839
                                                                    --------           --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (898)               561
Cash and cash equivalents at beginning of year                         1,496                165
                                                                    --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    598           $    726
                                                                    ========           ========


See notes to Consolidated Financial Statements (Unaudited).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and changes in accounting estimates) considered necessary for a fair presentation have been included. Certain 2002 amounts have been reclassified to conform with 2003 classifications.

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

Pursuant to the adoption of this Standard, Lamson completed a transitional impairment review for goodwill during the second quarter of 2002 for each of its reporting units. It was determined that the carrying value of the telecom reporting unit (component of the Carlon business segment) exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows. Given the indication of a potential impairment, the Company completed the assessment of the implied fair value of the goodwill for the telecom reporting unit, which resulted in an impairment loss of $60 million ($46.3 million after tax). This transitional impairment loss was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. The transitional impairment loss is a one-time, non-cash charge. No reclasses were required between intangible assets and goodwill pursuant to the adoption of this Standard. Of the $21.6 million of goodwill remaining on the balance sheet approximately $20.1 million relates to the telecom reporting unit in the Carlon business segment and the remainder is included in the Lamson Home Product business segment.

NOTE C - INCOME TAXES

The first quarter 2003 income tax provision was calculated based on management's estimate of the annual effective tax rate of 41% for the year. The majority of the provisions for 2003 and 2002 are non-cash charges.

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

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


(Dollars in thousands)
                                                        FIRST QUARTER ENDED
                                               ----------------------------------------
                                                    2003                        2002
                                               ------------                 -----------

NET SALES
Carlon                                           $ 33,979                     $ 34,991
Lamson Home Products                               18,564                       16,292
PVC Pipe                                           26,902                       16,800
                                                 --------                     --------

                                                 $ 79,445                     $ 68,083
                                                 ========                     ========

OPERATING INCOME (LOSS)
Carlon                                           $  2,006                     $  3,157
Lamson Home Products                                2,623                        1,993
PVC Pipe                                             (701)                      (2,764)
Corporate Office                                   (1,334)                      (1,331)
                                                 --------                     --------

                                                 $  2,594                     $  1,055
                                                 ========                     ========

DEPRECIATION AND AMORTIZATION
Carlon                                           $  1,727                     $  1,946
Lamson Home Products                                  433                          524
PVC Pipe                                              529                          570
                                                 --------                     --------

                                                 $  2,689                     $  3,040
                                                 ========                     ========


Total assets by business segment at April 5, 2003 and December 28, 2002.



(Dollars in thousands)
                                                 APRIL 5,                   DECEMBER 28,
                                                   2003                        2002
                                               -----------                  ------------

IDENTIFIABLE ASSETS
Carlon                                           $ 84,803                     $ 83,750
Lamson Home Products                               29,322                       27,222
PVC Pipe                                           41,738                       35,862
Corporate Office (includes deferred taxes and
  pension assets)                                  65,099                       66,871
                                                 --------                     --------

                                                 $220,962                     $213,705
                                                 ========                     ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - COMPREHENSIVE INCOME

The components of comprehensive income (loss) for the first quarters of 2003 and 2002 are as follows:


(Dollars in thousands)
                                                                                           FIRST QUARTER ENDED
                                                                                        ---------------------------
                                                                                        APRIL 5,          MARCH 30,
                                                                                          2003              2002
                                                                                        --------          ---------

Net income (loss)                                                                       $    226          $(47,006)
Foreign currency translation adjustments                                                      10               (25)
Interest rate swaps, net of tax                                                              118               326
                                                                                        --------          --------

Comprehensive income (loss)                                                             $    354          $(46,705)
                                                                                        ========          ========


The components of accumulated other comprehensive loss, at April 5, 2003, December 28, 2002 and March 30, 2002 are as follows:


(Dollars in thousands)
                                                                     APRIL 5,        DECEMBER 28,       MARCH 30,
                                                                       2003              2002             2002
                                                                     -------         ------------       ---------

Foreign currency translation
  adjustments                                                        $  (604)          $  (614)          $  (616)
Minimum pension liability adjustments,
  net of tax                                                          (3,706)           (3,706)             (421)
Interest rate swaps, net of tax                                       (1,432)           (1,550)             (708)
                                                                     -------           -------           -------

Accumulated other comprehensive loss                                 $(5,742)          $(5,870)          $(1,745)
                                                                     =======           =======           =======


THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:



(In thousands, except per share amounts)
                                                                                    FIRST QUARTER ENDED
                                                                          ----------------------------------------
                                                                              2003                       2002
                                                                          -----------                -------------

Basic Earnings-Per-Share Computation
Net Income (Loss)                                                           $    226                    $(47,006)
                                                                            ========                    ========

Average Common Shares Outstanding                                             13,783                      13,778
                                                                            ========                    ========

Basic Earnings (Loss) Per Share                                             $   0.02                    $  (3.41)
                                                                            ========                    ========

DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income (Loss)                                                           $    226                    $(47,006)
                                                                            ========                    ========

Basic Shares Outstanding                                                      13,783                      13,778

Stock Options Calculated Under the Treasury Stock Method                           6                          34
                                                                            --------                    --------

Total Shares                                                                  13,789                      13,812
                                                                            ========                    ========

Diluted Earnings (Loss) Per Share                                           $   0.02                    $  (3.41)
                                                                            ========                    ========



In 2002, the weighted average shares issuable upon the exercise of stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

NOTE G - DERIVATIVES AND HEDGING

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges are adjusted to fair value through net income. Changes in the fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income.

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, of which $38.5 million was outstanding at April 5, 2003, which effectively fixes interest rates on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 4.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the first quarter 2003 of a $1,432,000 (net of $915,000 in tax) loss, has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $1,591,000 of the loss on the fair value of the hedges is classified in current accrued liabilities, with the remaining $756,000 loss classified as a long-term liability.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The Company has no derivative instruments that are classified as fair value hedges.

NOTE H - CONTINGENCY

The Company remains contingently liable for certain post-retirement benefits of a business previously sold. No liability has been accrued as the Company's liability is not probable or cannot be reasonably estimated. This contingency expires in 2008, twenty years after the sale of the related business.

NOTE I - STOCK COMPENSATION PLANS

The Company currently has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                                          FIRST QUARTER ENDED
                                                                                  ---------------------------------
(Dollars in thousands, except per share data)                                           2003                2002
                                                                                  ---------------------------------

Net income (loss)                                               As reported         $    226             $ (47,006)
Total stock-based employee compensation, net of tax                                      (23)                 (180)
                                                                                    --------             ---------
Net income (loss)                                               Pro forma           $    203             $ (47,186)
                                                                                    ========             =========

Basic earnings per share                                        As reported         $   0.02             $   (3.41)
                                                                Pro forma               0.01                 (3.42)

Diluted earnings per share                                      As reported         $   0.02             $   (3.41)
                                                                Pro forma               0.01                 (3.42)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales increased by 16.7%, or $11.4 million, during the first quarter of 2003 compared with the first quarter of 2002. About $5 million of this increase is a result of an extra week occurring in this fiscal quarter compared with the prior year. The Carlon business segment experienced a decline of $1 million in net sales, or 2.9%, compared with the prior year quarter. Although the decline in net sales trends has slowed, the segment recognized about $1 million in lower net sales from telecommunications-related product lines. Electrical product sales were also disappointing, showing no growth from the prior year first quarter. Much of this sales shortfall is attributable to very slow shipments in January and February as the weather in much of the country was not conducive to outdoor construction activity. Lamson Home Products' net sales increased by $2.3 million, or 13.9% during the first quarter of 2003 compared with the first quarter of 2002. Approximately half of this increase is a result of the extra week included in this year's first quarter and the remainder is from the realization of market share gains made during the second half of 2002 with several customers. The largest increase in net sales this quarter came in the PVC Pipe business segment where net sales grew by $10.1 million, or 60.1% over the $16.8 million reflected in the first quarter of 2002. Both volume of shipments and selling prices were up in the current quarter compared with the first quarter of 2002. The PVC Pipe business segment experienced an increase of 21% in pipe pounds sold and an increase in selling price per pound of approximately 25% compared with the prior year first quarter. The volume increases are primarily from market share gains from telecom and utility customers while the average selling price increases are a reflection of the cost increases on PVC resin which have been passed on to our customers.

Our gross margin percentage in the first quarter of 2003 was 16.7% ($13.3 million in gross profit), which is slightly less than the 16.9% gross margin ($11.5 million in gross profit) realized in the prior year first quarter. The Company experienced an unfavorable product mix in the current quarter as the PVC Pipe business segment was a higher percentage of total net sales, while Carlon sales were off from last year. In addition, higher benefit costs, especially pension expense related to qualified and non-qualified pension plans and other post-retirement benefit plans the Company sponsors for current and former employees, were partially offset by continued cost containment across the operating locations. Finally, due to the lower PVC resin inventories and higher PVC Pipe sales volume this quarter, the utilization of the extrusion plants rose to approximately 75% for the current quarter compared with slightly over 60% in the first quarter of 2002.

Operating income for the first quarter of 2003 totaled $2.6 million, or 3.3% of net sales, which is more than double the first quarter of 2002 operating income of $1.1 million, or 1.5% of net sales. Despite a net sales increase of 16.7%, operating expenses have only risen by about $250 thousand this quarter, or 2.4% over the prior year quarter. Higher variable selling, pension and retiree medical expenses were offset by lower legal, consulting and bad debt charges.

During the second quarter of 2002, the Company completed the transitional review for goodwill impairment required under SFAS No. 142, "Goodwill and Other Intangible Assets." The review indicated that goodwill recorded in the telecom reporting unit of the Carlon business segment was impaired as of the beginning of fiscal 2002. Accordingly, the Company measured and recognized a transitional goodwill impairment loss of $60 million ($46.3 million after tax). This has been recorded as a cumulative effect of a change in accounting principle in the statement of operations (see Note B) as of the beginning of fiscal 2002.

Net interest expense declined by approximately $0.2 million compared with the prior year, as debt has been paid down by approximately $15 million from the first quarter 2002, and average borrowing rates (inclusive of the interest rate swaps) declined to 6.46% in the first quarter 2003 compared with 6.64% in the first quarter of 2002.

The income tax provision was recorded using an annualized estimated effective rate of 41% for 2003 compared with a 44% estimated rate in the first quarter of 2002.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) were $5.3 million for the first quarter of 2003 compared with $4.1 million for the first quarter of 2002, a 29% improvement.

The components of this calculation are as follows:


(Dollars in thousands)
                                                      First Quarter
                                           -----------------------------------
                                              2003                     2002
                                           ---------                ----------

Operating income                            $ 2,594                   $ 1,055
Depreciation                                  2,289                     2,640
Amortization                                    400                       400
                                            -------                   -------

EBITDA                                      $ 5,283                   $ 4,095
                                            =======                   =======

EBITDA is a calculation used by management to measure operating performance. EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be an alternative to operating income or to cash flows from operating activities as a measure of liquidity.

FINANCIAL CONDITION

Working capital (current assets less current liabilities) was $30.7 million at the end of the first quarter of 2003, a reduction of $1.7 million from last year's first quarter, but $10 million higher than the 2002 year-end. Heading into the spring construction season, the Company usually builds inventory and incurs higher accounts receivable balances which utilize operating cash flow.

Accounts receivable were $42.5 million at the end of the first quarter of 2003. This represents an increase of 14.6%, or $5.4 million, from the prior year's first quarter. This increase is directly attributed to the improved sales level experienced in the current year compared with the prior year. Days sales outstanding, calculated using a 3-month rolling average, were approximately 46.6 days in the first quarter of 2003 compared with 49.7 days in the first quarter 2002. The quality of accounts receivable has improved as numerous telecommunications account collections were resolved throughout 2002.

At the end of the first quarter of 2003, the Company had approximately $37.2 million in inventory. The inventory level is up $5 million, or 15.5%, from year-end 2002, but down by $2.8 million, or 7%, from the first quarter of 2002. The cost per pound of the primary raw material, PVC resin, has gone up steadily during the first quarter of 2003 and is approximately 37.6% higher at the end of the first quarter 2003 compared with the same quarter of 2002, and 2.3% higher than the year-end 2002. In addition, pounds of PVC resin in inventory at April 5, 2003 were 16% more than year-end, but 31% less than March 30, 2002. On an overall basis, inventory turns, based on a 3-month rolling average, were 6.3 times at April 5, 2003 versus 4.6 times at March 30, 2002.

Accounts payable has increased from year-end 2002 by $6.9 million and is $10 million higher than the prior year first quarter which primarily reflects the higher inventory levels. The reduction in expense accruals from year-end 2002 during the first quarter of 2003 reflects the routine payments of annual incentive compensation and customer sales and marketing programs.

Capital expenditures totaled $0.9 million in the first quarter of 2003 primarily for production improvements and critical tooling. The Company plans to spend approximately $8-10 million on selective plant capacity increases, equipment upgrades, enhanced business system capabilities and tooling to support new product introductions during 2003.

The Company has credit availability of over $20 million which is adequate for its current operational expenses and the capital spending plans described above. Based on the Company's first quarter-end leverage ratio, the interest rates on the Company's secured credit agreement remains unchanged.

The Company continues to operate under a business plan accepted by the New York Stock Exchange (the "Exchange") in December 2002. The Company submitted its business plan to the Exchange in October 2002 in order to comply with the listing requirements of the Exchange. This effort follows a formal notice from the Exchange that the Company was, at the time of the notice, below the Exchange's continued listing criteria of a total market capitalization of not less than $50 million over a 30-day trading period and shareholders' equity of not less than $50 million. The Company's plan will be reviewed quarterly for ongoing compliance with its goals and objectives. The Company's total market capitalization, based on 13.786 million shares of common stock outstanding at a closing price of $4.51 on April 25, 2003 was $62.2 million. The market capitalization was above $50 million over a 30-day trading period, as required by the Exchange's listing criteria. The Company believes its business plan, when implemented, should continue to achieve the requirements of the Exchange for market capitalization and to achieve the requirements of the Exchange for shareholders' equity. At the end of the first quarter 2003, the Company's shareholder equity was $36.6 million.


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

A sudden or prolonged deterioration in the economy could adversely affect the Company's customers (especially related to the residential housing construction, telecom infrastructure or retail markets) requiring the Company to increase its allowances for doubtful accounts. A sudden or unexpected decline in PVC resin costs coupled with a slow-down in sales volume could result in write downs of inventory valuations. If such adverse conditions would occur, the Company cannot readily predict the effect on its financial condition or results of operations as any such effect depends on both future results of operations and the magnitude and timing of the adverse conditions.

The Company's policy of amortizing unrecognized gains or losses in accordance with SFAS No. 87, the significant deterioration in the stock market and resulting reduction in defined benefit pension plan assets has caused an increase of approximately $2.4 million in the reported pension expense to be included in the Company's results of operations in 2003. The Company made a voluntary contribution of $6 million to the Company's defined benefit plans in the fourth quarter of 2002. In addition, any further decline in defined benefit pension plan assets during the next year will increase the contribution levels required for the Company's defined benefit pension plans.

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

As of April 5, 2003, the Company had approximately $26.7 million of net deferred tax assets, of which approximately $12.0 million relate to loss carryforwards that expire through 2022. The realization of these net assets is based primarily upon estimates of future taxable income. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur.

OUTLOOK

Certain sections of this Quarterly Report on Form 10-Q, including this Outlook Section, contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

Despite severe weather conditions in most of the country during the first part of the quarter, housing starts and building permits both remained at very high levels. This activity has continued to support electrical related sales in all three business segments. It is anticipated that housing starts will slow down modestly in the second half of 2003. Conversely, the non-residential construction market has stabilized but remains very soft with no improvement in volume anticipated until late 2003 or into 2004 as both industrial and commercial property markets have excess capacity. The only current bright spot in these markets appears to be some potential growth in institutional and public construction projects.

The Company continues to believe the telecommunications infrastructure market has essentially bottomed out and overall demand will be flat through 2003 for these products. We have seen some increased project quoting activity as customers evaluate making investments on incremental capacity additions, especially related to the build-out of the metropolitan area fiber optic networks, the expansion of the corporate and institutional high-speed networks and the expansion of broadband services to the home. This is the area of the market that we believe still has long-term growth opportunities.

As expected, PVC resin costs are increasing in response to higher oil and natural gas prices and capacity restrictions on some feedstocks. We anticipate that these increases will continue throughout the remainder of the first half of 2003 before leveling off. As our results indicate, these cost increases have, for the most part, been passed on to customers resulting in improved margin spreads and lower losses in the PVC Pipe segment. Pipe inventory continues to be tightly monitored to limit our exposure to the possibility of a resin cost decline later this year. The lower inventory levels have also allowed our manufacturing plants to run at higher utilization rates than we experienced in 2002.

In summary, we reiterate our estimate that net sales for 2003 will increase by 8-10% over 2002. This comes primarily from higher price levels in the PVC Pipe segment and market-share improvement in Lamson Home Products. We continue to anticipate that net income will experience a 10-15% improvement over 2002, prior to the change in accounting for SFAS No. 142, "Goodwill and Other Intangible Assets," from a higher sales level, improved customer service and operational efficiencies.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing,
(ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends, (iv) the continued availability and reasonable terms of banking financing and (v) any adverse change in the recovery trend of the country's general economic condition affecting the markets for the Company's products. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 28, 2002. Also see Form 10-K disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days before the filing date of this Quarterly Report on Form 10-Q for the quarter ended April 5, 2003, an evaluation was performed under the supervision and within the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls of the Company subsequent to their evaluation.


PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic then filed a petition for certiorari with the United States Supreme Court. The United States Supreme Court has reversed the decision of the Court of Appeals and remanded the case back to it. In March 2003, the Court of Appeals remanded this litigation back to the United States District Court for reconsideration. The Company does not expect this matter to be finally determined in 2003.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

         None

(b)      Reports on Form 8-K

         1. The Company's Current Report on Form 8-K, dated February 27, 2003, relating to the certifications made by the Company's Chief Executive Officer and Chief Financial Officer with respect to the Company's Annual Report on Form 10-K for the period ended December 28, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act.

         2. The Company's Current Report on Form 8-K, dated February 20, 2003, relating to the Company's earnings for fourth quarter and full year 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 THE LAMSON & SESSIONS CO.
                                        (Registrant)




April 30, 2003                   By     /s/ James J. Abel
                                       ----------------------------------------
                                       James J. Abel
                                       Executive Vice President, Secretary,
                                       Treasurer and Chief Financial Officer


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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

          5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



April 30, 2003                             /s/ John B. Schulze
                                           -----------------------------------
                                           John B. Schulze
                                           Chairman of the Board, President
                                           and Chief Executive Officer


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

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

          4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

          5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



April 30, 2003                            /s/ James J. Abel
                                          -------------------------------------
                                          James J. Abel
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer