Form 10-Q
period 2003-07-05
LAMSON & SESSIONS CO
filed 2003-07-30
CIK 57497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 5, 2003
                                        ------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                         Commission File Number  1-313
                                                 -----

                  T H E  L A M S O N  &  S E S S I O N S  C O.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Ohio                                      34-0349210
----------------------------------------       ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

      25701 Science Park Drive
          Cleveland, Ohio                                 44122-7313
----------------------------------------       ---------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 5, 2003 the Registrant had outstanding 13,785,520 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES



(Dollars in thousands, except per share data)
                                                       SECOND QUARTER ENDED                          FIRST HALF ENDED
                                            -----------------------------------------   -----------------------------------------
                                                     2003                  2002                  2003                  2002
                                            --------------------  -------------------   --------------------  -------------------


NET SALES                                      $87,072   100.0%      $89,198  100.0%      $166,517   100.0%     $157,281    100.0%

Cost of products sold                           71,016    81.6%       69,699   78.1%       137,190    82.4%      126,303     80.3%
                                               -------               -------              --------              --------

GROSS PROFIT                                    16,056    18.4%       19,499   21.9%        29,327    17.6%       30,978     19.7%

Operating expenses                              11,043    12.7%       12,527   14.1%        21,720    13.0%       22,951     14.6%
                                               -------               -------              --------              --------

OPERATING INCOME                                 5,013     5.7%        6,972    7.8%         7,607     4.6%        8,027      5.1%

Interest expense, net                            2,125     2.4%        2,596    2.9%         4,338     2.6%        5,007      3.2%
                                               -------               -------              --------              --------

INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                        2,888     3.3%        4,376    4.9%         3,269     2.0%        3,020      1.9%

Income tax provision                             1,185     1.3%        1,968    2.2%         1,340     0.8%        1,368      0.9%
                                               -------               -------              --------              --------

INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                      1,703     2.0%        2,408    2.7%         1,929     1.2%        1,652      1.0%

Cumulative effect of change in accounting
  principle, net of income tax of $13,750            -     0.0%            -    0.0%             -     0.0%      (46,250)   -29.4%
                                               -------               -------              --------              --------

NET INCOME (LOSS)                              $ 1,703     2.0%      $ 2,408    2.7%      $  1,929     1.2%     $(44,598)   -28.4%
                                               =======               =======              ========              ========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE:
Earnings before cumulative effect of
  change in accounting principle                $ 0.12               $  0.17              $   0.14              $   0.12

Cumulative effect of change in accounting
  principle, net of tax                              -                     -                     -                 (3.36)
                                               -------               -------              --------              --------

NET EARNINGS (LOSS)                            $  0.12               $  0.17              $   0.14              $  (3.24)
                                               =======               =======              ========              ========

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE:
Earnings before cumulative effect of
  change in accounting principle               $  0.12               $  0.17                $ 0.14                $ 0.12

Cumulative effect of change in accounting
  principle, net of tax                              -                     -                     -                 (3.36)
                                               -------               -------              --------              --------

NET EARNINGS (LOSS)                            $  0.12               $  0.17              $   0.14              $  (3.24)
                                               =======               =======              ========              ========



See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)                                        SECOND QUARTER              SECOND QUARTER
                                                                  ENDED      YEAR ENDED       ENDED
                                                              -------------- ----------   --------------
                                                                   2003          2002          2002
                                                              -------------- ----------   --------------

ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                     $   1,318     $   1,496     $   3,733
  Accounts receivable, net of allowances of
  $1,946, $1,924 and $2,701, respectively                          48,240        36,686        46,585
  Inventories, net
    Finished goods and work-in-process                             39,247        28,881        30,630
    Raw materials                                                   3,480         3,349         3,634
                                                                ---------     ---------     ---------

                                                                   42,727        32,230        34,264

  Deferred tax assets                                               9,979         9,979         6,500
  Prepaid expenses and other                                        4,323         4,373         4,202
                                                                ---------     ---------     ---------

                                      TOTAL CURRENT ASSETS        106,587        84,764        95,284

PROPERTY, PLANT AND EQUIPMENT
  Land                                                              3,537         3,537         3,537
  Buildings                                                        25,119        24,910        24,730
  Machinery and equipment                                         119,296       116,595       115,149
                                                                ---------     ---------     ---------
                                                                  147,952       145,042       143,416
  Less allowances for depreciation and amortization                96,987        93,293        88,820
                                                                ---------     ---------     ---------

TOTAL NET PROPERTY, PLANT AND EQUIPMENT                            50,965        51,749        54,596

GOODWILL                                                           21,558        21,558        21,666

PENSION ASSETS                                                     30,449        30,882        23,982

DEFERRED TAX ASSETS                                                15,629        16,879        21,478

OTHER ASSETS                                                        6,714         7,873         8,317
                                                                ---------     ---------     ---------

                                              TOTAL ASSETS      $ 231,902     $ 213,705     $ 225,323
                                                                =========     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                              $  33,390     $  21,209     $  24,119
  Accrued compensation and benefits                                 9,049        11,660         8,855
  Other accrued expenses                                           15,020        15,617        16,721
  Taxes                                                             3,751         3,854         4,415
  Current maturities of long-term debt                             11,755        11,772        12,112
                                                                ---------     ---------     ---------

                                 TOTAL CURRENT LIABILITIES         72,965        64,112        66,222

LONG-TERM DEBT                                                     91,443        84,350        98,378

POST RETIREMENT BENEFITS AND OTHER
  LONG-TERM LIABILITIES                                            29,088        29,067        24,210

SHAREHOLDERS' EQUITY
  Common shares                                                     1,379         1,378         1,378
  Other capital                                                    75,525        75,499        75,499
  Retained earnings (deficit)                                     (32,902)      (34,831)      (38,205)
  Accumulated other comprehensive income (loss)                    (5,596)       (5,870)       (2,159)
                                                                ---------     ---------     ---------

TOTAL SHAREHOLDERS' EQUITY                                         38,406        36,176        36,513
                                                                ---------     ---------     ---------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 231,902     $ 213,705     $ 225,323
                                                                =========     =========     =========


See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                                            FIRST HALF ENDED
                                                                         ---------------------
                                                                           2003         2002
                                                                         --------     --------
OPERATING ACTIVITIES
   Net income (loss)                                                     $  1,929     $(44,598)
   Adjustments to reconcile net income (loss) to cash (used) provided by operating activities:
      Cumulative effect of change in accounting principle                       -       46,250
      Depreciation                                                          4,553        5,185
      Amortization                                                            800          800
      Deferred income taxes                                                 1,111        1,177
      Net change in working capital accounts:
        Accounts receivable                                               (11,554)      (7,381)
        Inventories                                                       (10,497)       7,819
        Prepaid expenses and other                                             50          781
        Accounts payable                                                   12,181        2,144
        Accrued expenses and other current liabilities                     (2,955)       1,221
      Other long-term items                                                 1,233       (1,551)
                                                                         --------     --------
CASH (USED) PROVIDED BY OPERATING ACTIVITIES                               (3,149)      11,847

INVESTING ACTIVITIES
   Net additions to property, plant and equipment                          (3,605)      (1,910)
   Acquisitions and related items                                            (500)        (500)
                                                                         --------     --------
CASH USED IN INVESTING ACTIVITIES                                          (4,105)      (2,410)

FINANCING ACTIVITIES
   Net borrowings (payments) under secured credit agreement                 7,300       (5,500)
   Payment on other long-term borrowings                                     (224)        (369)
                                                                         --------     --------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                7,076       (5,869)
                                                                         --------     --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (178)       3,568
Cash and cash equivalents at beginning of year                              1,496          165
                                                                         --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  1,318     $  3,733
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

NOTE B - GOODWILL AND INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001 (beginning of fiscal 2002). Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their useful lives.

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

NOTE C - INCOME TAXES

The year-to-date 2003 income tax provision was calculated based on management's estimate of the annual effective tax rate of 41.0% for the year. The provisions for 2003 and 2002 are primarily non-cash charges.

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

PVC Pipe: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer, power utility and sewer markets. The electrical and telecommunications conduit is made from polyvinyl chloride (PVC) resin and is used to protect wire or fiber optic cables supporting the infrastructure of power or telecommunications systems.

(Dollars in thousands)

                                    SECOND QUARTER ENDED          FIRST HALF ENDED
                                  -----------------------      ------------------------
                                    2003           2002          2003            2002
                                  --------      ---------      ---------      ---------
NET SALES
Carlon                            $ 39,145      $  41,937      $  73,124      $  76,928
Lamson Home Products                19,011         17,511         37,575         33,803
PVC Pipe                            28,916         29,750         55,818         46,550
                                  --------      ---------      ---------      ---------

                                  $ 87,072      $  89,198      $ 166,517      $ 157,281
                                  ========      =========      =========      =========

OPERATING INCOME (LOSS)
Carlon                            $  3,675      $   5,099      $   5,681      $   8,256
Lamson Home Products                 3,225          2,541          5,848          4,534
PVC Pipe                                (8)         1,257           (709)        (1,507)
Corporate Office                    (1,879)        (1,925)        (3,213)        (3,256)
                                  --------      ---------      ---------      ---------

                                  $  5,013      $   6,972      $   7,607      $   8,027
                                  ========      =========      =========      =========

DEPRECIATION AND AMORTIZATION
Carlon                            $  1,721      $   1,895      $   3,448      $   3,841
Lamson Home Products                   420            492            853          1,016
PVC Pipe                               523            558          1,052          1,128
                                  --------      ---------      ---------      ---------

                                  $  2,664      $   2,945      $   5,353      $   5,985
                                  ========      =========      =========      =========


Total assets by business segment at July 5, 2003, December 28, 2002 and June 29, 2002 are as follows:

(Dollars in thousands)

                                                 JULY 5,    DECEMBER 28,   JUNE 29,
                                                  2003         2002         2002
                                                --------    ------------   --------
IDENTIFIABLE ASSETS
Carlon                                          $ 89,534     $ 83,750     $ 92,889
Lamson Home Products                              31,172       27,222       28,453
PVC Pipe                                          46,596       35,862       41,179
Corporate Office (includes deferred tax and
  pension assets)                                 64,600       66,871       62,802
                                                --------     --------     --------

                                                $231,902     $213,705     $225,323
                                                ========     ========     ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - COMPREHENSIVE INCOME

The components of comprehensive income (loss) for the second quarter and the first half of 2003 and 2002 are as follows:

(Dollars in thousands)

                                    SECOND QUARTER ENDED      FIRST HALF ENDED
                                    -------------------     --------------------
                                    JULY 5,    JUNE 29,     JULY 5,     JUNE 29,
                                     2003        2002        2003        2002
                                    ------     --------     ------      --------
Net income (loss)                   $1,703     $ 2,408      $1,929     $(44,598)
Foreign currency translation
  adjustments                           47          40          57           15
Interest rate swaps, net of tax         99        (454)        217         (128)
                                    ------     -------      ------     --------

Comprehensive income (loss)         $1,849     $ 1,994      $2,203     $(44,711)
                                    ======     =======      ======     ========



The components of accumulated other comprehensive income (loss), at July 5, 2003, December 28, 2002 and June 29, 2002 are as follows:

(Dollars in thousands)

                                            JULY 5,   DECEMBER 28,    JUNE 29,
                                             2003        2002          2002
                                           -------    ------------    --------
Foreign currency translation
  adjustments                              $  (557)     $  (614)     $  (576)
Minimum pension liability adjustments,
  net of tax                                (3,706)      (3,706)        (421)
Interest rate swaps, net of tax             (1,333)      (1,550)      (1,162)
                                           -------      -------      -------

Accumulated other comprehensive
  income (loss)                            $(5,596)     $(5,870)     $(2,159)
                                           =======      =======      =======


THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:


(Dollars in thousands, except per share amounts)

                                           SECOND QUARTER ENDED      FIRST HALF ENDED
                                           --------------------    --------------------
                                             2003        2002       2003         2002
                                           -------     -------     -------     --------
Basic Earnings-Per-Share Computation
Net Income (Loss)                          $ 1,703     $ 2,408     $ 1,929     $(44,598)
                                           =======     =======     =======     ========

Average Common Shares Outstanding           13,786      13,778      13,784       13,778
                                           =======     =======     =======     ========

Basic Earnings (Loss) Per Share            $  0.12     $  0.17     $  0.14     $  (3.24)
                                           =======     =======     =======     ========

DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income (Loss)                          $ 1,703     $ 2,408     $ 1,929     $(44,598)
                                           =======     =======     =======     ========

Basic Shares Outstanding                    13,786      13,778      13,784       13,778

Stock Options Calculated Under
  the Treasury Stock Method                     83          45          45            -
                                           -------     -------     -------     --------

Total Shares                                13,869      13,823      13,829       13,778
                                           =======     =======     =======     ========

Diluted Earnings (Loss) Per Share          $  0.12     $  0.17     $  0.14     $  (3.24)
                                           =======     =======     =======     ========


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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, of which $36.5 million was outstanding at July 5, 2003. The swap agreements effectively fix the interest rate on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 4.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the second quarter 2003 of a $1,333,000 (net of $852,000 in tax) loss, has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $1,528,000 loss on the fair value of the hedges is classified in current accrued liabilities, with the remaining $657,000 loss classified as a long-term liability.

The Company has no derivative instruments that are classified as fair value hedges.

NOTE H - CONTINGENCY

The Company is contingently liable for certain post-retirement benefits of a business previously sold in 1988. The business is being impacted unfavorably by the poor economic outlook in their markets and may be unable to continue funding these benefits. The Company continues to monitor the situation and is in the process of determining the potential liability to the Company in the event the business is not able to meet its obligation.

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

(Dollars in thousands, except per share data)

                                               SECOND QUARTER ENDED    FIRST HALF ENDED
                                               --------------------   -------------------
                                                 2003       2002        2003      2002
                                               --------   --------    -------   ---------

Net income (loss)              As reported      $ 1,703    $ 2,408    $ 1,929   $ (44,598)
Total stock-based employee
  compensation, net of tax                         (148)      (191)      (302)       (371)
                                                -------    -------    -------   ---------

Net income (loss)              Pro forma        $ 1,555    $ 2,217    $ 1,627   $ (44,969)
                                                =======    =======    =======   =========

Basic earnings per share       As reported      $  0.12    $  0.17    $  0.14   $   (3.24)
                               Pro forma           0.11       0.16       0.12       (3.26)

Diluted earnings per share     As reported      $  0.12    $  0.17    $  0.14   $   (3.24)
                               Pro forma           0.11       0.16       0.12       (3.26)



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales decreased by 2.4%, or $2.1 million, in the second quarter 2003 compared with the second quarter of 2002. The Carlon segment declined by $2.8 million, or 6.7%, compared with the same quarter of the prior year. There has been a decline in telecom raceway system spending for inside plant projects. This slow down correlates to the generally soft commercial construction spending that continues as businesses defer or scale back infrastructure investments. The remainder of telecom products sales held steady with the prior year. The Lamson Home Products business segment had net sales increase by $1.5 million, or 8.6%, in the second quarter of 2003 compared with the second quarter of 2002. This segment continues to realize the benefits of market share gains made during the second half of 2002 with several customers, while the home improvement market remained strong overall. This activity is supported by low mortgage rates and active existing home sales. Finally, the PVC Pipe business segment experienced a net sales decline of $0.8 million, or 2.8%, in the current quarter compared with the prior year. The selling prices for PVC Pipe were up 22.0% in the current quarter compared with the same period last year as resin costs remained at very high levels, however, pipe pounds sold were down almost 30.0% for the same periods. This sales volume is in line with the first quarter of 2003, and was affected by the poor weather in much of the country this spring and the continued weak demand in the commercial and industrial construction market.

For the first half of 2003, net sales increased by 5.9%, or $9.2 million, compared with the first half of 2002. About $5.0 million of this increase was a result of an extra week occurring in the first fiscal quarter compared with the prior year. The Carlon business segment's net sales declined by $3.8 million, or 4.9%, in the first half of 2003 which was offset by an 11.2% increase in Lamson Home Products net sales during the same period. The Carlon net sales shortfall was almost entirely from telecommunications-related product lines, primarily premise raceway projects as described above. The Lamson Home Products net sales increases, as in the second quarter, were primarily attributable to market share gains. The PVC Pipe business segment accounted for the largest increase in year-to-date net sales increasing by $9.3 million, or 19.9%, over the prior year first half period. Although the volume of pipe shipments is down 9.0%, the average selling price is 22.0% higher in the first half of 2003 compared with the first half of 2002.

The gross margin percentage in the second quarter of 2003 declined to 18.4% from the 21.9% gross margin that was realized in the second quarter of 2002. The primary reason for this decline is the relatively unfavorable product mix occurring in the Carlon business segment. In addition, the PVC Pipe business segment is experiencing narrower margins compared with the prior year as resin costs have increased almost 50.0%. Due to softness in the commercial and industrial construction demand in the current quarter only about half of this material cost increase has been recovered through increased selling prices. Lamson Home Products business segment gross margin has increased from the prior year due to the additional sales generated and fixed nature of the business support costs. Manufacturing costs so far this year have been unfavorably impacted by higher medical benefits and general insurance costs. The overall percent of capacity utilization in the manufacturing facilities improved to the high 70's in the current quarter compared with the mid 70's in the prior-year period. Lower utilization of the PVC Pipe extrusion facilities was more than offset by the higher capacity utilization in the injection molding and HDPE conduit production facilities.

Operating income for the second quarter of 2003 totaled $5.0 million, or 5.7% of net sales, compared with the $7.0 million, or 7.8% of net sales, in the prior year's second quarter. The entire decline in operating income is due to the lower gross profit as previously discussed. Operating expenses are lower by $1.5 million, or 11.8%, in the second quarter 2003 compared with the same quarter in the prior year. Higher pension and medical costs, both current employee and retiree, were offset by lower variable selling and marketing expenses and reduced legal, incentive compensation and bad debt expenses.

Year-to-date operating income is $7.6 million, or 4.6% of net sales, in 2003 compared with $8.0 million, or 5.1% of net sales, for the first half of 2002. Operating expenses for the current year-to-date are $1.2 million lower than the prior year. Higher variable selling and marketing expense, pension and overall medical costs were incurred. However, the Company experienced lower legal, consulting, compensation and bad debt expense.

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

Net interest expense declined by approximately $0.7 million for the first half of 2003 compared with the first half of 2002. Over the last 12 months, debt has been paid down by almost $7.3 million and average borrowing rates have declined to 6.2% in the second quarter 2003 (6.3% in the first half of 2003) from 7.0% in the second quarter of 2002.

The income tax provision was recorded using an annualized estimated effective rate of 41.0% for 2003, while the 2002 year-to-date income tax provision reflects an estimated tax rate of 42.0%.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) were $7.7 million for the second quarter of 2003, and $13.0 million for the first half of 2003 compared with $9.9 million, and $14.0 million for the respective periods in 2002.

The components of this calculation are as follows:

(Dollars in thousands)

                      SECOND QUARTER           FIRST HALF
                     -----------------     -------------------
                      2003       2002       2003        2002
                     ------     ------     -------     -------
Operating income     $5,013     $6,972     $ 7,607     $ 8,027
Depreciation          2,264      2,545       4,553       5,185
Amortization            400        400         800         800
                     ------     ------     -------     -------

EBITDA               $7,677     $9,917     $12,960     $14,012
                     ======     ======     =======     =======


EBITDA is a calculation used by management to measure operating performance. EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be an alternative to operating income or cash flows from operating activities as a measure of liquidity.

FINANCIAL CONDITION

Working capital (current assets less current liabilities) was $33.6 million at the end of the second quarter of 2003, an increase of $4.5 million from last year's second quarter, but $12.9 million higher than from the 2002 year-end. During the first half of the year, the Company usually builds inventory and incurs higher accounts receivable balances which reduce operating cash flow.

Accounts receivable were $48.2 million at the end of the second quarter of 2003. This represents an increase of 3.6%, or $1.7 million, from the prior year's second quarter. This increase is directly attributed to the higher sales late in the current quarter compared with the prior year. Days sales outstanding calculated using a 3-month rolling average, were approximately 48.1 days in the second quarter of 2003, which is virtually the same as the second quarter of 2002. The quality of accounts receivable has been maintained through close monitoring and diligent collection efforts.

At the end of the first half of 2003, the Company had approximately $42.7 million in inventory. The inventory level is up $10.5 million, or 32.6%, from year-end 2002, and higher by $8.5 million, or 24.7%, from the end of the first half of 2002. The cost per pound of the primary raw material, PVC resin, has continued to increase steadily during the first half of 2003, and is approximately 22.9% higher at the end of the first half of 2003 compared with the same quarter of 2002 and 16.3% higher than at year-end 2002. In addition, pounds of PVC resin in inventory at the end of the second quarter of 2003 were almost 34.0% more than at year-end 2002, and 16.0% more than the second quarter of 2002. The Company has built inventories of PVC resin products to support the start up of new blend operations in the fourth quarter of 2003. On an overall basis, inventory turns, based on a 3-month rolling average, were 6.1 times at July 5, 2003 versus 6.8 times at June 29, 2002.

Accounts payable has increased from year-end 2002 by $12.2 million and is $9.3 million higher than the prior year first half which primarily reflects the higher inventory levels. The reduction in expense accruals from year-end 2002 during the first half of 2003 reflects the routine payments of annual incentive compensation and customer sales and marketing programs.

Capital expenditures totaled $3.6 million in the first half of 2003 primarily for production improvements and critical tooling. The Company plans to spend approximately $8-10 million on selective plant capacity increases, equipment upgrades, enhanced business system capabilities and tooling to support new product introductions during 2003.

The Company has credit availability of over $25.0 million, which is adequate for its current operational expenses and the capital spending plans described above. On July 29, 2003 the Company entered into a fifth amendment to its secured credit agreement which resets its financial covenants consistent with management's expectations of future results considering the continued delay in the economic recovery. Based on the Company's second quarter leverage ratio, the interest rate spread pursuant to the Company's secured credit agreement remained unchanged.

The Company continues to operate under a Business Plan (the "Plan") accepted by the New York Stock Exchange (the "Exchange") in December 2002. The Company submitted its Plan to the Exchange in October 2002 in order to comply with the listing requirements of the Exchange. This effort follows a formal notice from the Exchange that the Company was, at the time of the notice, below the Exchange's continued listing criteria of a total market capitalization of not less than $50.0 million over a 30-day trading period and shareholders' equity of not less than $50.0 million. The Company's Plan will be reviewed quarterly for ongoing compliance with its goals and objectives. The Company's total market capitalization, based on 13.786 million shares of common stock outstanding at a closing price of $5.15 on July 29, 2003 was $71.0 million. The market capitalization was above $50 million over a 30-day trading period, as required by the Exchange's listing criteria. The Company believes the Plan, when implemented, should continue to achieve the requirements of the Exchange for market capitalization and to achieve the requirements of the Exchange for shareholders' equity. At the end of the second quarter 2003, the Company's shareholder equity was $38.4 million.

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

The Company's policy of amortizing unrecognized gains or losses in accordance with SFAS No. 87, the significant deterioration in the stock market and resulting reduction in defined benefit pension plan assets has caused an increase of approximately $2.4 million in the reported pension expense to be included in the Company's results of operations in 2003. The Company made a voluntary contribution of $6.0 million to the Company's defined benefit plans in the fourth quarter of 2002. In addition, any further decline in defined benefit pension plan assets or discount rates during the next year will increase the future contribution levels required for the Company's defined benefit pension plans.

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

As of July 5, 2003, the Company had approximately $25.6 million of net deferred tax assets primarily related to loss carryforwards that expire through 2022 and other timing differences. The realization of these net assets is based primarily upon estimates of future taxable income. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur.

As disclosed in the Company's consolidated financial statements, the Company has goodwill of $21.6 million, the majority of which relates to the telecom reporting unit in the Carlon business segment. An annual impairment test of goodwill is performed by an independent third party as of the first day of the fourth quarter (or as conditions warrant). The test as of September 29, 2002 resulted in no additional impairment being identified from the impairment recorded as of the first day of fiscal 2002 in connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." However, the process of evaluating goodwill for additional impairment involves the determination of the fair value of the telecom reporting unit. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

OUTLOOK

Certain sections of this Quarterly Report on Form 10-Q, including this Outlook Section, contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

Despite continued poor weather conditions in most of the country during this quarter, housing starts and building permits both remained at very high levels. This activity has continued to support electrical related sales in all three business segments. It is anticipated that housing starts will slow down modestly in the second half of 2003. The non-residential construction market remains very soft with no improvement in volume anticipated until late 2003 or into 2004 as both industrial and commercial property markets have excess capacity.

The Company believes that while the telecommunications infrastructure market has continued to decline, we have experienced stable demand for our products in the first half and believes overall that demand will be flat through the remainder of 2003 for these products. We believe that the Regional Bell Operating Companies are acquiring existing network assets from insolvent owners instead of spending capital on new infrastructure. Therefore, investments have been delayed or scaled back until the economics improve. Due to the increased use of the internet for a variety of applications, we continue to anticipate that the build-out of the metropolitan area fiber optic networks, the expansion of the corporate and institutional high-speed networks and the expansion of broadband services to the home remain long-term growth opportunities.

As expected, PVC resin costs increased in response to higher oil and natural gas prices and capacity restrictions on some feedstocks. We anticipate that these costs will level off and decline only slightly throughout the remainder of 2003. Due to weakness in end market demand, especially commercial construction, we were unable to pass on to customers some part of these increases, resulting in lower margins and breakeven results in the PVC Pipe business segment. These margins are expected to improve modestly in the second half.

On a positive note, operationally the Company has performed very well throughout the first half of 2003 with fill rates and on-time shipments at record levels. Due in a large part to this performance, Lamson Home Products, as in 2002, has been able to secure additional market share with several of its customers. We anticipate that this business will improve Lamson Home Products sales growth in the second half of 2003 and operating performance in 2004.

In summary, management continues to expect that net sales for 2003 will increase by 8-10% over 2002. This comes primarily from higher price levels in the PVC Pipe business segment and market-share improvement in Lamson Home Products. We continue to anticipate that net income will experience a 10-15% improvement over 2002, prior to the change in accounting for SFAS No. 142, "Goodwill and Other Intangible Assets," from a higher sales level, improved customer service and operational efficiencies.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing,
(ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends, (iv) the continued availability and reasonable terms of bank financing and (v) any adverse change in the recovery trend of the country's general economic condition affecting the markets for the Company's products. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 28, 2002.

ITEM 4 - CONTROLS AND PROCEDURES

Within 90 days before the filing date of this Quarterly Report on Form 10-Q for the quarter ended July 5, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls of the Company subsequent to their evaluation.

PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001, the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3.0 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic then filed a petition for certiorari with the United States Supreme Court. The United States Supreme Court has reversed the decision of the Court of Appeals and remanded the case back to it. In March 2003, the Court of Appeals remanded this litigation back to the United States District Court for reconsideration. The Company does not expect this matter to be finally determined in 2003.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 2003, the Company held its Annual Meeting of Shareholders. At the meeting 12,583,064 Common Shares (91.33% of the Common Shares outstanding) were voted.

The following three directors were elected to Class II and received the votes indicated next to their names.

 CLASS II                                   FOR               WITHHELD AUTHORITY
-------------------------------        --------------         ------------------
 John C. Dannemiller                    12,450,513                 132,551
 George R. Hill                         12,452,113                 130,951
 William H. Coquillette                 12,452,453                 130,611

In addition, the following director was elected to Class I and received the votes indicated next to his name.

 CLASS I                                   FOR                WITHHELD AUTHORITY
-------------------------------        --------------         ------------------
 D. Van Skilling                        12,448,253                 134,811

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               10(a) Fifth Amendment to the Amended and Restated Credit
                     Agreement, entered into as of July 29, 2003, among The Lamson & Sessions Co., the Guarantors party thereto, the Lenders party thereto, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders.

               99(a) Certification pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K.

               1. The Company's Current Report on Form 8-K, dated April 30, 2003, relating to the certifications made by the Company's Chief Executive Officer and Chief Financial Officer with respect to the Company's Quarterly Report on Form 10-Q for the period ended April 5, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act.

               2. The Company's Current Report on Form 8-K, dated April 30, 2003, relating to the Company's earnings for first quarter 2003.

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



                                       THE LAMSON & SESSIONS CO.
                                       -------------------------
                                           (Registrant)




July 30, 2003                          By: /s/ James J. Abel
                                           -------------------------------------
                                           James J. Abel
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer


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



July 30, 2003                                   /s/ John B. Schulze
                                                --------------------------------
                                                John B. Schulze
                                                Chairman of the Board, President
                                                and Chief Executive Officer


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



July 30, 2003                              /s/ James J. Abel
                                           -------------------------------------
                                           James J. Abel
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer