Form 10-Q/A
period 2003-07-05
LAMSON & SESSIONS CO
filed 2003-08-04
CIK 57497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 F O R M 10-Q/A
                                (AMENDMENT NO. 1)

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

                          Commission File Number 1-313
                                                 -----

                  T H E  L A M S O N  &  S E S S I O N S  C O.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Ohio                                  34-0349210
----------------------------------------    -----------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

         25701 Science Park Drive
              Cleveland, Ohio                            44122-7313
----------------------------------------    -----------------------------------
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
Yes    X     No
    -------     -------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes            No    X
    ---------     --------

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
Yes          No
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 5, 2003 the Registrant had outstanding 13,785,520 common shares.

EXPLANATORY NOTE: The Lamson & Sessions Co.'s Quarterly Report on Form 10-Q for the second quarter ended July 5, 2003 was due on or after August 14, 2003 and was filed on July 30, 2003. This Form 10-Q/A is being filed to include as Exhibits 31 and 32 the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.



PART II
-------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


      (a)   Exhibits:

            31.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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