Form 10-Q
period 2003-10-04
LAMSON & SESSIONS CO
filed 2003-10-30
CIK 57497

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  F O R M 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended October 4, 2003
                                   ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                          Commission File Number 1-313
                                                 ------

                    T H E L A M S O N & S E S S I O N S C O.
            -------------------------------------------------------
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
Yes    X     No
    -------     -------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes          No    X
    -------     ------

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
Yes          No
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 4, 2003 the Registrant had outstanding 13,786,020 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
                                                         Third Quarter Ended                          Nine Months Ended
                                                -------------------------------------       -------------------------------------
                                                      2003                  2002                  2003                  2002
                                                ---------------        --------------       ----------------       --------------

NET SALES                                       $95,251   100.0%       $82,381  100.0%      $261,768   100.0%      $239,662  100.0%

Cost of products sold                            79,968    84.0%        64,155   77.9%       217,158    83.0%       190,458   79.5%
                                                -------                -------              --------               --------

GROSS PROFIT                                     15,283    16.0%        18,226   22.1%        44,610    17.0%        49,204   20.5%

Operating expenses                               10,713    11.2%        10,998   13.3%        32,433    12.3%        33,949   14.1%
                                                -------                -------              --------               --------

OPERATING INCOME                                  4,570     4.8%         7,228    8.8%        12,177     4.7%        15,255    6.4%

Interest expense, net                             2,094     2.2%         2,860    3.5%         6,432     2.5%         7,867    3.3%
                                                -------                -------              --------               --------

INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                         2,476     2.6%         4,368    5.3%         5,745     2.2%         7,388    3.1%

Income tax provision                                958     1.0%         1,774    2.2%         2,298     0.9%         3,142    1.3%
                                                -------                -------              --------               --------

INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                       1,518     1.6%         2,594    3.1%         3,447     1.3%         4,246    1.8%

Cumulative effect of change in accounting
  principle, net of income tax of $13,750             -     0.0%             -    0.0%             -     0.0%       (46,250) -19.3%
                                                -------                -------              --------               --------

NET INCOME (LOSS)                               $ 1,518     1.6%       $ 2,594    3.1%      $  3,447     1.3%      $(42,004) -17.5%
                                                =======                =======              ========               ========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE:
Earnings before cumulative effect of
  change in accounting principle                $  0.11                $  0.19              $   0.25               $   0.31

Cumulative effect of change in accounting
  principle, net of tax                               -                      -                     -                  (3.36)
                                                -------                -------              --------               --------

NET EARNINGS (LOSS)                             $  0.11                $  0.19              $   0.25               $  (3.05)
                                                =======                =======              ========               ========

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE:
Earnings before cumulative effect of
  change in accounting principle                $  0.11                $  0.19              $   0.25               $   0.31

Cumulative effect of change in accounting
  principle, net of tax                               -                      -                     -                  (3.36)
                                                -------                -------              --------               --------

NET EARNINGS (LOSS)                             $  0.11                $  0.19              $   0.25               $  (3.05)
                                                =======                =======              ========               ========


See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)                                                      THIRD QUARTER                           THIRD QUARTER
                                                                                ENDED             YEAR ENDED             ENDED
                                                                            -------------         ----------        -------------
                                                                                 2003                2002                2002
                                                                              ---------           ---------           ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                   $     553           $   1,496           $     525
  Accounts receivable, net of allowances of
  $2,152, $1,924 and $2,882, respectively                                        52,467              36,686              47,610
  Inventories, net
    Finished goods and work-in-process                                           31,414              28,881              30,658
    Raw materials                                                                 3,105               3,349               3,917
                                                                              ---------           ---------           ---------

                                                                                 34,519              32,230              34,575

  Deferred tax assets                                                             9,979               9,979               7,500
  Prepaid expenses and other                                                      4,477               4,373               4,221
                                                                              ---------           ---------           ---------

                                                     TOTAL CURRENT ASSETS       101,995              84,764              94,431

PROPERTY, PLANT AND EQUIPMENT

  Land                                                                            3,537               3,537               3,537
  Buildings                                                                      25,221              24,910              24,829
  Machinery and equipment                                                       120,658             116,595             115,696
                                                                              ---------           ---------           ---------
                                                                                149,416             145,042             144,062
  Less allowances for depreciation and amortization                              98,560              93,293              91,292
                                                                              ---------           ---------           ---------

TOTAL NET PROPERTY, PLANT AND EQUIPMENT                                          50,856              51,749              52,770

GOODWILL                                                                         21,558              21,558              21,597

PENSION ASSETS                                                                   30,232              30,882              23,982

DEFERRED TAX ASSETS                                                              14,477              16,879              19,383

OTHER ASSETS                                                                      6,442               7,873               7,284
                                                                              ---------           ---------           ---------

                                                             TOTAL ASSETS     $ 225,560           $ 213,705           $ 219,447
                                                                              =========           =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                            $  26,654           $  21,209  $           21,047
  Accrued compensation and benefits                                               8,721              11,660               9,958
  Other accrued expenses                                                         16,059              15,617              18,159
  Taxes                                                                           3,890               3,854               4,731
  Current maturities of long-term debt                                           11,755              11,772              12,101
                                                                              ---------           ---------           ---------

                                                TOTAL CURRENT LIABILITIES        67,079              64,112              65,996

LONG-TERM DEBT                                                                   89,619              84,350              90,778

POST-RETIREMENT BENEFITS AND OTHER
  LONG-TERM LIABILITIES                                                          28,627              29,067              24,074

SHAREHOLDERS' EQUITY
  Common shares                                                                   1,379               1,378               1,378
  Other capital                                                                  75,527              75,499              75,499
  Retained earnings (deficit)                                                   (31,384)            (34,831)            (35,611)
  Accumulated other comprehensive income (loss)                                  (5,287)             (5,870)             (2,667)
                                                                              ---------           ---------           ---------

TOTAL SHAREHOLDERS' EQUITY                                                       40,235              36,176              38,599
                                                                              ---------           ---------           ---------

                               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 225,560           $ 213,705          $  219,447
                                                                              =========           =========           =========

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)
                                                                                                 NINE MONTHS ENDED
                                                                                             -------------------------
                                                                                               2003             2002
                                                                                             --------         --------

OPERATING ACTIVITIES
   Net income (loss)                                                                         $  3,447         $(42,004)
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Cumulative effect of change in accounting principle                                           -           46,250
      Depreciation                                                                              6,890            7,680
      Amortization                                                                              1,199            1,199
      Deferred income taxes                                                                     2,102            2,578
      Net change in working capital accounts:
        Accounts receivable                                                                   (15,781)          (8,406)
        Inventories                                                                            (2,335)           7,508
        Prepaid expenses and other                                                               (104)             762
        Accounts payable                                                                        5,445             (928)
        Accrued expenses and other current liabilities                                         (1,741)           3,909
      Other long-term items                                                                     1,218           (1,379)
                                                                                             --------         --------
CASH PROVIDED BY OPERATING ACTIVITIES                                                             340           17,169

INVESTING ACTIVITIES
   Net additions to property, plant and equipment                                              (5,787)          (2,579)
   Acquisitions and related items                                                                (750)            (750)
                                                                                             --------         --------
CASH USED IN INVESTING ACTIVITIES                                                              (6,537)          (3,329)

FINANCING ACTIVITIES
   Net borrowings (payments) under secured credit agreement                                     6,000          (12,500)
   Payments on other long-term borrowings                                                        (748)            (980)
   Exercise of stock options                                                                        2                -
                                                                                             --------         --------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                    5,254          (13,480)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 (943)             360
Cash and cash equivalents at beginning of year                                                  1,496              165
                                                                                             --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    553         $    525
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

NOTE C - INCOME TAXES

The year-to-date 2003 income tax provision was calculated based on management's estimate of the annual effective tax rate of 40.0% for the year. The provisions for 2003 and 2002 are primarily non-cash charges.

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

(Dollars in thousands)
                                                           THIRD QUARTER ENDED                       NINE MONTHS ENDED
                                                     -----------------------------            -----------------------------
                                                        2003                2002                2003                 2002
                                                     --------             --------            --------             --------
NET SALES
Carlon                                               $ 43,755             $ 38,174            $116,879             $115,102
Lamson Home Products                                   22,259               18,166              59,834               51,969
PVC Pipe                                               29,237               26,041              85,055               72,591
                                                     --------             --------            --------             --------
                                                     $ 95,251             $ 82,381            $261,768             $239,662
                                                     ========             ========            ========             ========

OPERATING INCOME (LOSS)
Carlon                                               $  4,204             $  3,405            $  9,885             $ 11,661
Lamson Home Products                                    3,696                2,448               9,544                6,982
PVC Pipe                                               (2,115)               2,225              (2,824)                 718
Corporate Office                                       (1,215)                (850)             (4,428)              (4,106)
                                                     --------             --------            --------             --------
                                                     $  4,570             $  7,228            $ 12,177             $ 15,255
                                                     ========             ========            ========             ========

DEPRECIATION AND AMORTIZATION
Carlon                                               $  1,688             $  1,868            $  5,136             $  5,709
Lamson Home Products                                      433                  479               1,286                1,495
PVC Pipe                                                  615                  547               1,667                1,675
                                                     --------             --------            --------             --------
                                                     $  2,736             $  2,894            $  8,089             $  8,879
                                                     ========             ========            ========             ========


Total assets by business segment at October 4, 2003, December 28, 2002 and September 28, 2002 are as follows:

(Dollars in thousands)
                                                                 OCTOBER 4,         DECEMBER 28,        SEPTEMBER 28,
                                                                   2003                2002                 2002
                                                                 --------            --------             --------
IDENTIFIABLE ASSETS
Carlon                                                           $ 89,470            $ 83,750             $ 92,851
Lamson Home Products                                               31,674              27,222               27,961
PVC Pipe                                                           41,667              35,862               40,752
Corporate Office (includes deferred tax and
  pension assets)                                                  62,749              66,871               57,883
                                                                 --------            --------             --------
                                                                 $225,560            $213,705             $219,447
                                                                 ========            ========             ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - COMPREHENSIVE INCOME

The components of comprehensive income (loss) for the third quarter and the first nine months of 2003 and 2002 are as follows:

(Dollars in thousands)
                                                            THIRD QUARTER ENDED                      NINE MONTHS ENDED
                                                      --------------------------------        -------------------------------
                                                      OCTOBER 4,         SEPTEMBER 28,       OCTOBER 4,         SEPTEMBER 28,
                                                        2003                 2002                2003                2002
                                                     ----------         --------------       ----------         -------------
Net income (loss)                                     $ 1,518              $ 2,594             $ 3,447             $(42,004)
Foreign currency translation
  adjustments                                              57                  (29)                114                  (14)
Interest rate swaps, net of tax                           252                 (479)                469                 (607)
                                                      -------              -------             -------             --------

Comprehensive income (loss)                           $ 1,827              $ 2,086             $ 4,030             $(42,625)
                                                      =======              =======             =======             ========

The components of accumulated other comprehensive income (loss), at October 4, 2003, December 28, 2002 and September 28, 2002 are as follows:

(Dollars in thousands)
                                                                OCTOBER 4,         DECEMBER 28,        SEPTEMBER 28,
                                                                   2003               2002                 2002
                                                                ----------         ------------        -------------
Foreign currency translation
  adjustments                                                    $   (500)           $   (614)            $   (605)
Minimum pension liability adjustments,
  net of tax                                                       (3,706)             (3,706)                (421)
Interest rate swaps, net of tax                                    (1,081)             (1,550)              (1,641)
                                                                 --------            --------             --------

Accumulated other comprehensive
  income (loss)                                                  $ (5,287)           $ (5,870)            $ (2,667)
                                                                 ========            ========             ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE F - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except per share amounts)
                                                                THIRD QUARTER ENDED                  NINE MONTHS ENDED
                                                              ------------------------            -----------------------
                                                                2003             2002               2003           2002
                                                              -------          -------            -------        --------
BASIC EARNINGS-PER-SHARE COMPUTATION
Net Income (Loss)                                            $ 1,518          $ 2,594            $ 3,447        $(42,004)
                                                             =======          =======            =======        ========

Average Common Shares Outstanding                             13,786           13,778             13,785          13,778
                                                             =======          =======            =======        ========

Basic Earnings (Loss) Per Share                              $  0.11           $ 0.19            $  0.25        $  (3.05)
                                                             =======          =======            =======        ========

DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income (Loss)                                            $ 1,518          $ 2,594            $ 3,447        $(42,004)
                                                             =======          =======            =======        ========

Basic Shares Outstanding                                      13,786           13,778             13,785          13,778

Stock Options Calculated Under
  the Treasury Stock Method                                      140                -                 76               -
                                                             -------          -------            -------        --------

Total Shares                                                  13,926           13,778             13,861          13,778
                                                             =======          =======            =======        ========

Diluted Earnings (Loss) Per Share                            $  0.11           $ 0.19            $  0.25        $  (3.05)
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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, of which $33.0 million was outstanding at October 4, 2003. The swap agreements effectively fix the interest rate on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 4.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the third quarter 2003 of a $1,081,000 (net of $691,000 in tax) loss, has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $1,351,000 loss on the fair value of the hedges is classified in current accrued liabilities, with the remaining $421,000 loss classified as a long-term liability.

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

NOTE I - STOCK COMPENSATION PLANS

The Company currently has three stock compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

(Dollars in thousands, except per share data)
                                                                     THIRD QUARTER ENDED                  NINE MONTHS ENDED
                                                                   ------------------------           ------------------------
                                                                     2003             2002              2003             2002
                                                                   -------          -------           -------         --------

Net income (loss)                        As reported               $ 1,518          $ 2,594           $ 3,447         $(42,004)
Total stock-based employee
  compensation, net of tax                                            (156)            (191)             (491)            (572)
                                                                   -------          -------           -------         --------

Net income (loss)                        Pro forma                 $ 1,362          $ 2,403           $ 2,956         $(42,576)
                                                                   =======          =======           =======         ========

Basic earnings (loss) per share          As reported                $ 0.11           $ 0.19            $ 0.25          $ (3.05)
                                         Pro forma                    0.10             0.17              0.21            (3.09)

Diluted earnings (loss) per share        As reported                $ 0.11           $ 0.19            $ 0.25          $ (3.05)
                                         Pro forma                    0.10             0.17              0.21            (3.09)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the third quarter of 2003 were $95.3 million representing an increase of $12.9 million, or 15.6%, over the third quarter of 2002. All three business segments experienced higher sales levels this quarter compared with the prior year period. The Carlon segment net sales increased by $5.6 million, or 14.6%, compared with the same quarter of the prior year. The majority of this increase comes from an improvement in HDPE sales of telecommunications conduit and gas collection pipe while electrical products sales continued to grow slowly. Lamson Home Products had net sales growth of $4.1 million, or 22.5%, during the third quarter of 2003 compared with the third quarter of 2002. The existing and new home sales and home improvement markets continue to be strong as interest rates remain relatively low. In addition, some of the market share gains made late in 2002 are beginning to be realized. Finally, the PVC Pipe business segment saw net sales increase by $3.2 million, or 12.3%, in the third quarter compared with the prior year. The PVC Pipe sales volume was up 27.0% this quarter compared with a slow third quarter in 2002. Volume is also up 15.6% from the second quarter of 2003, which had been adversely affected by the poor weather this spring. Competition to hold market share also increased in this quarter, after the weak start of the construction season, lowering pricing by almost 11.7% in the third quarter of 2003 compared with the third quarter of 2002 and lower by 6.2% compared with the second quarter of 2003.

For the first three quarters of 2003, net sales increased by 9.2%, or $22.1 million, compared with the first three quarters of 2002. About $5.0 million of this increase was a result of an extra week occurring in the first fiscal quarter this year compared with the prior year. The Carlon business segment's net sales in the first three quarters of 2003 slightly exceeded the prior year period by $1.8 million, or 1.5%, as the demand levels began to increase in the third quarter. The Lamson Home Products' segment experienced net sales growth of $7.9 million, or 15.1%, for the first three quarters of 2003 compared with the first three quarters of 2002. This segment continues to benefit from a stable home improvement market, the introduction of product line extensions and market share gains. The PVC Pipe segment also had an increase in net sales of $12.5 million, or 17.2%, for the first three quarters of 2003 compared with the same period in 2002. The volume of PVC Pipe shipments was up approximately 1.3% while the average selling price was higher by 9.7% in the first three quarters of 2003 compared with the first three quarters of 2002.

The gross margin percentage in the third quarter of 2003 declined to 16.0% from the 22.1% gross margin that was realized in the third quarter of 2002. A major reason for this decline is the relatively unfavorable product mix occurring in the Carlon business segment. In addition, the PVC Pipe business segment experienced narrower margins compared with the prior year as resin costs increased in the third quarter 2003 by approximately 3.2% over the third quarter 2002, while the year-to-date costs in 2003 are about 34.2% higher than the first three quarters of 2002. These increases were not able to be recovered with price increases due to the continued softness in commercial and industrial construction demand. Manufacturing costs so far this year have been unfavorably impacted by higher medical benefits and utility costs. The overall percent of capacity utilization in the manufacturing facilities improved to over 70.0% in the current quarter compared with slightly over 60.0% in the prior-year period. This improvement came primarily from increased utilization of the PVC and HDPE extrusion facilities. Capacity utilization in the injection molding plants remained at high levels.

Operating income for the third quarter of 2003 totaled $4.6 million, or 4.8% of net sales, compared with the $7.2 million, or 8.8% of net sales, in the prior year's third quarter. The entire decline in operating income is due to the lower gross profit as previously discussed. Operating expenses are lower by $0.3 million, or 2.6%, in the third quarter 2003, despite the higher net sales levels, compared with the same quarter in the prior year. Higher pension and medical costs, both current employee and retiree, and higher variable selling and marketing expenses were offset by reduced incentive compensation and bad debt expenses.

Year-to-date operating income is $12.2 million, or 4.7% of net sales, in 2003 compared with $15.3 million, or 6.4% of net sales, for the first three quarters of 2002. Operating expenses for the current year-to-date are $1.5 million lower than the prior year. Higher variable selling and marketing expense, pension and overall medical costs were incurred. However, the Company experienced lower legal, consulting, incentive compensation and bad debt expense.

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

Net interest expense declined by approximately $1.4 million for the first three quarters of 2003 compared with the first three quarters of 2002. Over the last 12 months, debt has been paid down by about $1.5 million and average borrowing rates have declined to 6.0% in the third quarter 2003 (6.2% in the first three quarters of 2003) from 7.0% in the third quarter of 2002.

The income tax provision was recorded using an annualized estimated effective rate of 40.0% for 2003, while the 2002 year-to-date income tax provision reflects an estimated tax rate of 42.0% and net changes in the deferred tax valuation allowance against certain of the Company's general business tax credits.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) were $7.3 million for the third quarter of 2003, and $20.3 million for the first three quarters of 2003 compared with $10.1 million, and $24.1 million for the respective periods in 2002.

The components of this calculation are as follows:

(Dollars in thousands)
                                                    THIRD QUARTER                            NINE MONTHS
                                              ---------------------------            ----------------------------
                                                2003               2002                2003                2002
                                              -------            --------            --------            --------
Operating income                              $ 4,570             $ 7,228            $ 12,177            $ 15,255
Depreciation                                    2,337               2,495               6,890               7,680
Amortization                                      399                 399               1,199               1,199
                                              -------            --------            --------            --------
EBITDA                                        $ 7,306            $ 10,122            $ 20,266            $ 24,134
                                              =======            ========            ========            ========


EBITDA is a calculation used by management to measure operating performance. EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be an alternative to operating income or cash flows from operating activities as a measure of liquidity.

The following is a reconciliation of EBITDA to cash provided by operating activities:

(Dollars in thousands)
                                                     THIRD QUARTER                    NINE MONTHS
                                                -----------------------       -----------------------
                                                  2003           2002           2003            2002
                                                --------       --------       --------       --------
EBITDA                                          $  7,306       $ 10,122       $ 20,266       $ 24,134
Current portion of income tax provision               33           (373)          (196)          (564)
Interest expense                                  (2,094)        (2,860)        (6,432)        (7,867)
Change in operating assets and liabilities        (1,756)        (1,567)       (13,298)         1,466
                                                --------       --------       --------       --------
Cash provided by operating activity             $  3,489       $  5,322       $    340       $ 17,169
                                                ========       ========       ========       ========

FINANCIAL CONDITION

Working capital (current assets less current liabilities) was $34.9 million at the end of the third quarter of 2003, an increase of $6.5 million from last year's third quarter and $14.2 million higher than the 2002 year-end. The majority of this working capital increase is caused by higher accounts receivable balances generated by the strong net sales achieved in the current quarter.

Accounts receivable were $52.5 million at the end of the third quarter of 2003. This represents an increase of 10.2%, or $4.9 million, from the prior year's third quarter. This increase is directly attributed to the higher sales in the current quarter compared with the prior year comparable period. Days sales outstanding calculated using a 3-month rolling average, were approximately 47.3 days in the third quarter of 2003, which is almost 5 days better than the third quarter of 2002. The quality of accounts receivable continues to increase as the economic outlook improves.

At the end of the third quarter of 2003, the Company had approximately $34.5 million in inventory. The inventory level is up $2.3 million, or 7.1%, from year-end 2002, almost the same as the end of the third quarter

2002 balance, but $8.2 million, or 19.0% lower than the second quarter of 2003. The cost per pound of the primary raw material, PVC resin, has fallen slightly in the third quarter after steadily increasing during the first half of 2003, and is approximately 7.0% lower at the end of the third quarter of 2003 compared with the same quarter of 2002; yet still 4.9% higher than at year-end 2002. Pounds of PVC resin in inventory at the end of the third quarter of 2003 were lower by approximately 17.6% compared with year-end 2002, and 25.7% lower than the third quarter of 2002. As the Company has been able to start up the first of its two new blend operations this quarter, these lower inventory levels should be sustained. Other finished goods inventory areas remain up slightly from year-end and the prior year quarter in order to support the increase in sales activity. On an overall basis, inventory turns, based on a 3-month rolling average, were 7.3 times at October 4, 2003 versus 6.0 times at September 28, 2002.

Accounts payable has increased from year-end 2002 by $5.4 million and is $5.6 million higher than the prior year third quarter, which primarily reflects the timing of quarter-end payments. The reduction in other accruals from year-end 2002 during the first three quarters of 2003 reflects the routine payments of annual incentive compensation and customer sales and marketing programs. Accruals are also lower than the prior year third quarter primarily due to the timing of quarterly interest payments and the reduced expectations for incentive compensation in 2003.

Overall, operating cash flow for year-to-date 2003 is $340 thousand, compared with $17.2 million in operating cash flow through the first three quarters of 2002. The decline in cash flow is caused by the increase in accounts receivable from the significant increase in sales experienced this quarter and higher inventory costs. Both of these working capital items should decline in the fourth quarter due to the routine seasonal slowdown. The fourth quarter is generally the best cash flow quarter for the Company.

Capital expenditures totaled $5.8 million in the first three quarters of 2003 primarily for production improvements and critical tooling to support new product introductions. The Company plans to spend a total of approximately $8-9 million on these programs and enhanced business system capabilities during 2003.

The Company has credit availability of approximately $20.0 million, which is adequate for its current operational expenses and the capital spending plans described above. Based on the Company's third quarter leverage ratio, the interest rate spread pursuant to the Company's secured credit agreement will increase by 0.5% during the fourth quarter of 2003. The Company expects this higher rate will last for only one quarter as the Company anticipates its leverage ratio will return to its lower level by year-end.

The Company continues to operate under a Business Plan (the "Plan") accepted by the New York Stock Exchange (the "Exchange") in December 2002. The Company submitted its Plan to the Exchange in October 2002 in order to comply with the listing requirements of the Exchange. This effort follows a formal notice from the Exchange that the Company was, at the time of the notice, below the Exchange's continued listing criteria of a total market capitalization of not less than $50.0 million over a 30-day trading period and shareholders' equity of not less than $50.0 million. The Company's Plan will be reviewed quarterly for ongoing compliance with its goals and objectives. The Company believes the Plan, when fully implemented, should achieve the requirements of the Exchange for market capitalization and shareholders' equity by the end of the plan period in March 2004. At the end of the third quarter 2003, the Company's shareholders' equity was $40.2 million.

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

The Company's policy of amortizing unrecognized gains or losses in accordance with SFAS No. 87, the significant deterioration in the stock market and resulting reduction in defined benefit pension plan assets has caused an increase of approximately $2.4 million in the reported pension expense to be included in the Company's results of operations in 2003. The Company made a voluntary contribution of $6.0 million to the Company's defined benefit plans in the fourth quarter of 2002. Plan investment returns have improved so far in 2003, but no calculation of potential additional contributions has been completed for the 2003 year-end. Any decline in defined benefit pension plan assets or discount rates during the remainder of this year will increase the future contribution levels required for the Company's defined benefit pension plans.

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

As of October 4, 2003, the Company had approximately $24.5 million of net deferred tax assets primarily related to loss carryforwards that expire through 2022 and other timing differences. The realization of these net assets is based primarily upon estimates of future taxable income. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur.

As disclosed in the Company's consolidated financial statements, the Company has goodwill of $21.6 million, the majority of which relates to the telecom reporting unit in the Carlon business segment. An annual impairment test of goodwill is performed by an independent third party as of the first day of the fourth quarter (or as conditions warrant). The test as of September 29, 2002 resulted in no additional impairment being identified from the impairment recorded as of the first day of fiscal 2002 in connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." However, the process of evaluating goodwill for impairment involves the determination of the fair value of the telecom reporting unit. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

OUTLOOK

Certain sections of this Quarterly Report on Form 10-Q, including this Outlook Section, contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

The Company experienced stronger sales order demand in key markets in the third quarter due to seasonal strength and improved weather conditions. The residential construction market remained very resilient during the third quarter and we concur with the consensus of economists that project this market will remain strong for the rest of 2003 and only expect modest decline for 2004 at this time. Commercial and industrial construction markets remain weak and we anticipate that little improvement will occur before mid 2004. Utility construction has been stable throughout 2003 and we expect it to remain so while telecommunication infrastructure activity seems to have leveled off after a decline in the first half of 2003. Any significant growth in the telecom market remains unlikely before late 2004.

As anticipated, the cost of our primary raw material, PVC resin, stabilized during the third quarter. With higher oil and natural gas prices expected in the winter months, several resin manufacturers have announced price increases. We expect that resin costs in the fourth quarter will most likely mirror the average cost experienced in the third quarter with only modest decline due to the normal seasonal activity. This should help to support the current selling prices in the PVC Pipe business, barring any more than typical drop off in demand. Margins had begun to improve slightly at the end of the third quarter and they should be stable to modestly higher in the fourth quarter.

The Carlon business segment anticipates similar net sales and operating income in the fourth quarter of 2003 to that reported in last year's fourth quarter due to existing market conditions. The fourth quarter is seasonably strong for Lamson Home Products and we anticipate better than seasonal net sales and operating income growth due to improved product mix and realizing some market share gains. We also expect that the PVC Pipe segment will experience higher net sales and a lower operating loss than that reported in 2002's fourth quarter. Overall, the fourth quarter should compare favorably to the fourth quarter of 2002 with net sales growth of 7% to 8% and net earnings of 10 to 12 cents per diluted share. Operating cash flow will strengthen in the fourth quarter allowing us to reduce our debt and lower our borrowing ratio as anticipated.

In summary, management reconfirms its expectations that net sales for 2003 will increase by 8% to 10% over 2002. However, due to the competitive environment and high raw material costs incurred in the third quarter we now anticipate that net income for the 2003 year should be 35 to 37 cents per diluted share, approximately the same level as 2002, prior to the change in accounting for SFAS No. 142, "Goodwill and Other Intangible Assets."

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

ITEM 4 - CONTROLS AND PROCEDURES

As of October 4, 2003, a review was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's internal control over financial reporting. Based on that review, the Company's management, including the CEO and CFO, concluded that the Company's internal control over financial reporting was effective as of October 4, 2003.

During the third quarter ended October 4, 2003, there were no significant changes in the internal control over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.


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

                  31.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)      Reports on Form 8-K.

                  1. The Company's current report on Form 8-K, dated July 30, 2003 relating to the Company's earnings for second quarter 2003.

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



                                  THE LAMSON & SESSIONS CO.
                                  -------------------------
                                    (Registrant)




October 30, 2003                  By: /s/ James J. Abel
                                     ------------------------------------------
                                     James J. Abel
                                     Executive Vice President, Secretary,
                                     Treasurer and Chief Financial Officer