Form 10-K
period 2004-01-03
LAMSON & SESSIONS CO
filed 2004-02-20
CIK 57497

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

                          COMMISSION FILE NUMBER 1-313

                            THE LAMSON & SESSIONS CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                         34-0349210
   ------------------------                ------------------------------------
   (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 25701 SCIENCE PARK DRIVE, CLEVELAND, OHIO 44122
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  216-464-3400
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------         -----------------------------------------
   COMMON SHARES, WITHOUT PAR VALUE             NEW YORK STOCK EXCHANGE
                                                PACIFIC STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the voting stock held as of July 3, 2003 (the last trading day of the Company's fiscal 2003 second quarter) by non-affiliates of the Registrant was $55,237,331, based on the close price of $4.65 on the New York Stock Exchange.

         As of February 6, 2004 the Registrant had outstanding 13,787,145 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2004 are incorporated by reference into
Part III of this report.

                            THE LAMSON & SESSIONS CO.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

                                             PART I

Item 1.         Business
Item 2.         Properties
Item 3.         Legal Proceedings

Item 4.         Submission of Matters to a vote of Security Holders

                                            PART II

Item 5.         Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
Item 6.         Selected Financial Data
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7(a).      Quantitative and Qualitative Disclosures About Market Risk
Item 8.         Financial Statements and Supplementary Data
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9(a).      Controls and Procedures

                                           PART III

Item 10.        Directors and Executive Officers of the Registrant
Item 11.        Executive Compensation
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.        Certain Relationships and Related Transactions
Item 14.        Principal Accountant Fees and Services

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

A breakdown of net sales as a percent of total net sales by major business segments for 2003, 2002 and 2001 is as follows:

(Dollars in thousands)              2003                         2002                           2001
                          -----------------------       -----------------------       -----------------------
Carlon                    $154,090             45%      $149,037             47%      $188,161             53%

Lamson Home Products        84,862             25%        71,486             23%        62,128             18%

PVC Pipe                   104,883             30%        93,952             30%       102,383             29%
                          --------       --------       --------       --------       --------       --------
                          $343,835            100%      $314,475            100%      $352,672            100%
                          ========       ========       ========       ========       ========       ========

See discussion of segments' products in Note L to the consolidated financial statements.

COMPETITION

Each of the three segments in which the Company presently operates is highly competitive based on service, price and quality. Most of the competitors are either national or smaller regional manufacturers who compete with limited product offerings. Unlike a majority of the Company's competitors, the Company manufactures a broad line of thermoplastic products, complementary fittings and accessories. The Company believes that with its products and investment in information technology infrastructure, it will continue to compete favorably. However, certain of the Company's competitors have greater financial resources than the Company, which occasionally can adversely affect the Company through price competition strategies in selected products and markets.

DISTRIBUTION

The Company distributes its products through a nationwide network of more than 108 manufacturers' representatives and a direct field sales force of approximately 21.

RAW MATERIALS

The Company is a large purchaser of pipe grade PVC and HDPE resins. The Company has entered into supply contracts for PVC which should stabilize its availability for the next several years. HDPE is purchased by the Company from various sources and has historically been readily available.

PATENTS AND TRADEMARKS

The Company owns various patents, patent applications, licenses, trademarks and trademark applications relating to its products and processes. While the Company considers that, in the aggregate, its patents, licenses and trademarks are of importance in the operation of its business, it does not consider that any individual patent, license or trademark, or any technically-related group, is of such importance that termination would materially affect its business.

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

MAJOR CUSTOMERS

Sales to Affiliated Distributors, a cooperative buying group reported within the Carlon and PVC Pipe segments not otherwise affiliated with the Company, totaled approximately 14.0% of consolidated net sales in 2003, 15.0% of consolidated net sales in 2002, and 14.0% of consolidated net sales in 2001. Sales to Home Depot, a customer of the Lamson Home Products segment not otherwise affiliated with the Company, totaled approximately 11.0% of consolidated net sales in 2003, 10.0% of consolidated net sales in 2002, prior to that they were less than 10.0% of consolidated net sales.

BACKLOG

In the Company's three business segments, the order-to-delivery cycle ranges from several days to a few weeks. Therefore, the measurement of backlog is not a significant factor in the evaluation of the Company's prospects.

RESEARCH AND DEVELOPMENT

The Company is engaged in product development programs, which concentrate on identifying, creating and introducing innovative applications for thermoplastic and wireless electrical products. The Company maintains a material testing lab and development center in its Cleveland, Ohio headquarters to facilitate this effort and improve manufacturing processes. The Company's research and development expenditures totaled $1.9 million, $2.2 million and $2.8 million in 2003, 2002 and 2001, respectively.

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

ASSOCIATES

At January 3, 2004, the Company had 1,122 associates, 941 of whom were employed at the Company's manufacturing facilities and distribution centers. The remainder of associates were primarily employed at the Company's corporate headquarters.

FOREIGN OPERATIONS

The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 3.0% of consolidated net sales in 2003 and 2002, and 2.0% of consolidated net sales in 2001, respectively, and were made principally to customers in Canada and the Caribbean.

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission ("SEC"). The public can obtain copies of these materials by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's Web site at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge, on or through its Web site at http://www.lamson-sessions.com.

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

                                                    APPROXIMATE
MANUFACTURING FACILITIES                            SQUARE FEET
------------------------                            -----------

Woodland, California (O)                               71,000

High Springs, Florida (O)                             110,000

Tennille, Georgia (O)                                  41,000

Clinton, Iowa (O)                                     124,000

Mountain Grove, Missouri (O)                           36,000

Bowling Green, Ohio (O)                                67,000

Oklahoma City, Oklahoma (O)                           172,000

Nazareth, Pennsylvania (O)                             61,000

Erie, Pennsylvania (L)                                 56,000

Cranesville, Pennsylvania (L)                          10,000

Pasadena, Texas (O)                                    52,000

DISTRIBUTION CENTERS
--------------------

Columbia, South Carolina (L)                          350,000

Woodland, California (L)                              127,000

Fort Myers, Florida (O)                                 4,000

The above manufacturing facilities were operated at approximately 68.0% of their productive capacity during 2003.

ITEM 3. LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3.0 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic then filed a petition for certiorari with the United States Supreme Court. The United States Supreme Court reversed the decision of the Court of Appeals and remanded the case back to it. In March 2003, the Court of Appeals remanded this litigation back to the United States District Court for reconsideration. The Company does not expect this matter to be finally determined in 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

JOHN B. SCHULZE                                                      DONALD A. GUTIERREZ
Chairman, President and Chief Executive Officer                      Senior Vice President

Executive Officer since January 1988. Age 66.                        Executive Officer since February 26, 1998. Senior Vice
                                                                     President since February 21, 2001. Vice President, Carlon
                                                                     since March 1998. Age 46.
JAMES J. ABEL
Executive Vice President, Secretary, Treasurer and Chief
Financial Officer                                                    CHARLES W. HENNON
                                                                     Vice President

Executive Officer since December 1990.  Age 57.
                                                                     Executive Officer since February 25, 1999. Vice President
                                                                     and Chief  Information Officer since April 1998. Manager,
                                                                     Business Support Services with Ferro
NORMAN E. AMOS                                                       Corporation, 1993 - April 1998. Age 58.
Vice President

Executive Officer since February 21, 2001. Vice  President
Supply  Chain Management since  August 1, 2000. Manager,             LORI L. SPENCER
Transportation and Logistics with Xerox Corporation July 1995 -      Vice President
July 2000. Age 58.
                                                                     Executive Officer since February 27, 1997. Vice
                                                                     President and Controller  since  August 1997. Age 44.
ALBERT J. CATANI, II
Vice President

                                                                     NORMAN  P. SUTTERER
Executive Officer since February 27, 1997. Vice  President,          Senior Vice President
Manufacturing since August 1995. Age 56.
                                                                     Executive Officer since February 29, 1996. Senior Vice
                                                                     President since February 18, 2003. Vice President, Lamson
EILEEN E. CLANCY                                                     Home Products since March 1998. Age 54.
Vice President

Executive Officer since January 2, 2002. Vice President,
Human Resources since January 2, 2002. Director of Human
Resource Development, December 1995 - December 2001. Age 53.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. High and low close prices for the Common Stock are included in Note N to the Consolidated Financial Statements. No dividends were paid in 2003, 2002 or 2001. The approximate number of shareholders of record of the Company's Common Stock at January 3, 2004 was 1,290.

ITEM 6. - SELECTED FINANCIAL DATA
FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY

                                                                                               FISCAL YEARS ENDED
                                                                      -------------------------------------------------------------
(Dollars in thousands except per share data, shareholders,
   associates and percentages)                                           2003        2002         2001          2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
    NET SALES                                                         $ 343,835   $ 314,475    $ 352,672     $ 348,733    $ 291,381
    Cost of products sold                                               286,300     252,499      291,272       260,114      229,981
                                                                      ---------   ---------    ---------     ---------    ---------
    GROSS PROFIT                                                         57,535      61,976       61,400        88,619       61,400
    Operating expenses (1)                                               42,877      43,467       52,962        54,132       48,054
    Net gain                                                                  -           -       (4,550)            -            -
    Restructuring and impairment charge                                       -           -        6,805             -            -
                                                                      ---------   ---------    ---------     ---------    ---------
    OPERATING INCOME                                                     14,658      18,509        6,183        34,487       13,346
    Interest expense, net                                                 8,527       9,583       11,626         4,539        3,558
                                                                      ---------   ---------    ---------     ---------    ---------
    INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                                             6,131       8,926       (5,443)       29,948        9,788
    Income tax provision (benefit)                                        2,391       3,900       (1,600)        8,500       (9,000)
                                                                      ---------   ---------    ---------     ---------    ---------
    INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                3,740       5,026       (3,843)       21,448       18,788
    Net loss from discontinued operations                                (2,738)          -            -             -            -
    Net cumulative effect of change in accounting principle                   -     (46,250)           -             -            -
                                                                      ---------   ---------    ---------     ---------    ---------
    NET INCOME (LOSS)                                                 $   1,002   $ (41,224)   $  (3,843)    $  21,448    $  18,788
                                                                      =========   =========    =========     =========    =========
-----------------------------------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION:
    Current Assets                                                    $  81,377   $  84,764    $  94,085     $ 134,906    $  94,704
    Property, Plant and Equipment                                        51,326      51,749       57,871        65,297       48,093
    Total Assets                                                        208,313     213,705      273,821       320,293      183,319
    Current Liabilities                                                  57,026      64,112       62,890        76,656       56,223
    Long-Term Debt                                                       82,990      84,350      104,266       130,276       36,919
    Other Long-Term Liabilities                                          29,782      29,067       25,441        27,332       26,808
    Shareholders' Equity                                                 38,515      36,176       81,224        86,029       63,369
    Working Capital                                                      24,351      20,652       31,195        58,250       38,481
    Capital Expenditures                                                  8,562       3,952        7,980        11,085        7,563
-----------------------------------------------------------------------------------------------------------------------------------
STATISTICAL INFORMATION:
    Average number of dilutive common shares outstanding                 13,894      13,778       13,757        13,989       13,482
    Number of shareholders of record                                      1,290       1,305        1,336         1,377        1,558
    Number of associates                                                  1,122       1,116        1,115         1,345          963
    Book value per share                                              $    2.77   $    2.63    $    5.90     $    6.15    $    4.70
    Market price per share                                            $    5.50   $    3.40    $    5.24     $   10.50    $    4.88
    Market capitalization                                             $  75,829   $  46,844    $  72,195     $ 143,819    $  65,584
    Gross margin as a % of net sales                                       16.7%       19.7%        17.4%         25.4%        21.1%
    Operating expenses as a % of net sales                                 12.5%       13.8%        15.0%         15.5%        16.5%
    Operating margin as a % of net sales                                    4.3%        5.9%         1.8%          9.9%         4.6%
    -------------------------------------------------------------------------------------------------------------------------------
    Cash provided by operating activities                             $   9,711   $  26,520    $  30,076     $  27,521    $  12,198
    Interest expense                                                      8,527       9,583       11,626         4,539        3,558
    Increase (decrease) in operating assets and liabilities               7,214      (5,921)     (17,500)       13,656        7,726
                                                                      ---------   ---------    ---------     ---------    ---------
    EBITDA (earnings before interest, taxes, depreciation
      and amortization)(2)                                            $  25,452   $  30,182    $  24,202     $  45,716    $  23,482
   Less: Depreciation and amortization                                   10,794      11,673       18,019        11,229       10,136
                                                                      ---------   ---------    ---------     ---------    ---------
   Operating income                                                   $  14,658   $  18,509    $   6,183     $  34,487    $  13,346
                                                                      =========   =========    =========     =========    =========
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
    Earnings (Loss) from continuing operations before change in
      accounting principle                                            $    0.27   $    0.36    $   (0.28)    $    1.58    $    1.40
    (Loss) from discontinued operations, net of tax                   $   (0.20)          -            -             -            -
    Cumulative effect of change in accounting principle, net of tax   $       -       (3.36)           -             -            -
    NET EARNINGS (LOSS)                                               $   (0.20)  $   (2.99)   $   (0.28)    $    1.58    $    1.40
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    Earnings (Loss) from continuing operations
    before change in accounting principle                             $    0.27   $    0.36    $   (0.28)    $    1.53    $    1.39
    (Loss) from discontinued operations, net of tax                   $   (0.20)          -            -             -            -
    Cumulative effect of change in accounting principle, net of tax   $       -       (3.36)           -             -            -
    NET EARNINGS (LOSS)                                               $    0.07   $   (2.99)   $   (0.28)    $    1.53    $    1.39

(1) In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill. Operating expenses in 2001, 2000 and 1999 include $4,605, $971 and $313 in goodwill amortization, respectively.

(2) EBITDA is a calculation used by management to measure liquidity and is defined as operating income plus depreciation and amortization. EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be an alternative to operating income or to cash flows from operating activities as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and footnotes.

EXECUTIVE OVERVIEW

The year 2003 was a year of mixed results. Several of the economic trends that underlie the Company's prospects remained very strong including residential construction, sales of existing homes and rising consumer confidence. In addition, the low interest rate environment led to the highest home ownership rate in history. Although telecom construction appears to have bottomed out during 2003, commercial and industrial construction activity continued to decrease as recessionary conditions continued to affect many businesses which have not begun to add space due to low utilization rates.

Raw material costs are another area focused on by management. The cost of PVC and HDPE resins, the primary raw material of the Company's products, have increased strongly through the year up over 20.0% at their peak, before falling slightly during the fourth quarter of 2003. There has been little, if any, additional supply of these materials. The costs of feedstocks to produce these resins have also remained at historically high price levels, especially the cost of natural gas, ethylene and electricity. The resin producers have successfully passed on most of these higher costs in the current year as they have been running at capacity utilization of close to 90.0%. Only limited reductions in resin costs were experienced in the fourth quarter, when seasonal adjustments typically take place. The Company was able to achieve some higher pricing, an average of 8.0% increase in the PVC Pipe business segment, but, due to continued weakness in some of the Company's end markets, the material spread, the difference between the price and cost of a pound of resin, narrowed and the business incurred operating losses. One of the Company's key initiatives in 2003 was aimed at limiting its exposure to the volatility of PVC resin costs. The Company added east and west coast blend operations, eliminating much of the work-in-process inventory and simplifying the supply chain. The goal is to keep no more than one month's supply of PVC products on hand lowering the risk of cost volatility.

The Company's performance was also impacted this year by significantly higher employee and retiree benefit costs. As a result of the significant deterioration in the stock market valuation during 2002, the defined benefit pension plan assets were reduced which caused an increase in the reported pension expense of $2.4 million; from $0.7 million in 2002 to $3.1 million in 2003. Healthcare costs also climbed as expense for current employees was up $1.0 million compared with 2002 and historical retiree medical expenses rose about $0.9 million. The Company has put cost containment changes into its healthcare plans for employees; however, there are limited options for additional changes to retiree plans. The primary driver for the retiree medical expense increase is the proportionately higher rates of prescription drug use and their rapidly rising costs.

Also, the Company is contingently liable for certain post-retirement medical and life insurance benefits of YSD Industries Inc. ("YSD"), a business which the Company sold in 1988. Based on the deteriorating financial condition of YSD, the Company concluded that it is unlikely that this business will be able to continue funding these benefits. Therefore, the Company has recorded a charge for $2.7 million (net of $1.8 million in income tax) in discontinued operations which reflects the actuarial computed liability through February 2011 when the Company's obligation will end.

2003 COMPARED WITH 2002

Results of Continuing Operations

The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as percentage of net sales for years ended:

                                                               -----------------
                                                               2003        2002
                                                               -----------------
Net sales                                                      100.0%      100.0%
Cost of products sold                                           83.3        80.3
                                                               -----       -----
  Gross profit                                                  16.7        19.7

Operating expenses                                              12.4        13.8
                                                               -----       -----
  Operating income                                               4.3         5.9

Interest expense                                                 2.5         3.1
                                                               -----       -----
  Income from continuing operations before income
    taxes and cumulative effect of change in
    accounting principle                                         1.8         2.8

Income tax provision                                             0.7         1.2
                                                               -----       -----
  Income from continuing operations before
    cumulative effect of change in accounting principle          1.1 %       1.6 %
                                                               =====       =====

Net sales for 2003 were $343.8 million, or 9.3% higher than the $314.5 million net sales reported in 2002. Each of the business segments increased their net sales primarily through price increases, introduction of product line expansions or the expansion of market share. Much of the Company's underlying markets, especially commercial, industrial and telecom construction, trended lower this year compared with 2002.

Operationally, the Company continues to focus on a key strategic objective of on-time, in-full, error-free delivery of products and services to our customers. This objective is tracked daily to limit the amount of backorders and time to ship. There has been continuous improvement in the Company's operational performance allowing it to obtain opportunities for market share expansion, especially with its electrical distributors and retail customers.

Gross profit in 2003 was $57.5 million compared with the $62.0 million gross profit in 2002. Gross margins were unfavorably impacted by higher raw material costs that were not able to be completely recovered with price increases and higher employee benefit costs as previously discussed. The manufacturing facilities experienced higher capacity utilization this year going from 61.0% in 2002 to 68.0% in 2003. The increase was primarily in the PVC and HDPE pipe extrusion facilities as the molding facilities have continuously run at consistently higher rates the last several years. The overall cost of the Company's supply chain, including distribution and freight costs, were higher in the current year by only 4.0%, while the increased shipping activity rose in excess of 10%. This was caused by the distribution operation successfully focusing on improving bin accuracy, therefore, raising their productivity throughout the year. Meanwhile, freight costs are trending upward slightly due to the rising fuel costs and carrier consolidations. The Company monitors key transportation metrics to attempt to control freight costs while still serving the customers.

Operating expenses were lower in 2003 by $0.6 million to $42.9 million from $43.5 million in 2002. Variable selling and marketing costs tracked upward with the increased sales levels adding approximately $1.7 million in costs in 2003. These higher costs were offset primarily by favorable bad debt experience ($1.0 million) this year and a significant decline in incentive compensation awards ($2.2 million) as operating goals were, for the most part, not met. As a result, operating income for 2003 was $14.7 million (4.3% of net sales) compared with $18.5 million (5.9% of net sales) in 2002.

Net interest expense of $8.5 million in 2003 decreased by $1.1 million compared with 2002. The decline was primarily due to lower average interest rates of 6.21% in 2003 compared with 6.86% in 2002, while the average outstanding debt was $102.5 million in 2003 compared with $110.0 million in 2002.

The income tax provision for 2003 reflects an effective tax rate of 39.0%.


The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $25.5 million for 2003 and $30.2 million for 2002.

The components of this calculation are as follows:

(Dollars in thousands)

                                            2003                2002
                                        --------------     ---------------

Operating income                             $ 14,658            $ 18,509
Depreciation                                    9,195              10,074
Amortization                                    1,599               1,599
                                        --------------     ---------------

EBITDA                                       $ 25,452            $ 30,182
                                        ==============     ===============


EBITDA is a calculation used by management to measure liquidity. EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be an alternative to operating income or cash flows from operating activities as a measure of liquidity.

The following is a reconciliation of cash provided by operating activities to
EBITDA:


(Dollars in thousands)
                                             2003               2002
                                        --------------     ---------------
Cash provided by operating activities        $  9,711            $ 26,520
Interest expense                                8,527               9,583
Increase (Decrease) in operating
  assets and liabilities                        7,214              (5,921)
                                             --------            --------

EBITDA (earnings before interest, taxes,
  depreciation and amortization) (2)         $ 25,452            $ 30,182
                                             ========            ========


BUSINESS SEGMENTS

Carlon

Net sales in the Company's largest business segment increased by $5.1 million (a 3.4% increase) to $154.1 million in 2003 from $149.0 million in 2002. The entire increase came from higher sales of electrical products as the telecom product sales remained relatively flat. In 2003 Carlon introduced a Key Account Management Program. Its objectives are to focus selling and marketing, along with other support services, and growth opportunities on strategic accounts that have higher long-term growth potential. This effort, along with selective product line expansions, supported the net sales growth in 2003. Other than residential construction, which continued its double digit growth, the markets serviced by Carlon including commercial, industrial and telecom construction continued their contraction in 2003 as businesses put off new investments.

Gross margins were adversely affected in this business segment as raw material cost increases, primarily PVC and HDPE resins, were not able to be fully passed on as higher selling prices. This business segment is impacted by capacity utilization primarily in the molding and HDPE extrusion facilities. The molding facilities continued to experience good utilization, exceeding an average of 90.0% for 2003. The HDPE extrusion facilities, while recording better utilization in 2003, still are using less than 50.0% of their available capacity. The Company continues to look for alternative markets, such as gas collection pipe, to help improve utilization rates in these plants and is considering additional rationalization of capacity.

The operating income for this business segment fell in 2003 to $11.8 million from $14.4 million in 2002, a decline of $2.6 million, or 18.1%. Actual operating expenses were lower than the prior year as the business segment implemented cost containment programs during the year. The entire decline in margins came from higher cost of sales as described above.

Lamson Home Products

This business segment, which serves primarily the "do-it-yourself" home improvement market, was favorably impacted by continued strong existing home sales, low interest rates and rising consumer confidence. In addition, the various supply chain initiatives undertaken over the last several years, including leveraging the Company's enterprise resource planning system, have resulted in fill rates (the number of order line items filled with the first shipment) that average above 98.0% for the entire year. This operational performance, along with continuous innovation on new products and product line expansions, has resulted in this business segment gaining additional market share with various customers. In particular, Lamson Home Products was named sole source for all of Home Depot's non-metallic electrical box business in mid-2003. The rollout of this additional business was substantially complete at the 2003 year-end. In summary, for 2003, this business segment increased its net sales to $84.9 million, a $13.4 million, or 18.7% increase, over the $71.5 million in net sales in 2002.

Lamson Home Products, like Carlon, was unable to pass on the higher raw material costs realized this year. However, through the evolution of sales mix to higher margin products, the continued favorable utilization of the molding facilities that support this business segment and the spreading of relatively fixed distribution expenses over higher volume, Lamson Home Products was able to maintain gross margins at approximately the same rate as the prior year.

Operating expenses for Lamson Home Products rose about 11.0% over 2002 primarily as a result of higher variable selling expenses with the increased net sales levels. Overall, the business segment realized $13.8 million in operating income in 2003, an increase of $3.4 million, or 33.3% over the 2002 operating income of $10.3 million.

PVC Pipe

The year 2003 was another difficult one for the PVC Pipe business segment, as the commercial, industrial and telecom construction markets, as previously discussed, continued their downward trend. The majority of the Company's pipe pounds are sold into these markets while the strong residential construction market consumes smaller pipe sizes and thus, a lower percentage of volume. Total PVC resin pounds sold in 2003 was down approximately 1.0% from 2002 while pricing was up an average of 8.4% over the prior year. Overall, the PVC Pipe business increased net sales in 2003 to $104.9 million from $94.0 million, a rise of $10.9 million, or 11.6%. As part of the PVC Pipe business, Lamson Vylon Pipe, a unit that markets large diameter sewer pipe, was able to produce additional sales this year by introducing small diameter sizes of sewer pipe.

Gross margins in the business segment eroded in 2003 as resin costs averaged 25.0% higher than the prior year while only about a third of this cost increase (8.4%) was able to be passed on to customers. On a positive note, the PVC Pipe extrusion facilities increased their capacity utilization by almost 5 basis points due to the reduction of PVC inventory during 2002.

Operating expenses for the PVC Pipe business segment remained fairly consistent with the prior year while the operating loss for 2003 totaled $5.1 million versus a $0.8 million loss in 2002.

Liquidity and Capital Resources

The Company's primary source of liquidity and capital resources is cash generated from operating activities and availability under its credit facility.

Cash provided by operating activities in 2003 was $9.7 million compared with $26.5 million in 2002 and $30.1 million in 2001. Cash generated from earnings was down this year by approximately $4.5 million from 2002. Cash generated by working capital was lower by approximately $21.0 million this year. The higher sales levels did generate higher customer cash receipts as there was only an increase of $1.5 million in accounts receivable to a balance of $38.2 million at January 3, 2004. Days sales outstanding also improved at 2003 year-end to 49.8 days from 52.7 and 56.9 days at 2002 and 2001 year-end, respectively.

In the prior year, the Company aggressively drove inventories down by approximately $10.0 million as sales activity declined due to weak market conditions. Inventories in 2003 decreased further by approximately $2.0 million despite the higher sales levels, and inventory turns improved to 7.4 times from
6.5 times in 2002. Both raw material and work-in-process inventories have declined due to key initiatives of increasing consigned inventory and the improved blend plant logistics. The Company invested more in finished goods inventory to support sales order fill rates for market share gains realized in the second half of 2003. In addition, the year-end average cost of key raw materials, primarily PVC and HDPE resins, have risen by over 12.0% compared with year-end 2002.

The Company's operating cash flow was lower than anticipated due to a timing difference between fiscal year periods. Due to the year-end cut-off of January 3, 2004, several cash payments were made at the end of fiscal year 2003, which were not paid in the fiscal year ending December 28, 2002. These include items such as resin vendor and lease payments, which are due at calendar months-end. The year-end interest payments of $1.8 million also effectively lowered other accrued expenses. During the first quarter of 2003 approximately $2.8 million in bonuses were paid that were earned in 2002 while very minimal levels of payments for incentive compensation were made in 2002.

Due to improved pension asset returns in 2003, no additional voluntary contributions were made in 2003 compared with the discretionary $6.0 million voluntary contribution made in the prior year.

Cash invested in capital expenditures more than doubled this year to $8.6 million compared with $4.0 million in 2002. Approximately $3.5 million was spent improving the supply chain by adding blend facilities at two extrusion facilities, which eliminated over $2.0 million in work-in-process inventory, reduced interplant freight charges and improved customer service. The remaining capital expenditures were primarily spent to enhance factory automation, tooling for product line expansions and the replacement and upgrading of various molds and other equipment.

The Company continues to have adequate credit capacity; however, availability has declined to around $9.0 million at the 2003 year-end in line with the seasonal needs of the business. The Company was able to lower its leverage ratio, which will, in turn, be reflected as a 50 basis point decline in the secured bank facility interest rate beginning in the first quarter of 2004.

The Company continues to operate under a Business Plan (the "Plan") accepted by the New York Stock Exchange Inc. ("NYSE") in December 2002. The Company submitted its Plan to the NYSE in October 2002 in order to comply with the listing requirements of the NYSE. This effort followed a formal notice from the NYSE that the Company was, at the time of the notice, below the NYSE's continued listing criteria of a total market capitalization of not less than $50.0 million over a 30-day trading period and shareholder equity of not less than $50.0 million. The Company's plan has been reviewed quarterly by the NYSE to monitor progress towards achieving the prescribed listing criteria levels. At the end of 2003, the Company's market capitalization was $75.8 million and its shareholders' equity was $38.5 million.

On January 30, 2004, the NYSE received approval from the Securities and Exchange Commission ("SEC") to amend its new and continued listing criteria. While the SEC approved a six-month pilot program to allow time for comments on the amendments, permanent approval is expected once the comment process is completed. The transition rules provided for in the pilot program will allow the Company to first complete its existing plan period and, secondly, then be evaluated in relation to the new standards. The amended NYSE listing criteria will provide that a listed company, such as the Company, will be below continued listing compliance standards if either (1) its average global market capitalization over a 30 trading-day period is below $75.0 million and, at the same time, its shareholder equity is less than $75.0 million; (2) its average market capitalization is less than $25.0 million over a 30 trading-day period, or (3) the average closing price of a security is less than $1.00 over a 30 trading-day period. The Company is currently in compliance with these enhanced listing requirements of the NYSE and while there is no guarantee of prospective market valuations, the Company is confident that it will remain so during the remainder of its Plan period which expires in April 2004. The Company's global market capitalization on February 18, 2004 is $77.2 million.

OUTLOOK FOR 2004

Housing starts reached levels in 2003 of approximately 2.0 million units, which is the highest activity level in nearly 20 years. This growth, along with strong existing home sales, was fueled by continued low interest rates. It is anticipated that interest rates will remain relatively stable at this level until at least mid-year 2004 when modest increases are expected. Therefore, management believes residential construction, although decreasing from near record levels, will still remain in the 1.7 to 1.8 million unit range in 2004. In addition, it is estimated that the median age of homes is over 30 years, which is fueling increased rehabilitation and remodeling expenditures. Conversely, commercial, industrial and telecom construction activity is thought to have hit their low points during 2003. Given the current excess space and infrastructure capacity that remains underutilized, management does not anticipate an increase in commercial and industrial construction until the second half of 2004 after the economic recovery is more stable and sustained, particularly in the manufacturing sector. Telecom projects are expected to be about the same as 2003, as companies are still acquiring already existing network assets rather than building new ones and new technology applications, such as fiber to the home, are progressing slowly and awaiting more signs of consumer acceptance and enhanced paybacks. The one possibility of growth in telecom sales for Carlon comes from market share gains with existing customers through its Key Account Management program and the emergence of Carlon as one of the stronger national suppliers remaining for the major telecom customers (telephone and cable TV companies).

PVC and HDPE resin costs are beginning 2004 at higher levels than in early 2003 and are expected to increase further through the second quarter, before leveling off, fueled by high natural gas, feedstock costs and industry capacity restraints. The weaker dollar and increased economic activity globally have caused the export of resin to become more attractive and support continued higher costs domestically. The Company has announced price increases in its Carlon business segment and expects the PVC Pipe segment to also have higher selling prices in order to recoup these higher costs.

During 2003, the Company has implemented cost savings and containment measures that should benefit 2004 results. Improvements made in the supply chain, namely the investment in blend facilities at two extrusion facilities, the increased use of automation and improvements made to tooling and molds will allow the Company to be more efficient and lower product costs. Structural changes were made to existing medical plans with the goal of limiting this benefit cost growth in 2004. Finally, management continues to review opportunities for capacity rationalization in its extrusion operations in order to lower its investment and improve profitability.

Cash flow from operating activities in 2004 is expected to improve from 2003 as operating results become more profitable and through the absence of the doubling up of various trade and accrual payments made in 2003. Capital expenditures should be $7.0 million to $9.0 million as the Company plans to invest in projects to improve productivity, quality and the rollout of new products.

The Company's secured credit agreement is scheduled to expire in August 2005. It is management's intent to replace this facility prior to August 2004 with other long-term debt. During 2003 the financial covenants were adjusted to reflect the current estimated operating levels. Based on the expected results for 2004, management does not anticipate any covenant issues for the remaining term of the agreement.

In summary, we estimate that net sales in 2004 will increase 6.0% to 8.0%, coming primarily from higher pricing expected in the PVC Pipe business segment and the rationalization of market share gains made by Lamson Home Products in the latter part of 2003. Given consideration of the higher cost of raw materials and offsetting savings from the implementation of operational improvement initiatives, we believe that earnings per diluted share for continuing operations in 2004 should increase 25.0% to 30.0% over 2003 results, excluding the discontinued operations charge, to .34 to .38 cents per diluted share.

CRITICAL ACCOUNTING ESTIMATES

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

ACCOUNTS RECEIVABLE ALLOWANCES

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. A sudden and prolonged deterioration in the economy could adversely affect the Company's customers (especially related to the telecom or retail market) requiring the Company to increase these allowances.

INVENTORY VALUATION

A sudden or unexpected decline in PVC resin costs, coupled with a slow-down in sales volume, could result in write downs of inventory valuations. If such adverse conditions would occur, the Company cannot readily predict the effect on its financial condition or results of operations as any such effect depends on both future results of operations and the magnitude and timing of the adverse conditions.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The measurement of liabilities related to pension plans and other post-retirement benefits is impacted by management's assumptions related to interest rates, return on plan assets, rate of compensation increases and healthcare trend rates. Actual pension plan asset performance will either increase or decrease the unamortized actuarial gains or losses, which affects future pension expense. Likewise, variations between actual and estimated healthcare trend rates will affect retiree medical expense in the future. See Note D to the Consolidated Financial Statements. For 2004, certain key assumptions have been adjusted, including the lowering of both the assumed return on plan assets from 9.0% to 8.50% and the discount rate from 6.8% to 6.25%.

ENVIRONMENTAL AND LEGAL OBLIGATIONS

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

DEFERRED TAX ASSETS

As of January 3, 2004, the Company had approximately $25.6 million of net deferred tax assets including loss carryforwards that expire through 2022 and other temporary differences. The realization of these net assets is based primarily upon estimates of future taxable income. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur.

GOODWILL VALUATION

As disclosed in the Company's consolidated financial statements, the Company has goodwill of $21.5 million, the majority of which relates to the telecom reporting unit in the Carlon business segment. An annual impairment test of goodwill is performed by an independent third party as of the first day of the fourth quarter (or as conditions warrant). The test as of October 5, 2003 resulted in no additional impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of the telecom reporting unit. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

STOCK OPTION ACCOUNTING

As allowed by SFAS No. 123 and No. 148, the Company has adopted the disclosure - only provisions of the Standard and does not recognize expense for stock options granted to employees. See Note A to the Consolidated Financial Statements for the impact on earnings if the Company was required to reflect this expense in operating results.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as "special purpose entities"
(SPEs). In the ordinary course of business, the Company leases certain real properties and equipment as disclosed in Note C to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of January 3, 2004:

(Dollars in thousands)                                      PAYMENT DUE BY PERIOD
                                   ------------------------------------------------------------------------
                                                  LESS THAN          1-3             3-5          MORE THAN
                                    TOTAL           1 YEAR          YEARS           YEARS          5 YEARS
                                   --------       ---------        --------        --------       ---------
CONTRACTUAL OBLIGATIONS:
Long-Term Debt Obligations         $ 94,750        $ 11,760        $ 72,031        $  1,359        $  9,600
Capital Lease Obligations                 -               -               -               -               -
Operating Lease Obligations          20,839           4,745           7,849           4,104           4,141
Purchase Obligations                      -               -               -               -               -
Other Long-Term Liabilities               -               -               -               -               -
                                   --------        --------        --------        --------        --------
Total                              $115,589        $ 16,505        $ 79,880        $  5,463        $ 13,741
                                   ========        ========        ========        ========        ========

FORWARD-LOOKING STATEMENTS

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

2002 COMPARED WITH 2001

Results of Continuing Operations

Net sales declined in 2002 by $38.2 million or 10.8% compared with 2001. The greatest reduction was experienced in the Carlon business segment, as net sales were $39.1 million or 20.8% lower in 2002 compared with 2001. Almost the entire shortfall was due to the significant decline of over 30.0% in telecommunications infrastructure related sales. The electrical product sales in this segment declined only nominally in 2002 from 2001, as strong residential and utility markets offset declines in commercial and industrial construction. Favorable existing home sales activity, driven by low interest rates, the introduction of innovative new products and the expansion of market share with its largest customers all led to the $9.4 million increase in net sales in the Lamson Home Products business segment. This represents a 15.1% improvement over the $62.1 million in net sales in 2001. Overall, net sales for the PVC Pipe business segment fell by $8.4 million or 8.2% to $94.0 million in 2002 compared with $102.4 million in 2001. Pipe volume shipped in 2002 was 7.7% lower than 2001 while average pricing for the current year was approximately the same as the prior year. The volume decline primarily reflects the soft market conditions for both telecommunications and commercial construction projects.

Gross margin in 2002 was 19.7%, an increase of 13.0% over the 17.4% realized in 2001. The largest improvement was generated in the PVC Pipe business as selling prices stayed fairly level with the prior year, while operating costs and net material costs per pound declined slightly. The overall manufacturing utilization rates in 2002 were at 61.0% compared with 73.0% experienced in 2001 and was almost entirely offset by cost savings from the restructuring efforts at the end of 2001 and disciplined cost controls employed throughout the year. Finally, the significant increase in Lamson Home Products sales in 2002 helped the Company to leverage their largely fixed cost base, improving the segment's gross margin. This helped to offset the lower margins in the Carlon business segment, which resulted from the continued downturn in telecom related products.

Operating expenses were reduced to $43.5 million, or 13.8% of sales, in 2002, a $9.5 million, or 17.9%, decrease from the $53.0 million, or 15.0% of net sales, incurred in 2001. Approximately half of the 2002 reduction in expenses is a direct result of the elimination of goodwill amortization as required by SFAS No. 142 (see Note B). The remainder of the decline is a combination of cost savings from the full year effect of reductions in the salary workforce implemented in the fourth quarter of 2001, lower variable selling expenses from the reduced sales levels and tight control over discretionary spending primarily involving marketing programs and travel-related expenditures. These savings were partially offset by increased employee benefit costs including pensions, medical programs, incentive compensation plans, professional fees and higher bad debt expense driven by telecom market bankruptcy activity. Operating income for 2002 was $18.5 million, or 5.9% of net sales, compared with $6.2 million, or 1.8%, of net sales in 2001. This improvement of almost 200% is a result of the operating expense net reduction in the current year as described above.

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

Almost all of the Company's long-term debt obligations bear interest at a variable rate. In order to mitigate the risk associated with interest rate fluctuations, in the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, $29.5 million outstanding at January 3, 2004, and effectively fixed the variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 5.0%. The average rate at January 3, 2004 is 9.94%. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss.

These risks and others that are detailed in this Form 10-K must be considered by any investor or potential investor in the Company.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS:

Report of Independent Auditors.................................................................................   18

Statement of Management's Responsibility.......................................................................   19

Consolidated Statements of Operations for Fiscal Years Ended 2003, 2002, 2001..................................   20

Consolidated Statements of Cash Flows for Fiscal Years Ended 2003, 2002, 2001..................................   21

Consolidated Balance Sheets at January 3, 2004 and December 28, 2002...........................................   22

Consolidated Statements of Shareholders' Equity for Fiscal Years Ended 2003, 2002, 2001........................   24

Notes to Consolidated Financial Statements.....................................................................   25

FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts and Reserves...................................................   42

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
The Lamson & Sessions Co.

We have audited the accompanying consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
February 13, 2004

                    STATEMENT OF MANAGEMENT'S RESPONSIBILITY

We have prepared the financial statements and other financial information contained in this Annual Report.

The management of Lamson & Sessions is responsible for the integrity of this financial information. The financial statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include certain amounts based on management's reasonable best estimates and judgments, giving due consideration to materiality. Financial information contained elsewhere in this Annual Report is consistent with that contained in the financial statements.

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

To meet management's responsibility for financial reporting, we have established internal control systems that we believe are adequate to provide reasonable assurance that our assets are protected from loss. These systems produce data used for the preparation of published financial information and provide for appropriate reporting relationships and division of responsibility. All significant systems and controls are reviewed periodically by management and the internal audit function in order to ensure compliance and by our independent auditors to support their audit work. It is management's policy to implement recommendations resulting from this review.

The Audit Committee of the Board of Directors, composed solely of independent directors, meets regularly with management, the internal audit group and our independent auditors to review accounting, auditing and financial matters. The independent auditors and the internal audit group have free access to the Audit Committee, with or without management, to discuss the scope and results of their audits and the adequacy of the system of internal controls.

/s/ John B. Schulze
-------------------------------------
John B. Schulze
Chairman of the Board, President and
Chief Executive Officer

/s/ James J. Abel
-------------------------------------
James J. Abel
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer

/s/ Lori L. Spencer
-------------------------------------
Lori L. Spencer
Vice President and Controller

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 FISCAL YEARS
                                                                                ---------------------------------------------
(Dollars in thousands, except per share data)                                     2003              2002              2001
                                                                                ---------------------------------------------
NET SALES                                                                       $ 343,835         $ 314,475         $ 352,672

Cost of products sold                                                             286,300           252,499           291,272
                                                                                ---------         ---------         ---------

GROSS PROFIT                                                                       57,535            61,976            61,400

Operating expenses                                                                 42,877            43,467            52,962
Net gain                                                                                -                 -            (4,550)
Restructuring and impairment charge                                                     -                 -             6,805
                                                                                ---------         ---------         ---------

OPERATING INCOME                                                                   14,658            18,509             6,183

Interest expense, net                                                               8,527             9,583            11,626
                                                                                ---------         ---------         ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                                    6,131             8,926            (5,443)

Income tax provision (benefit)                                                      2,391             3,900            (1,600)
                                                                                ---------         ---------         ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               3,740             5,026            (3,843)

Loss from discontinued operations, net of income tax
  benefit of $1,750 (Note G)                                                    $  (2,738)        $       -         $       -
                                                                                ---------         ---------         ---------

Income (loss) before cumulative effect of change in accounting principle            1,002             5,026            (3,843)

Cumulative effect of change in accounting
  principle, net of income tax benefit of $13,750                                       -           (46,250)                -
                                                                                ---------         ---------         ---------
NET INCOME (LOSS)                                                               $   1,002         $ (41,224)        $  (3,843)
                                                                                =========         =========         =========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) from continuing operations before cumulative effect
  of change in accounting principle                                             $    0.27         $    0.36         $   (0.28)

Loss from discontinued operations, net of tax                                       (0.20)                -                 -

Cumulative effect of change in accounting
  principle, net of tax                                                                 -             (3.36)                -
                                                                                ---------         ---------         ---------
NET EARNINGS (LOSS)                                                             $    0.07         $   (2.99)        $   (0.28)
                                                                                =========         =========         =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) from continuing operations before cumulative effect
  of change in accounting principle                                             $    0.27          $   0.36         $   (0.28)

Loss from discontinued operations, net of tax                                       (0.20)                -                 -

Cumulative effect of change in accounting
  principle, net of tax                                                                 -             (3.36)                -
                                                                                ---------         ---------         ---------

NET EARNINGS (LOSS)                                                             $    0.07         $   (2.99)        $   (0.28)
                                                                                =========         =========         =========

See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FISCAL YEARS
                                                                   ------------------------------------------
(Dollars in thousands)                                               2003             2002             2001
                                                                   ------------------------------------------
OPERATING ACTIVITIES

Net income (loss)                                                  $  1,002         $(41,224)        $ (3,843)
Adjustments to reconcile net income (loss) to cash provided
  by operating activities:
     Loss from discontinued operations                                2,738                -                -
     Cumulative effect of change in accounting principle                  -           46,250                -
     Depreciation                                                     9,195           10,074           11,848
     Amortization                                                     1,599            1,599            6,171
     Net gains                                                            -                -           (2,950)
     Restructuring and impairment charge                                  -                -            7,672
     Deferred income taxes                                            2,280            4,645           (1,934)
     Net change in working capital accounts:
       Accounts receivable                                           (1,510)           2,518           14,581
       Inventories                                                    2,087            9,853           15,914
       Prepaid expenses and other                                      (689)             610             (909)
       Accounts payable                                              (4,281)            (766)          (6,534)
       Accrued expenses and other current liabilities                (2,041)           2,441           (3,768)
     Pension plan contributions                                      (1,126)          (6,477)            (310)
     Other long-term items                                              457           (3,003)          (5,862)
                                                                   --------         --------         --------
CASH PROVIDED BY OPERATING ACTIVITIES                                 9,711           26,520           30,076

INVESTING ACTIVITIES
     Net additions to property, plant and equipment                  (8,562)          (3,952)          (7,980)
     Proceeds from sale of business                                       -                -            1,411
     Acquisitions and related items                                    (813)          (1,000)          (2,987)
                                                                   --------         --------         --------
CASH USED IN INVESTING ACTIVITIES                                    (9,375)          (4,952)          (9,556)

FINANCING ACTIVITIES
     Net payments under secured credit agreement                       (600)         (23,000)         (20,900)
     Proceeds from refinancing                                            -            4,250                -
     Payments on other long-term borrowings                            (772)          (1,487)          (1,185)
     Exercise of stock options                                            8                -              278
                                                                   --------         --------         --------
CASH USED IN FINANCING ACTIVITIES                                    (1,364)         (20,237)         (21,807)
                                                                   --------         --------         --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (1,028)           1,331           (1,287)
Cash and cash equivalents at beginning of year                        1,496              165            1,452
                                                                   --------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $    468         $  1,496         $    165
                                                                   ========         ========         ========

See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

January 3, 2004 and December 28, 2002

(Dollars in thousands)                                                               2003            2002
                                                                                   --------        --------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                       $    468        $  1,496
   Accounts receivable, net of allowances of
   $1,532 and $1,924, respectively                                                   38,196          36,686
   Inventories, net
     Raw materials                                                                    2,560           3,349
     Work-in-process                                                                  3,266           5,932
     Finished goods                                                                  24,317          22,949
                                                                                   --------        --------
                                                                                     30,143          32,230
   Deferred tax assets                                                                7,996           9,979
   Prepaid expenses and other                                                         4,574           4,373
                                                                                   --------        --------
                                                       TOTAL CURRENT ASSETS          81,377          84,764

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                3,537           3,537
  Buildings                                                                          25,776          24,910
  Machinery and equipment                                                           121,887         116,595
                                                                                   --------        --------
                                                                                    151,200         145,042
  Less allowances for depreciation and amortization                                  99,874          93,293
                                                                                   --------        --------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                                              51,326          51,749

GOODWILL                                                                             21,519          21,558

PENSION ASSETS                                                                       30,016          30,882

DEFERRED TAX ASSETS                                                                  17,612          16,879

OTHER ASSETS                                                                          6,463           7,873
                                                                                   --------        --------

                                                               TOTAL ASSETS        $208,313        $213,705
                                                                                   ========        ========

See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

January 3, 2004 and December 28, 2002

(Dollars in thousands, except per share data)                                         2003              2002
                                                                                    ---------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                               $  16,928         $  21,209
     Accrued compensation and benefits                                                 10,633            11,660
     Customer volume & promotional accrued expenses                                     6,024             4,593
     Other accrued expenses                                                             8,273            11,024
     Taxes                                                                              3,408             3,854
     Current maturities of long-term debt                                              11,760            11,772
                                                                                    ---------         ---------
                                                  TOTAL CURRENT LIABILITIES            57,026            64,112

LONG-TERM DEBT                                                                         82,990            84,350

POST-RETIREMENT BENEFITS AND OTHER
  LONG-TERM LIABILITIES                                                                29,782            29,067

SHAREHOLDERS' EQUITY
     Common shares, without par value, stated value of $0.10 per share, authorized 20,000,000 shares; outstanding, 13,787,145 shares in 2003
        and 13,777,608 shares in 2002                                                   1,379             1,378
     Other capital                                                                     75,534            75,499
     Retained earnings (deficit)                                                      (33,829)          (34,831)
     Accumulated other comprehensive income (loss)                                     (4,569)           (5,870)
                                                                                    ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                                             38,515            36,176
                                                                                    ---------         ---------
                                   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $ 208,313         $ 213,705
                                                                                    =========         =========

See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Cumulative Other
                                                                                     Comprehensive Income (Loss)
                                                                                ------------------------------------
                                                                    Retained    Interest      Foreign       Minimum      Total
                                             Common     Other       Earnings     Rate         Currency      Pension   Shareholders'
(Dollars in thousands)                       Shares    Capital     (Deficit)     Swaps      Translation    Liability     Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 30, 2000                $  1,369   $ 74,997     $ 10,236    $      -      $   (530)     $    (43)   $ 86,029

Net loss                                           -          -       (3,843)          -             -             -      (3,843)
Other comprehensive income (loss):
   Foreign currency translation                    -          -            -           -           (61)            -         (61)
   Minimum pension liability                       -          -            -           -             -          (378)       (378)
   Interest rate swaps                             -          -            -      (1,034)            -             -      (1,034)
                                                                                                                        --------
Total comprehensive income (loss)                  -          -            -           -             -             -      (5,316)
Issuance of 80,331 shares
   under employee benefit plans                    9        502            -           -             -             -         511
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 29, 2001                $  1,378   $ 75,499     $  6,393    $ (1,034)     $   (591)     $   (421)   $ 81,224

Net loss                                           -          -      (41,224)          -             -             -     (41,224)
Other comprehensive income (loss):
   Foreign currency translation                    -          -            -           -           (23)            -         (23)
   Minimum pension liability,
     net of $2,100 tax                             -          -            -           -             -        (3,285)     (3,285)
   Interest rate swaps                             -          -            -        (516)            -             -        (516)
                                                                                                                        --------
Total comprehensive income (loss)                  -          -            -           -             -             -     (45,048)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 28, 2002                $  1,378   $ 75,499     $(34,831)   $ (1,550)     $   (614)     $ (3,706)   $ 36,176

Net income                                         -          -        1,002           -             -             -       1,002
Other comprehensive income:
   Foreign currency translation                    -          -            -           -           173             -         173
   Minimum pension liability,
     net of $266 tax                               -          -            -           -             -           417         417
   Interest rate swaps, net of $454 tax            -          -            -         711             -             -         711
                                                                                                                        --------
Total comprehensive income                                                                                                 2,303
Issuance of 9,537 shares                           -          -            -           -             -             -           -
   under employee benefit plans                    1         35            -           -             -             -          36
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 3, 2004                  $  1,379   $ 75,534     $(33,829)   $   (839)     $   (441)     $ (3,289)   $ 38,515
================================================================================================================================

See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three fiscal years ended January 3, 2004

NOTE A--ACCOUNTING POLICIES

Fiscal Year: The Company's fiscal year end is the Saturday closest to December
31.

Principles of Consolidation and Presentation: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of intercompany items. Certain 2002 and 2001 items have been reclassified to conform with the 2003 financial statement presentation.

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

Impairment of Long-Lived Assets: During 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company would record an impairment charge or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, measured using undiscounted cash flows, or the useful life has changed. During 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement is effective for disposal activities initiated after December 31, 2002. The adoption of this Standard did not have a material effect on the Company's results of operations, financial condition or liquidity.

Goodwill: Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method. Goodwill is no longer amortized, but instead is tested for impairment at least annually (see Note B).

Stock Compensation Plans: At January 3, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note I. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                                                                                                   FISCAL YEARS
                                                                                 -----------------------------------------------
(Dollars in thousands, except per share data)                                       2003             2002                2001
                                                                                 -----------------------------------------------
Net income (loss)                                             As reported        $    1,002        $  (41,224)        $   (3,843)
Total stock-based employee
  compensation, net of tax                                                             (646)             (761)              (664)
                                                                                 ----------        ----------         ----------
Net income (loss)                                             Pro forma          $      356        $  (41,985)        $   (4,507)
                                                                                 ==========        ==========         ==========

Basic earnings (loss) per share                               As reported        $     0.07        $    (2.99)        $    (0.28)
                                                              Pro forma                0.03             (3.05)             (0.33)

Diluted earnings (loss) per share                             As reported        $     0.07        $    (2.99)        $    (0.28)
                                                              Pro forma                0.03             (3.05)             (0.33)


For pro forma calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                       2003                 2002                2001
                                      ------------------------------------------------
Expected volatility                    58.6%                56.8%                57.2%

Risk-free interest rates               2.98%                4.56%                4.87%

Average expected life                 5 years              5 years             5 years

Income Taxes: The Company accounts for income taxes using the provisions of SFAS No. 109, "Accounting for Income Taxes." Investment tax credits are recorded using the flow-through method.

Revenue Recognition: Revenues are derived from sales to unaffiliated customers and are recognized when products are shipped and title has transferred. Sales discounts, volume and price rebates, allowances and promotional costs are estimated based on contractual commitments and experience and are recorded in the period in which the sale is recognized. Management analyzes historical write-offs, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

Shipping and Handling Costs: All shipping and handling costs are included in the cost of products sold in the Consolidated Statements of Operations.

Research and Development Costs: Research and Development (R&D) costs consist of Company-sponsored activities to develop new value-added products. R&D costs are expensed as incurred and expenditures were $1.9 million, $2.2 million and $2.8 million in 2003, 2002 and 2001, respectively. R&D costs are included in operating expenses in the Consolidated Statements of Operations.

Advertising Costs: Advertising costs are expensed as incurred and totaled $3.2 million, $2.8 million and $3.0 million in 2003, 2002 and 2001, respectively.

NOTE B--GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001 (beginning of fiscal 2002). Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets continue to be amortized over their useful lives.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

Pursuant to the adoption of this Standard, Lamson completed a transitional impairment review for goodwill during the second quarter of 2002 for each of its reporting units. It was determined that the carrying value of the telecom reporting unit (component of the Carlon business segment) exceeded its estimated fair value as determined by utilizing various valuation techniques including discounted cash flows. Given the indication of a potential impairment, the Company completed the assessment of the implied fair value of the goodwill for the telecom reporting unit, which resulted in an impairment loss of $60.0 million ($46.3 million after tax). This transitional impairment loss was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. The transitional impairment loss is a one-time, non-cash charge. No reclassifications were required between intangible assets and goodwill pursuant to the adoption of this Standard. The impairment test conducted as of October 5, 2003 resulted in no additional impairment being recorded. Of the $21.5 million of goodwill remaining on the balance sheet at January 3, 2004 approximately $20.0 million relates to the telecom reporting unit in the Carlon business segment and the remainder is included in the Lamson Home Product business segment.

The Company's other intangible assets and related accumulated amortization is as follows:

(Dollars in thousands)

                             NON-COMPETE
                              AGREEMENTS        PATENTS         TOTAL
                             ------------       -------         -------
JANUARY 3, 2004
---------------
Gross                           $ 6,500         $ 2,150         $ 8,650
Accumulated amortization         (4,252)         (1,386)         (5,638)
                                -------         -------         -------
  Net value                     $ 2,248         $   764         $ 3,012
                                =======         =======         =======

DECEMBER 28, 2002
-----------------
Gross                           $ 6,500         $ 2,150         $ 8,650
Accumulated amortization         (2,952)         (1,087)         (4,039)
                                -------         -------         -------

  Net value                     $ 3,548         $ 1,063         $ 4,611
                                =======         =======         =======

All non-compete agreements are included in the Carlon business segment and all patents are included in the Lamson Home Products business segment. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the three succeeding years will be $1.6 million, $1.2 million and $0.2 million for 2004 through 2006, respectively.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

Prior to the adoption of SFAS No. 142 in fiscal 2002, amortization expense was recorded for goodwill. For comparison purposes, supplemental net income and earnings per common share for the year ended 2001 are provided as follows:

(Dollars in thousands, except per share amounts)        FISCAL YEAR
                                                        -----------
                                                           2001
                                                        -----------
Net (loss) income as previously reported                  $(3,843)
Goodwill amortization, net of tax                           3,646
                                                          -------

Net (loss) income, excluding goodwill amortization        $  (197)
                                                          =======
(Loss) earnings per common share,
    excluding goodwill amortization
      Basic                                               $ (0.01)
      Diluted                                             $ (0.01)

NOTE C--LONG-TERM DEBT AND COMMITMENTS

Long-term debt consists of the following:

                                                FISCAL YEARS
                                          ----------------------
(Dollars in thousands)                     2003            2002
                                          ----------------------
Secured Credit Agreement:
  Term                                    $14,300        $28,800
  Revolver                                 67,100         53,200
                                          -------        -------
                                           81,400         82,000

Industrial Revenue Bonds                    9,195          9,855
Mortgage                                    4,155          4,267
                                          -------        -------
                                           94,750         96,122
Less amounts classified as current         11,760         11,772
                                          -------        -------

                                          $82,990        $84,350
                                          =======        =======

In August 2000, the Company completed the refinancing of its previously secured credit agreement by entering into a new five-year, $125 million revolving credit agreement with a consortium of banks led by Harris Trust of Chicago. In December 2000, in conjunction with the acquisition of Ameriduct, the agreement was amended and increased to a $194 million facility, consisting of $48.5 million in term debt and $145.5 million in a revolver. As of March 27, 2002 the agreement was amended reducing the credit commitments of the lenders to an aggregate $150 million of which $110 million represents a revolving credit facility with the remainder representing term debt. In addition, this amendment provided for a 1% term loan fee and an increase of 1% in the term loan interest rate if the term loan was not paid in full by September 30, 2002. Since the term loan was not paid off, the increase in interest rate and additional fee were realized. The term portion of this agreement requires principal payments of $2.0 million on March 31 and June 30 and $3.5 million on September 30 and December 31 of each year with a balloon payment in August 2005. This agreement is

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES secured by substantially all of the Company's assets. Interest on the revolver portion of the facility is at LIBOR plus 1.5% to 4.0% and LIBOR plus 2.5% to 5.0% for the term portion. The specific rate is determined based on the ratio of indebtedness to adjusted earnings before interest, taxes, depreciation and amortization and is calculated quarterly. The average rate at January 3, 2004 is 5.36%. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $14.8 million under the agreement. Total availability at January 3, 2004, under the secured credit agreement, approximates $9.0 million. The Company's credit agreement contains various restrictive covenants pertaining to maintenance of net worth, certain financial ratios and prohibits stock repurchases and dividend payments. In February 2004, the credit agreement was amended to address the impact of the discontinued operations charge recognized in 2003.

The Company's Industrial Revenue Bond financings include several issues due in annual installments from 2004 through 2023 with interest at variable rates. The weighted average rate for these bonds at January 3, 2004 was 1.41%. When consideration is given to the cost of related letters of credit, the effective weighted-average interest rate is 5.41% at January 3, 2004.

The mortgage on the Company's headquarters is payable in equal monthly installments of $24,000 through 2012 with interest at prime rate plus .25% (4.25% at January 3, 2004).

The aggregate minimum combined maturities of long-term debt for the year 2005 through 2008 are approximately $71,260,000, $771,000, $877,000 and $482,000, respectively, with $9,600,000 due thereafter.

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, $29.5 million outstanding at January 3, 2004, which effectively fixes interest rates on its variable rate debt at 5.41% and 5.48%, plus the Company's risk premium of 1.5% to 4.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of 2003 of an $839,000 (net of $536,000 in tax) loss has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $1,158,000 loss on the fair value of the hedges is classified in current accrued liabilities, with the remaining $217,000 loss classified as a long-term liability.

Interest paid was $8,609,000, $8,752,000 and $9,573,000 in 2003, 2002 and 2001,
respectively.

Rental expense was $5,620,000, $5,777,000 and $6,268,000 in 2003, 2002 and 2001,
respectively. Aggregate future minimum payments related to non-cancelable operating leases with initial or remaining terms of one year or more for the years 2004 through 2008 are approximately $4,745,000, $4,152,000, $3,697,000,
$2,115,000 and $1,989,000, respectively, with $4,141,000 due thereafter.

NOTE D--PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors several qualified and non-qualified pension plans and other post-retirement benefit plans for its current and former employees. As of January 1, 2003 the Company eliminated the salary defined benefit plan for future employees. This action makes all pension and other post-retirement benefit plans closed to new entrants and will reduce future service costs. The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over each of the two years in the period ended January 3, 2004 and December 28, 2002, respectively, and a statement of the funded status at both years' end:

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                                            PENSION BENEFITS                    OTHER BENEFITS
(Dollars in thousands)                   2003             2002             2003             2002
                                       --------         --------         --------         --------
CHANGE IN BENEFIT OBLIGATION
Obligation at beginning of year        $ 77,504         $ 75,817         $ 13,488         $ 12,732
Service cost                              1,069            1,104                9               15
Interest cost                             5,044            5,219            1,168              851
Plan participants' contribution               -                -              129              107
Plan amendment                                -                -            1,487                -
Actuarial loss                            4,243            1,994            4,511            1,964
Benefits paid                            (6,618)          (6,630)          (1,992)          (2,181)
                                       --------         --------         --------         --------
Obligation at end of year              $ 81,242         $ 77,504         $ 18,800         $ 13,488
                                       ========         ========         ========         ========

The increase in other benefit obligations during 2003 resulted from the transfer of some participants from HMO's to other plans.


                                                           PENSION BENEFITS                   OTHER BENEFITS
(Dollars in thousands)                                  2003            2002             2003             2002
                                                      --------         --------         --------         --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year        $ 62,877         $ 72,511         $      -         $      -
Actual return on plan assets                            14,977           (9,481)               -                -
Employer contributions                                   1,126            6,477            1,863            2,074
Plan participants' contributions                             -                -              129              107
Benefits paid                                           (6,618)          (6,630)          (1,992)          (2,181)
                                                      --------         --------         --------         --------
Fair value of plan assets at end of year              $ 72,362         $ 62,877         $      -         $      -
                                                      ========         ========         ========         ========

The pension plan weighted-average asset allocation at year ended 2003 and 2002 and target allocation for 2004 are as follows:

                        TARGET              PLAN ASSETS
ASSET CATEGORY           2004           2003          2002
---------------         ------          ----         -----
Equity securities         70.0%         75.0%         53.3%

Debt securities           29.0%         22.2%         28.9%

Other                      1.0%          2.8%         17.8%
                         -----         -----         -----
                         100.0%        100.0%        100.0%
                         =====         =====         =====

The 2002 plan assets include cash which was contributed by the Company at year-end and remained uninvested in the equity securities.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D--PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS--CONTINUED

The Company's defined benefit plan assets are managed by institutional investment managers who have been selected based upon their respective investment discipline and historical performance. The asset allocation has a strong bias towards equities because of their higher investment return potential compared with fixed income alternatives. The participants in the defined benefit plans total approximately 3,600 at the beginning of 2003 of which approximately 44.0% are retired and receiving benefit payments. In order to maintain an appropriate funding level, the Company believes that it is necessary and prudent to accept the higher risk associated with equities in order to achieve higher return levels over the long-term.

The Company expects to contribute $2.0 million to its defined benefit plans in 2004.

Plan assets include 860,856 shares of the Company's common stock with a fair market value at January 3, 2004 of $5.0 million and $2.7 million at December 28, 2002.

                                                  PENSION BENEFITS                    OTHER BENEFITS
(Dollars in thousands)                          2003             2002             2003             2002
                                              --------         --------         --------         --------
FUNDED STATUS
Fund status at end of year                    $ (8,880)        $(14,627)        $(18,800)        $(13,488)
Unrecognized actuarial loss                     32,958           40,751            4,993              728
Unrecognized transition (asset)                   (988)          (1,076)               -                -
Unrecognized prior service cost (gain)             369              408             (491)          (2,038)
                                              --------         --------         --------         --------
Net amount recognized at end of year          $ 23,459         $ 25,456         $(14,298)        $(14,798)
                                              ========         ========         ========         ========

The pension benefits table above provides information relating to the funded status of all defined benefit pension plans on an aggregated basis. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $31.9 million, $28.9 million and $16.9 million, respectively, as of January 3, 2004 and $28.1 million, $25.0 million and $13.4 million, respectively, as of December 28, 2002.

The following table provides the amounts recognized in the consolidated balance sheets for both years:

                                                   PENSION BENEFITS                   OTHER BENEFITS
(Dollars in thousands)                          2003            2002             2003             2002
                                              --------         --------         --------         --------
Prepaid benefit cost                          $ 30,016         $ 30,881         $      -         $      -
Accrued benefit liability                      (12,121)         (11,685)         (14,298)         (14,798)
Intangible asset                                   172              184                -                -
Accumulated other comprehensive income           5,392            6,076                -                -
                                              --------         --------         --------         --------
                                              $ 23,459         $ 25,456         $(14,298)        $(14,798)
                                              ========         ========         ========         ========

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The assumptions used in the calculation of amounts recognized for the Company's benefit plans at January 3, 2004 and December 28, 2002 were:

                                       PENSION BENEFITS         OTHER BENEFITS
                                      2003         2002        2003         2002
                                      ----         ----        ----         ----
Discount rate                         6.25%         6.8%       6.25%        6.75%

Expected return on plan assets         9.0%         9.5%          -            -

Rate of salary increase                4.0%         4.0%          -            -

The return on pension plan assets for 2004 will be lowered to 8.5%. The expected long-term rate of return on assets is determined by considering historical rates of return, the weighting of plan assets by investment group, targeted weighting of assets and the current return trends. The Company has elected to defer recognition of the potential effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until authoritative guidance on the accounting for the federal subsidy is issued.

For measurement purposes, an 11.0% average healthcare cost trend rate was used for 2004 (12.0% in 2003). The rate is assumed to decline gradually each year to an ultimate rate of 5.0% in 2010 and thereafter. A 1.0% change in assumed healthcare cost trend rates would have the following effects:

(DOLLARS IN THOUSANDS)                                 1% INCREASE         1% DECREASE
                                                       -----------         -----------
Net periodic benefit cost                                 $    78            $   (67)
Accumulated post-retirement benefit obligation            $ 1,184            $(1,034)

The components of net periodic benefit cost (income) are as follows:

                                                 PENSION BENEFITS                                OTHER BENEFITS
(Dollars in thousands)                 2003           2002            2001            2003           2002            2001
                                     -------         -------         -------         -------        -------         -------
Service cost                         $ 1,069         $ 1,104         $ 1,054         $     9        $    15         $    14
Interest cost                          5,044           5,219           5,280           1,168            851             911
Expected return on assets             (5,402)         (6,593)         (8,241)              -              -               -
Net amortization and deferral          2,412             971             (72)            186           (387)           (420)
Defined contribution plans               938             987             965               -              -               -
                                     -------         -------         -------         -------        -------         -------

                                     $ 4,061         $ 1,688         $(1,014)        $ 1,363        $   479         $   505
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

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E--LITIGATION

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3.0 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic then filed a petition for certiorari with the United States Supreme Court. The United States Supreme Court reversed the decision of the Court of Appeals and remanded the case back to it. In March 2003, the Court of Appeals remanded this litigation back to the United States District Court for reconsideration. The Company does not expect this matter to be finally determined in 2004.

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

NOTE F--ENVIRONMENTAL

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

During 1999, the Company reached a settlement on litigation involving environmental matters at a property sold by the Company in 1981 whereby the Company agreed to incur costs of certain remediation activities, which will occur over the next eight years. Management's current estimates of the costs, $4.7 million, are accrued primarily in other long-term liabilities.

NOTE G--DISCONTINUED OPERATIONS

The Company is contingently liable for certain post-retirement medical and life insurance benefits of YSD, a business which the Company sold in 1988. Based on the deteriorating financial condition of YSD, the Company concluded that this business will probably be unable to continue funding these benefits. The Company has, therefore, recorded at January 3, 2004 a discontinued operations charge reflecting the estimated liability ($4.5 million less income tax of $1.8 million) that the Company will be required to assume if YSD defaults on these obligations.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE H--COMMON, PREFERRED, PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at January 3, 2004 or December 28, 2002. The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value ("Series II Preference Stock"), which relates to the Rights Agreement, dated as of September 8, 1998, between the Company and National City Bank (the "Rights Agreement").

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

NOTE I--STOCK COMPENSATION PLANS

On April 22, 2004, the Company's Nonemployee Directors Stock Option Plan will expire. At January 3, 2004, there were options outstanding under the Plan representing 123,000 shares of the Company's common stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through May 5, 2013.

On May 5, 1998, the Company's 1988 Incentive Equity Performance Plan expired. At January 3, 2004, there were options outstanding under the Plan representing 804,450 shares of the Company's Common Stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through April 20, 2008.

Under the 1998 Incentive Equity Plan, the Company is authorized to issue 1,950,000 incentive stock options (ISOs), non-qualified stock options, stock appreciation rights (SARs) and restricted or deferred stock. Stock options generally become exercisable, in part, one year after date of grant and expire at the end of ten years. At January 3, 2004, under this Plan, a total of 187,393 shares were available for future grant.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

A summary of the status of the Company's three stock compensation plans as of January 3, 2004, December 28, 2002 and December 29, 2001, and changes during the respective years then ended, is presented below:

                                                         2003                          2002                          2001
                                              -------------------------      ------------------------       -----------------------
                                                            WEIGHTED-                    WEIGHTED-                     WEIGHTED-
                                                            AVERAGE                       AVERAGE                       AVERAGE
(SHARES IN THOUSANDS)                          SHARES    EXERCISE PRICE      SHARES    EXERCISE PRICE       SHARES   EXERCISE PRICE
                                              -------------------------      ------------------------       -----------------------
Outstanding at beginning of year                 2,359    $      6.68          2,032    $      7.20          1,874    $      6.69
Granted                                            417           3.47            416           4.17            370           9.77
Exercised                                           (2)          4.63              -              -           (128)          5.25
Forfeited                                         (161)          6.00            (89)          6.67            (84)         10.19
                                                 -----    -----------          -----    -----------          -----    -----------
Outstanding at end of year                       2,613    $      6.21          2,359    $      6.68          2,032    $      7.20
                                                 =====    ===========          =====    ===========          =====    ===========

Options exercisable at year-end                  1,904    $      6.93          1,694    $      6.92          1,410    $      6.68

Weighted-average fair value of options
   granted during the year                                $      1.83                   $      2.21                   $      5.28

The following table summarizes information about options outstanding at January 3, 2004:

                                              OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                       -----------------------------------------------------------------     -------------------------------------
                                         WEIGHTED-AVERAGE
    RANGE OF             SHARES              REMAINING                  WEIGHTED-AVERAGE       SHARES             WEIGHTED-AVERAGE
EXERCISE PRICES        AT 01/03/04     CONTRACTUAL LIFE (YRS)            EXERCISE PRICE      AT 01/03/04           EXERCISE PRICE
---------------        -----------     ----------------------            --------------      -----------           --------------
    $ 3-5               1,049,575             7.70                          $  4.07             408,720               $  4.65
      5-8               1,082,450             3.70                          $  6.76           1,079,117               $  6.77
     8-11                 470,500             5.30                          $  9.47             405,833               $  9.41
    12-18                  10,000             6.56                          $ 17.94              10,000               $ 17.94

The Company has deferred compensation plans that provide both certain executive officers and directors of the Company with the opportunity to defer receipt of bonus compensation and director fees, respectively. The Company funds these deferred compensation liabilities by making contributions to the Rabbi Trusts which invest exclusively in the Company's common shares. In accordance with Emerging Issues Task Force (EITF) 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," both the trust assets and the related obligation are recorded in equity at cost and offset each other. There were a total of 427,500 common shares at January 3, 2004 (366,057 at December 28, 2002) with a cost of $2.4 million ($2.2 million at December 28, 2002). Fair market value of the shares were $2.5 million at January 3, 2004 ($1.2 million at December 28, 2002).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE J--EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

                                                             FISCAL YEARS
                                              -----------------------------------------
(Dollars and shares in thousands,               2003            2002             2001
  except per share data)                      -----------------------------------------
BASIC EARNINGS PER SHARE COMPUTATION
  Net Income (Loss)                           $  1,002        $(41,224)        $ (3,843)
                                              ========        ========         ========
  Average Common Shares Outstanding             13,785          13,778           13,757
                                              ========        ========         ========
  Basic Earnings (Loss) Per Share             $   0.07        $  (2.99)        $  (0.28)
                                              ========        ========         ========
DILUTED EARNINGS PER SHARE COMPUTATION
  Net Income (Loss)                           $  1,002        $(41,224)        $ (3,843)
                                              ========        ========         ========
  Basic Shares Outstanding                      13,785          13,778           13,757
  Stock Options Calculated Under
      the Treasury Stock Method                    109               -                -
                                              --------        --------         --------
  Total Shares                                  13,894          13,778           13,757
                                              ========        ========         ========
  Diluted Earnings (Loss) Per Share           $   0.07        $  (2.99)        $  (0.28)
                                              ========        ========         ========

NOTE K--INCOME TAXES

Components of income tax provision (benefit) reflected in the consolidated statements of income are as follows:

                                      FISCAL YEARS
                          --------------------------------------
(Dollars in thousands)     2003            2002            2001
                          -------        -------         -------
Current:
   Federal                $    22        $    70         $   (53)
   State and local             89             34             164
                          -------        -------         -------
                              111            104             111

Deferred:
   Federal                  1,988          3,561          (1,379)
   State and local            292            235            (332)
                          -------        -------         -------
                            2,280          3,796          (1,711)
                          -------        -------         -------

Total                     $ 2,391        $ 3,900         $(1,600)
                          =======        =======         =======

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The components of deferred taxes included in the consolidated balance sheets as of January 3, 2004 and December 28, 2002 are as follows:

                                                                            FISCAL YEARS
                                                                     -------------------------
(Dollars in thousands)                                                 2003             2002
                                                                     -------------------------
Deferred tax assets:
         Net operating loss carryforwards (Federal & State)          $ 11,361         $ 12,031
         Goodwill                                                      10,976           12,164
         Other accruals, credits and reserves                           7,194            8,329
         General business and alternative minimum tax credits           2,191            2,163
         Post-retirement benefits other than pensions                   6,505            5,179
                                                                     --------         --------

Total deferred tax assets                                              38,227           39,866
Less valuation allowance                                                 (370)            (370)
                                                                     --------         --------
Total deferred tax assets                                              37,857           39,496

Deferred tax liabilities:
         Tax in excess of book depreciation                             5,908            5,861
         Pensions                                                       6,341            6,777
                                                                     --------         --------
         Total deferred tax liabilities                                12,249           12,638
                                                                     --------         --------

Total net deferred tax assets                                        $ 25,608         $ 26,858
                                                                     ========         ========

The Company has available federal net operating loss carryforwards totaling approximately $30.9 million, which expire primarily from 2012 to 2022. The Company also has available general business tax credit carryforwards of $1.3 million, which expire through 2018 and alternative minimum tax credit carryforwards of approximately $0.9 million, which may be carried forward indefinitely. The valuation allowance was established in 2002 against certain general business credits and is based upon projected earnings and the ability to use these credits.

The provision for income taxes for continuing operations is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

                                                             FISCAL YEARS
                                               --------------------------------------
(Dollars in thousands)                           2003           2002            2001
                                               --------------------------------------
Tax expense at statutory rates                 $ 2,146        $ 3,124         $(1,905)
Adjustment due to:
          Change in valuation allowance              -            370               -
          State and local income taxes              89             22            (225)
          Non-deductible goodwill                    -              -             734
          Other                                    156            384            (204)
                                               -------        -------         -------

                                               $ 2,391        $ 3,900         $(1,600)
                                               =======        =======         =======

Income taxes paid in 2003 and 2001 were $121,000 and $1,256,000, respectively. In 2002 the Company received an income tax refund of $1,385,000.

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

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)                                                2003             2002              2001
                                                                   ---------         ---------         ---------
NET SALES
Carlon                                                             $ 154,090         $ 149,037         $ 188,161
Lamson Home Products                                                  84,862            71,486            62,128
PVC Pipe                                                             104,883            93,952           102,383
                                                                   ---------         ---------         ---------
                                                                   $ 343,835         $ 314,475         $ 352,672
                                                                   =========         =========         =========

OPERATING INCOME (LOSS)
Carlon                                                             $  11,840         $  14,395         $  14,585
Lamson Home Products                                                  13,766            10,324             3,724
PVC Pipe                                                              (5,119)             (784)          (11,220)
Corporate Office                                                      (5,829)           (5,426)             (906)
                                                                   ---------         ---------         ---------
                                                                   $  14,658         $  18,509         $   6,183
                                                                   =========         =========         =========

DEPRECIATION AND AMORTIZATION
Carlon                                                             $   6,801         $   7,507         $  12,080
Lamson Home Products                                                   1,722             1,954             2,508
PVC Pipe                                                               2,271             2,212             3,431
                                                                   ---------         ---------         ---------
                                                                   $  10,794         $  11,673         $  18,019
                                                                   =========         =========         =========
IDENTIFIABLE ASSETS
Carlon                                                             $  79,900         $  83,750         $ 153,194
Lamson Home Products                                                  30,065            27,222            28,157
PVC Pipe                                                              34,232            35,862            45,684
Corporate Office (includes deferred tax and pension assets)           64,116            66,871            46,786
                                                                   ---------         ---------         ---------
                                                                   $ 208,313         $ 213,705         $ 273,821
                                                                   =========         =========         =========

Operating income in 2003 and 2002 in the Carlon and Lamson Home
Products business segments exclude the amortization of goodwill whereas 2001 operating income includes the amortization of goodwill (see Note B).

The reduction in Carlon identifiable assets in 2002 includes the write-off of $60.0 million in goodwill (see Note B) while the Corporate Office assets increased by the related $13.7 million of deferred tax assets.

Substantially all sales are made within North America. Net sales to a single customer within the Carlon and PVC Pipe segments totaled approximately 14.0% in 2003, 15.0% in 2002 and 14.0% in 2001 of consolidated net sales. Net sales to a single customer within the Lamson Home Products segment totaled approximately 11.0% in 2003 and 10.0% in 2002 of consolidated net sales.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE M--RESTRUCTURING, IMPAIRMENT CHARGE AND NET GAINS

Due to the dramatic downturn in the economy in 2001, especially in the telecommunications infrastructure market, the Company evaluated all of the Company's facilities and equipment to reduce excess capacity by eliminating or consolidating assets to more efficiently service its markets and lower its fixed cost base. As a result of this evaluation the Company recognized a $7.7 million restructuring and impairment charge in the fourth quarter of 2001. Included in this charge is approximately $3.5 million related to the elimination of approximately 15.0% of the Company's HDPE capacity through disposal of several excess extrusion lines. The Company had also approved the shutdown and sale of one of its facilities. The facility (asset held for sale at the end of 2002) was written down by $1.7 million (included in the $3.5 million charge) to its estimated fair value. In addition, several underperforming product lines in the Carlon and PVC Pipe segments were eliminated during the fourth quarter of 2001 resulting in a $2.9 million charge. Approximately $0.9 million of this charge is for obsolete inventory which is included in cost of products sold while the remainder is primarily the write-off and disposal of related manufacturing assets. Also included in the charge is $0.9 million for the write-off of corporate fixed assets that were obsolete. Finally, the Company reduced its salary workforce by approximately 17.0% in 2001 of which approximately 10.0% occurred in the fourth quarter resulting in a $0.4 million charge, representing severance payments which were paid in the first half of 2002.

As of January 3, 2004, the Company has been unable to sell, due to weak commercial real estate market conditions, the facility held for sale (noted above) and has therefore reclassified it as an asset held and used under SFAS No. 144. Management intends to vacate this property and proceed with its efforts to sell it during 2004. The asset had been written down in 2001 to its estimated fair value with no additional adjustment deemed necessary in 2003.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE N--SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

                                                                                                         BASIC EARNINGS(LOSS)
                                                                                                           PER COMMON SHARE
                                                                                                  ---------------------------------
                                                         INCOME (LOSS) FROM                        INCOME (LOSS) FROM
                                                       CONTINUING OPERATIONS          NET         CONTINUING OPERATIONS     NET
                          NET               GROSS         BEFORE EFFECT OF           INCOME         BEFORE EFFECT OF      INCOME
                         SALES              PROFIT       ACCOUNTING CHANGE           (LOSS)         ACCOUNTING CHANGE     (LOSS)
                       --------            --------    ---------------------        --------      --------------------    -------
FISCAL 2003:
  First quarter        $ 79,445            $ 13,271          $    226               $    226             $ 0.02            $ 0.02
  Second quarter         87,072              16,056             1,703                  1,703               0.12              0.12
  Third quarter          95,251              15,283             1,518                  1,518               0.11              0.11
  Fourth quarter         82,067              12,925            (2,445)                (2,445)             (0.18)            (0.18)
                       --------            --------          --------               --------             ------            ------
TOTAL                  $343,835            $ 57,535          $  1,002               $  1,002             $ 0.07            $ 0.07

FISCAL 2002:
  First quarter        $ 68,083            $ 11,479          $   (756)              $(47,006)            $(0.05)           $(3.41)
  Second quarter         89,198              19,499             2,408                  2,408               0.17              0.17
  Third quarter          82,381              18,226             2,594                  2,594               0.19              0.19
  Fourth quarter         74,813              12,772               780                    780               0.06              0.06
                       --------            --------          --------               --------             ------            ------
TOTAL                  $314,475            $ 61,976          $  5,026               $(41,224)            $ 0.36*           $(2.99)


                                 DILUTED EEARNINGS (LOSS)
                                     PER COMMON SHARE
                            --------------------------------                    CLOSING
                             INCOME (LOSS) FROM                               MARKET PRICE
                            CONTINUING OPERATIONS      NET                     PER SHARE
                               BEFORE EFFECT OF       INCOME            ----------------------
                              ACCOUNTING CHANGE       (LOSS)            HIGH              LOW
                            ---------------------     ------            -----            -----
FISCAL 2003:
  First quarter                     $ 0.02            $ 0.02            $5.60            $3.11
  Second quarter                      0.12              0.12             5.57             4.00
  Third quarter                       0.11              0.11             5.80             4.82
  Fourth quarter                     (0.18)            (0.18)            6.42             5.50
                                    ------            ------
TOTAL                               $ 0.07            $ 0.07

FISCAL 2002:
  First quarter                     $(0.05)           $(3.41)           $6.00            $4.00
  Second quarter                      0.17              0.17             6.00             3.85
  Third quarter                       0.19              0.19             4.05             2.75
  Fourth quarter                      0.06              0.06             3.70             2.50
                                    ------            ------
TOTAL                               $ 0.36*           $(2.99)

   The Company recorded a charge from discontinued operations of $2,738, net of tax, during the fourth quarter of 2003 (see Note G).

* Earnings per share were computed on a stand-alone quarterly basis for each respective quarter. Therefore, the sum of the Basic and Diluted Earnings Per Common Share Before Effect of Accounting Change in 2002 do not equal the year's total due to rounding.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

                                                            BALANCE AT        CHARGED TO                               BALANCE AT
                                                           BEGINNING OF       COSTS AND         DEDUCTIONS               END OF
                       DESCRIPTION                            PERIOD           EXPENSES          AND OTHER               PERIOD
--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 3, 2004
Allowances deducted from assets:
                Trade receivable allowances                   $ 1,924          $  (290)          $   102   (A)          $ 1,532
                Inventory obsolescence reserve                    747              596               761   (B)              582
                Other current and long-term assets                466                -               (54)                   520
Accounts and loss reserves included in
 current and long-term liabilities                              4,962                -               215   (C)            4,747

--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 28, 2002
Allowances deducted from assets:
                Trade receivable allowances                   $ 2,122          $   676           $   874   (A)          $ 1,924
                Inventory obsolescence reserve                  1,754              782             1,789   (B)              747
                Other current and long-term assets                989                -               523   (D)              466
Accounts and loss reserves included in
 current and long-term liabilities                              5,374                -               412   (C)            4,962

--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 29, 2001
Allowances deducted from assets:
                Trade receivable allowances                   $ 2,394          $   422           $   694   (A)          $ 2,122
                Inventory obsolescence reserve                  1,039            2,043             1,328   (B)            1,754
                Other current and long-term assets                800              492               303                    989
Accounts and loss reserves included in
 current and long-term liabilities                              3,968            1,750               344   (C)            5,374
-------------------------------------------------------------------------------------------------------------------------------

Note A - Principally write-off of uncollectible accounts and disputed items, net of recoveries.

Note B - Principally the disposal of obsolete inventory.

Note C - Principally payments on obligations for previously-owned businesses.

Note D - Principally the disposal of fixed assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9(a). CONTROLS AND PROCEDURES

As of January 3, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      (a)  Directors.

                           The information set forth under the caption "Election of Directors", "Audit Committee Financial Expert" and "Standing Committees of the Board of Directors - The Audit Committee" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2004 is hereby incorporated by reference.

                      (b)  Executive Officers - See Part I.

                      (c)  Compliance with Section 16(a) of the Exchange Act.

                           The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2004 is hereby incorporated by reference.

                      (d)  Code of Ethics.

                           The information set forth under the caption "Code of Ethics" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2004 is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2004 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Ownership of the Company's Common Shares," "Election of Directors" and "Security Ownership of Management" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2004 is hereby incorporated by reference.

The table below sets forth certain information regarding the following equity compensation plans of the Company as of January 3, 2004: 1988 Incentive Equity Performance Plan (As Amended as of October 19, 2000) (the "1988 Plan"), 1998 Incentive Equity Plan (As Amended and Restated as of April 27, 2001) (the "1998 Plan"), Nonemployee Directors Stock Option Plan (As Amended and Restated as of July 19, 2001) (the "Directors Option Plan"), Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated as of October 18, 2001) (the "Directors Deferred Plan") and Deferred Compensation Plan for Executive Officers (As Amended and Restated as of October 18, 2001) (the "Executive Officers Deferred Plan"). All of those plans have been approved by shareholders, except the Directors Deferred Plan and the Executive Officers Deferred Plan.

                                                                                         NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                                     NUMBER OF SECURITIES        WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                      TO BE ISSUED UPON         EXERCISE PRICE OF          EQUITY COMPENSATION
                                       EXERCISE OF OUT-            OUTSTANDING             PLANS (EXCLUDING
                                       STANDING OPTIONS,        OPTIONS, WARRANTS       SECURITIES REFLECTED IN
          PLAN CATEGORY               WARRANTS AND RIGHTS           AND RIGHTS                 COLUMN (A))
          -------------               -------------------       -----------------       -----------------------
                                              (a)                       (b)                        (c)
Equity compensation plans approved
by security holders                         2,612,525                 $6.21                     187,393(1)
Equity compensation plans not
approved by security holders                        0                   N/A                           0(2)
Total                                       2,612,525                 $6.21                     187,393

(1) Reflects 187,393 Common Shares remaining available under the 1998 Plan, which authorizes the Governance, Nominating and Compensation Committee to make awards of Option Rights, Appreciation Rights, Restricted Shares, Deferred Shares, Performance Shares and Performance Units.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past fiscal year, the Company, in the normal course of business, utilized the services of the law firm of Jones Day, in which Mr. Coquillette, a director of the Company, is a partner. The Company plans to continue using the services of the firm in 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Independent Auditors" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2004 is hereby incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

                  1.       Financial Statements

                           Consolidated Statements of Operations for Fiscal Years Ended 2003, 2002 and 2001.

                           Consolidated Statements of Cash Flows for Fiscal Years Ended 2003, 2002 and 2001.

                           Consolidated Balance Sheets at January 3, 2004 and December 28, 2002.

                           Consolidated Statements of Shareholders' Equity for Fiscal Years Ended 2003, 2002 and 2001.

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

         (b)      Reports on Form 8-K

                  1. The Company's Current Report on Form 8-K, dated October 30, 2003, relating to the Company's earnings for the third quarter of 2003.

                  2. The Company's Current Report on Form 8-K dated December 31, 2003, related to the Company's revised earnings estimates for the fourth quarter 2003.

         (c)      Exhibits - See 15(a) 3.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this February 20, 2004.

                                        THE LAMSON & SESSIONS CO.

                                        By /s/ James J. Abel
                                           ------------------------------------
                                           James J. Abel
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 19, 2004.

      SIGNATURE                                       TITLE

/s/ John B. Schulze                       Chairman of the Board, President
--------------------------                and Chief Executive Officer
John B. Schulze                           (Principal Executive Officer)

/s/ James J. Abel                         Executive Vice President, Secretary,
--------------------------                Treasurer and Chief Financial Officer
James J. Abel                             (Principal Financial Officer)

/s/ Lori L. Spencer                       Vice President and Controller
--------------------------                (Principal Accounting Officer)
Lori L. Spencer

/s/ James T. Bartlett*                    Director
--------------------------
James T. Bartlett

/s/ Francis H. Beam, Jr.*                 Director
-------------------------
Francis H. Beam, Jr.

/s/ Martin J. Cleary*                     Director
-------------------------
Martin J. Cleary

       SIGNATURE                                     TITLE

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

February 20, 2004                             By /s/ James J. Abel
                                              -------------------------------
                                              James J. Abel, Attorney-in-fact

                                  EXHIBIT INDEX

Management Contracts and Compensatory Plans required to be filed pursuant to
Item 15 of Form 10-K are identified with an asterisk (*).

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

  *10(c)       Form of Amendment to two-year and three-year Executive
               Change-in-Control Agreements between the Company and certain executive officers.

  *10(d) Form of Indemnification Agreement between the Company and the Directors and certain officers (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  10(e)        Amended and Restated Credit Agreement, dated as of December 15,
               2000, among the Company, the Guarantors party thereto, the Lenders party thereto, National City Bank, as Syndication Agent,
               Bank of America, N.A., as Documentation Agent and Harris Trust and Savings Bank as Administrative Agent (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001 (the
               "third quarter 2001 Form 10-Q")).

  10(f) First Amendment to the Amended and Restated Credit Agreement, entered into as of August 1, 2001, among the Company, the Guarantors party thereto, the Lenders party thereto and Harris
               Trust and Savings Bank, as Administrative Agent for the Lenders
               (incorporated by reference to Exhibit 10(a) to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended June
               30, 2001).

  10(g) Second Amendment to the Amended and Restated Credit Agreement, entered into as of October 31, 2001, among the Company, the Guarantors party thereto, the Lenders party thereto and Harris
               Trust and Savings Bank, as Administrative Agent for the Lenders
               (incorporated by reference to Exhibit 10(b) to the third quarter
               2001 Form 10-Q).

EXHIBIT NO.                         DESCRIPTION OF DOCUMENT
-----------                         -----------------------
  10(h)        Third Amendment to the Amended and Restated Credit Agreement,
               entered into as of March 27, 2002, among The Lamson & Sessions
               Co., the Guarantors party thereto, the Lenders party thereto, and
               Harris Trust and Savings Bank, as Administrative Agent for the
               Lenders (incorporated by reference to Exhibit 10(a) to the
               Company's quarterly report on Form 10-Q for the quarterly period ended March 30, 2002).

  10(i) Fourth Amendment to the Amended and Restated Credit Agreement, entered into as of September 30, 2002, among The Lamson &
               Sessions Co., the Guarantors party thereto, the Lenders party thereto, and Harris Trust and Savings Bank, as Administrative
               Agent for the Lenders (incorporated by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended September 28, 2002).

  10(j) Fifth Amendment to the Amended and Restated Credit Agreement, entered into as of July 29, 2003, among The Lamson & Sessions
               Co., the Guarantors party thereto, the Lenders party thereto, and Harris Trust and Savings Bank, as Administrative Agent for the
               Lenders (incorporated by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended July 5, 2003).

  10(k) Sixth Amendment to the Amended and Restated Credit Agreement, entered into as of February 6, 2004, among The Lamson & Sessions
               Co., the Guarantors party thereto, the Lenders party thereto, and Harris Trust and Savings Bank, as Administrative Agent for the
               Lenders.

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

EXHIBIT NO.                           DESCRIPTION OF DOCUMENT
-----------                           -----------------------
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

    23         Consent of Independent Auditors, filed herewith.

    24         Powers of Attorney, filed herewith.

EXHIBIT NO.                       DESCRIPTION OF DOCUMENT
-----------                       -----------------------
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