Form 10-K/A
period 2004-01-03
LAMSON & SESSIONS CO
filed 2004-03-31
CIK 57497

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                               (Amendment No. 1)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

                          COMMISSION FILE NUMBER 1-313

                           THE LAMSON & SESSIONS CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   OHIO                                    34-0349210
------------------------------------------ ------------------------------------------
         (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

                25701 SCIENCE PARK DRIVE, CLEVELAND, OHIO 44122
             ------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  216-464-3400
             ------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

          TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH
                                                           REGISTERED
----------------------------------------    ----------------------------------------
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2004 are incorporated by reference into
Part III of this report.

         EXPLANATORY NOTE:

         The Lamson & Sessions Co. (the "Company") is filing this Form 10-K/A (Amendment No. 1) to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004, as filed by the Company on February 20, 2004 (the "10-K"), to revise an inadvertent inaccuracy in Item 6 concerning 2003 Net Earnings (Loss). The Company is not making any other changes to the 10-K.

         The Company hereby amends Item 6 of the 10-K by striking all text in the current Item 6 and replacing it with the following:

ITEM 6.  SELECTED FINANCIAL DATA
         FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY

                                                                             FISCAL YEARS ENDED
(Dollars in thousands except per share data, shareholders,  ----------------------------------------------------
ASSOCIATES AND PERCENTAGES)                                   2003       2002       2001       2000       1999
----------------------------------------------------------------------------------------------------------------
OPERATIONS:
  NET SALES                                                 $343,835   $314,475   $352,672   $348,733   $291,381
  Cost of products sold                                      286,300    252,499    291,272    260,114    229,981
                                                            --------   --------   --------   --------   --------
  GROSS PROFIT                                                57,535     61,976     61,400     88,619     61,400
  Operating expenses (1)                                      42,877     43,467     52,962     54,132     48,054
  Net gain                                                        --         --     (4,550)        --         --
  Restructuring and impairment charge                             --         --      6,805         --         --
                                                            --------   --------   --------   --------   --------
  OPERATING INCOME                                            14,658     18,509      6,183     34,487     13,346
  Interest expense, net                                        8,527      9,583     11,626      4,539      3,558
                                                            --------   --------   --------   --------   --------
  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
    TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                  6,131      8,926     (5,443)    29,948      9,788
  Income tax provision (benefit)                               2,391      3,900     (1,600)     8,500     (9,000)
                                                            --------   --------   --------   --------   --------
  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        3,740      5,026     (3,843)    21,448     18,788
  Net loss from discontinued operations                       (2,738)        --         --         --         --
  Net cumulative effect of change in accounting principle         --    (46,250)        --         --         --
                                                            --------   --------   --------   --------   --------
  NET INCOME (LOSS)                                         $  1,002   $(41,224)  $ (3,843)  $ 21,448   $ 18,788
                                                            ========   ========   ========   ========   ========
----------------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION:
  Current Assets                                            $ 81,377   $ 84,764   $ 94,085   $134,906   $ 94,704
  Property, Plant and Equipment                               51,326     51,749     57,871     65,297     48,093
  Total Assets                                               208,313    213,705    273,821    320,293    183,319
  Current Liabilities                                         57,026     64,112     62,890     76,656     56,223
  Long-Term Debt                                              82,990     84,350    104,266    130,276     36,919
  Other Long-Term Liabilities                                 29,782     29,067     25,441     27,332     26,808
  Shareholders' Equity                                        38,515     36,176     81,224     86,029     63,369
  Working Capital                                             24,351     20,652     31,195     58,250     38,481
  Capital Expenditures                                         8,562      3,952      7,980     11,085      7,563
----------------------------------------------------------------------------------------------------------------
STATISTICAL INFORMATION:
  Average number of dilutive common shares outstanding        13,894     13,778     13,757     13,989     13,482
  Number of shareholders of record                             1,290      1,305      1,336      1,377      1,558
  Number of associates                                         1,122      1,116      1,115      1,345        963
  Book value per share                                      $   2.77   $   2.63   $   5.90   $   6.15   $   4.70
  Market price per share                                    $   5.50   $   3.40   $   5.24   $  10.50   $   4.88
  Market capitalization                                     $ 75,829   $ 46,844   $ 72,195   $143,819   $ 65,584
  Gross margin as a % of net sales                             16.7%      19.7%      17.4%      25.4%      21.1%
  Operating expenses as a % of net sales                       12.5%      13.8%      15.0%      15.5%      16.5%
  Operating margin as a % of net sales                          4.3%       5.9%       1.8%       9.9%       4.6%
  Cash provided by operating activities                     $  9,711   $ 26,520   $ 30,076   $ 27,521   $ 12,198
  Interest expense                                             8,527      9,583     11,626      4,539      3,558
  Increase (decrease) in operating assets and liabilities      7,214     (5,921)   (17,500)    13,656      7,726
                                                            --------   --------   --------   --------   --------
  EBITDA (earnings before interest, taxes, depreciation
    and amortization)(2)                                      25,452     30,182     24,202     45,716     23,482
  Less: Depreciation and amortization                         10,794     11,673     18,019     11,229     10,136
                                                            --------   --------   --------   --------   --------
  Operating income                                          $ 14,658   $ 18,509   $  6,183   $ 34,487   $ 13,346
                                                            ========   ========   ========   ========   ========
----------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Earnings (Loss) from continuing operations before change
    in accounting principle                                 $   0.27   $   0.36   $  (0.28)  $   1.58   $   1.40
  (Loss) from discontinued operations, net of tax           $  (0.20)        --         --         --         --
  Cumulative effect of change in accounting principle, net
    of tax                                                        --   $  (3.36)        --         --         --
  NET EARNINGS (LOSS)                                       $   0.07   $  (2.99)  $  (0.28)  $   1.58   $   1.40

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Earnings (Loss) from continuing operations before change
    in accounting principle                                 $   0.27   $   0.36   $  (0.28)  $   1.53   $   1.39
  (Loss) from discontinued operations, net of tax           $  (0.20)        --         --         --         --
  Cumulative effect of change in accounting principle, net
    of tax                                                        --   $  (3.36)        --         --         --
  NET EARNINGS (LOSS)                                       $   0.07   $  (2.99)  $  (0.28)  $   1.53   $   1.39


---------------

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2004.


                                          THE LAMSON & SESSIONS CO.

                                          By: /s/ James J. Abel
                                            ------------------------------------
                                            James J. Abel
                                              Executive Vice President,
                                              Secretary,
                                            Treasurer and Chief Financial
                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 19, 2004.

                    SIGNATURE                                               TITLE
                    ---------                                               -----

/s/ JOHN B. SCHULZE                                               Chairman of the Board, President and
------------------------------------------------                  Chief Executive Officer
John B. Schulze                                                   (Principal Executive Officer)

/s/ JAMES J. ABEL                                                 Executive Vice President, Secretary,
------------------------------------------------                  Treasurer and Chief Financial Officer
James J. Abel                                                     (Principal Financial Officer)

/s/ LORI L. SPENCER                                               Vice President and Controller
------------------------------------------------                  (Principal Accounting Officer)
Lori L. Spencer

/s/ JAMES T. BARTLETT*                                            Director
------------------------------------------------
James T. Bartlett

/s/ FRANCIS H. BEAM, JR.*                                         Director
------------------------------------------------
Francis H. Beam, Jr.

/s/ MARTIN J. CLEARY*                                             Director
------------------------------------------------
Martin J. Cleary

/s/ WILLIAM H. COQUILLETTE*                                       Director
------------------------------------------------
William H. Coquillette

/s/ JOHN C. DANNEMILLER*                                          Director
------------------------------------------------
John C. Dannemiller

/s/ GEORGE R. HILL*                                               Director
------------------------------------------------
George R. Hill

/s/ A. MALACHI MIXON, III*                                        Director
------------------------------------------------
A. Malachi Mixon, III

/s/ D. VAN SKILLING*                                              Director
------------------------------------------------
D. Van Skilling


---------------
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K/A (Amendment No.1) pursuant to a Power of Attorney executed on behalf of the above-named directors of The Lamson & Sessions Co. and filed as Exhibit 24 to the 10-K on behalf of The Lamson & Sessions Co.
  and each such person.

  March 31, 2004                         By /s/ James J. Abel
                                            ------------------------------------
                                            James J. Abel
                                            Attorney-in-fact

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