Form 10-Q
period 2004-04-03
LAMSON & SESSIONS CO
filed 2004-05-05
CIK 57497

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 3, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                          Commission File Number 1-313

                           THE LAMSON & SESSIONS CO.
                  --------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Ohio                                   34-0349210
      -------------------------------          ---------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

         25701 Science Park Drive

              Cleveland, Ohio                             44122-7313
      -------------------------------          ---------------------------------
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

Yes          No
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 3, 2004 the Registrant had outstanding 13,787,145 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                                     FIRST QUARTER ENDED
                                                      -------------------------------------------------
                                                               2004                       2003
                                                      ----------------------      ---------------------
NET SALES                                             $ 84,286         100.0%     $ 79,445        100.0%
Cost of products sold                                   69,711          82.7%       66,174         83.3%
                                                      --------                    --------
GROSS PROFIT                                            14,575          17.3%       13,271         16.7%
Operating expenses                                      11,379          13.5%       10,677         13.4%
Other (income)                                            (924)        -1.1%            --          0.0%
                                                      --------                    --------
OPERATING INCOME                                         4,120           4.9%        2,594          3.3%
Interest expense, net                                    1,955           2.3%        2,213          2.8%
                                                      --------                    --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                    2,165           2.6%          381          0.5%
Income tax provision                                       866           1.1%          155          0.2%
                                                      --------                    --------
INCOME FROM CONTINUING OPERATIONS                        1,299           1.5%          226          0.3%
Income from discontinued operations, net of
  income tax of $256                                       401           0.5%           --          0.0%
                                                      --------                    --------
NET INCOME                                            $  1,700           2.0%     $    226          0.3%
                                                      ========                    ========
BASIC EARNINGS PER COMMON SHARE:
Earnings from continuing operations                   $   0.09                    $   0.02
Earnings from discontinued operations, net of tax         0.03                          --
                                                      --------                    --------
NET EARNINGS                                          $   0.12                    $   0.02
                                                      ========                    ========
DILUTED EARNINGS PER COMMON SHARE:
Earnings from continuing operations                   $   0.09                    $   0.02

Earnings from discontinued operations, net of tax         0.03                          --
                                                      --------                    --------
NET EARNINGS                                          $   0.12                    $   0.02
                                                      ========                    ========



See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)                                 FIRST QUARTER                 FIRST QUARTER
                                                           ENDED       YEAR ENDED        ENDED
                                                       -------------------------------------------
                                                           2004           2003           2003
                                                           ----           ----           ----
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                             $     370      $     468      $     598
   Accounts receivable, net of allowances of
   $1,847, $1,532 and $2,061, respectively                  50,612         38,196         42,458
   Inventories, net
      Raw materials                                          3,836          2,560          3,541
      Work-in-process                                        3,594          3,266          5,325
      Finished goods                                        28,967         24,317         28,361
                                                         ---------      ---------      ---------
                                                            36,397         30,143         37,227

   Deferred tax assets                                       7,996          7,996          9,979
   Prepaid expenses and other                                5,981          4,574          4,123
                                                         ---------      ---------      ---------
               TOTAL CURRENT ASSETS                        101,356         81,377         94,385

PROPERTY, PLANT AND EQUIPMENT

   Land                                                      3,336          3,537          3,537
   Buildings                                                24,895         25,776         25,119
   Machinery and equipment                                 120,612        121,887        116,469
                                                         ---------      ---------      ---------
                                                           148,843        151,200        145,125
   Less allowances for depreciation and amortization       100,335         99,874         94,717
                                                         ---------      ---------      ---------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                     48,508         51,326         50,408

GOODWILL                                                    21,519         21,519         21,558

PENSION ASSETS                                              30,140         30,016         30,665

DEFERRED TAX ASSETS                                         16,592         17,612         16,695

OTHER ASSETS                                                 5,828          6,463          7,251
                                                         ---------      ---------      ---------
                  TOTAL ASSETS                           $ 223,943      $ 208,313      $ 220,962
                                                         =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                      $  31,258      $  16,928      $  28,142
   Accrued compensation and benefits                        11,683         10,633          8,673
   Customer volume & promotional accrued expenses            3,011          6,024          2,236
   Other accrued expenses                                    9,098          8,273          9,629
   Taxes                                                     3,777          3,408          3,274
   Current maturities of long-term debt                     11,524         11,760         11,758
                                                         ---------      ---------      ---------
            TOTAL CURRENT LIABILITIES                       70,351         57,026         63,712

LONG-TERM DEBT                                              84,104         82,990         91,766

POST-RETIREMENT BENEFITS AND OTHER
   LONG-TERM LIABILITIES                                    29,181         29,782         28,927

SHAREHOLDERS' EQUITY

   Common shares                                             1,379          1,379          1,379
   Other capital                                            75,534         75,534         75,525
   Retained earnings (deficit)                             (32,129)       (33,829)       (34,605)
   Accumulated other comprehensive income (loss)            (4,477)        (4,569)        (5,742)
                                                         ---------      ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                  40,307         38,515         36,557
                                                         ---------      ---------      ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 223,943      $ 208,313      $ 220,962
                                                         =========      =========      =========





See notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                            FIRST QUARTER ENDED
                                                           ---------------------
                                                             2004          2003
                                                             ----          ----
OPERATING ACTIVITIES
   Net income                                              $  1,700      $    226
   Adjustments to reconcile net income to cash used in
   operating activities:
      Depreciation                                            2,328         2,289
      Amortization                                              400           400
      Gain on sale of property, plant and equipment            (924)           --
      Deferred income taxes                                     957           109
      Net change in working capital accounts:
        Accounts receivable                                 (12,416)       (5,772)
        Inventories                                          (6,254)       (4,997)
        Prepaid expenses and other                           (1,553)          250
        Accounts payable                                     14,330         6,933
        Accrued expenses and other current liabilities         (660)       (7,050)
      Other long-term items                                    (303)          510
                                                           --------      --------
CASH USED IN OPERATING ACTIVITIES                            (2,395)       (7,102)

INVESTING ACTIVITIES
   Net additions to property, plant and equipment              (635)         (948)
   Refund of deposits on equipment operating lease              580            --
   Proceeds from sale of property, plant and equipment        1,536            --
   Acquisitions and related items                               (62)         (250)
                                                           --------      --------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  1,419        (1,198)

FINANCING ACTIVITIES
   Net borrowings under secured credit agreement              1,064         7,600
   Payments on other long-term borrowings                      (186)         (198)
                                                           --------      --------
CASH PROVIDED BY FINANCING ACTIVITIES                           878         7,402
                                                           --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS                           (98)         (898)
Cash and cash equivalents at beginning of year                  468         1,496
                                                           --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    370      $    598
                                                           ========      ========





See notes to Consolidated Financial Statements (Unaudited).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and changes in accounting estimates) considered necessary for a fair presentation have been included. Certain 2003 amounts have been reclassified to conform with 2004 classifications.

NOTE B - INCOME TAXES

The year-to-date 2004 income tax provision was calculated based on management's estimate of the annual effective tax rate of 40% for the year. The provisions for 2004 and 2003 are primarily non-cash charges.

NOTE C - BUSINESS SEGMENTS

The Company's reportable segments are as follows:

Carlon - Industrial, Residential, Commercial, Telecommunications and Utility
Construction: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of enclosures, electrical outlet boxes and fittings. Examples of the applications for the products included in this segment are multi-cell duct systems and High Density Polyethylene ("HDPE") conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

Lamson Home Products - Consumer: The major customers served are home centers and mass merchandisers for the "do-it-yourself" home improvement market. The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, door chimes and lighting controls.

PVC Pipe: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer, power utility and sewer markets. The electrical and telecommunications conduit is made from polyvinyl chloride ("PVC") resin and is used to protect wire or fiber optic cables supporting the infrastructure of power or telecommunications systems.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                   FIRST QUARTER ENDED
                                   -------------------
                                    2004          2003
                                    ----          ----
NET SALES
Carlon                            $ 38,163      $ 33,979
Lamson Home Products                21,045        18,564
PVC Pipe                            25,078        26,902
                                  --------      --------
                                  $ 84,286      $ 79,445
                                  ========      ========

OPERATING INCOME (LOSS)

Carlon                            $  3,639      $  2,006
Lamson Home Products                 2,384         2,623
PVC Pipe                            (1,187)         (701)
Corporate Office                    (1,640)       (1,334)
Other Income (see Note I)              924            --
                                  --------      --------
                                  $  4,120      $  2,594
                                  ========      ========

DEPRECIATION AND AMORTIZATION

Carlon                            $  1,397      $  1,727
Lamson Home Products                   470           433
PVC Pipe                               861           529
                                  --------      --------
                                  $  2,728      $  2,689
                                  ========      ========

Total assets by business segment at April 3, 2004 and January 3, 2004 are as follows:

(Dollars in thousands)

                                                APRIL 3,    JANUARY 3,
                                                  2004         2004
                                                --------    ----------
IDENTIFIABLE ASSETS

Carlon                                          $ 79,833     $ 79,900
Lamson Home Products                              32,954       30,065
PVC Pipe                                          46,862       34,232
Corporate Office (includes deferred tax and
  pension assets)                                 64,294       64,116
                                                --------     --------
                                                $223,943     $208,313
                                                ========     ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income for the first quarters of 2004 and 2003 are as follows:

(Dollars in thousands)

                                             FIRST QUARTER ENDED
                                             -------------------
                                             APRIL 3,    APRIL 5,
                                               2004         2003
                                               ----         ----
Net income                                   $ 1,700      $   226
Foreign currency translation adjustments         (25)          10
Interest rate swaps, net of tax                  117          118
                                             -------      -------
Comprehensive income                         $ 1,792      $   354
                                             =======      =======


The components of accumulated other comprehensive income (loss), at April 3, 2004, January 3, 2004 and April 5, 2003 are as follows:

(Dollars in thousands)

                                           APRIL 3,    JANUARY 3,    APRIL 5,
                                             2004         2004         2003
                                           --------    ----------    --------
Foreign currency translation
  adjustments                              $  (466)     $  (441)     $  (604)
Minimum pension liability adjustments,
  net of tax                                (3,289)      (3,289)      (3,706)
Interest rate swaps, net of tax               (722)        (839)      (1,432)
                                           -------      -------      -------
Accumulated other comprehensive
  income (loss)                            $(4,477)     $(4,569)     $(5,742)
                                           =======      =======      =======

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)


                                                                 FIRST QUARTER ENDED
                                                             -------------------------
                                                                2004           2003
                                                                ----           ----
BASIC EARNINGS-PER-SHARE COMPUTATION
------------------------------------
Net Income                                                   $    1,700     $      226
                                                             ==========     ==========
Average Common Shares Outstanding                                13,787         13,783
                                                             ==========     ==========
Basic Earnings Per Share                                     $     0.12     $     0.02
                                                             ==========     ==========
DILUTED EARNINGS-PER-SHARE COMPUTATION
--------------------------------------
Net Income                                                   $    1,700     $      226
                                                             ==========     ==========
Basic Shares Outstanding                                         13,787         13,783
Stock Options Calculated Under the Treasury Stock Method            171              6
                                                             ----------     ----------
Total Shares                                                     13,958         13,789
                                                             ==========     ==========
Diluted Earnings Per Share                                   $     0.12     $     0.02
                                                             ==========     ==========


NOTE F - DERIVATIVES AND HEDGING

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

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, of which $27.5 million was outstanding at April 3, 2004. The swap agreements effectively fix the interest rate on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 4.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the first quarter 2004 of a $722,000 (net of $462,000 in tax) loss, has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $1,049,000 of loss on the fair value of the hedges is classified in current accrued liabilities, with the remaining $135,000 loss classified as a long-term liability.

The Company has no derivative instruments that are classified as fair value hedges.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE G - DISCONTINUED OPERATIONS

As of the end of the first quarter of 2004 the Company was informed that YSD Industries Inc. ("YSD"), a business which the Company sold in 1988, was selling the assets of the business and would be unable to fund certain post-retirement medical and life insurance benefits, for which the Company was contingently liable. The Company had recorded a net charge ($2.7 million) at the 2003 year-end reflecting the actuarial calculation of this estimated liability for payments to eligible participants through February 2011 when the Company's obligation will end. As a result of YSD's asset sale, the Company was able to realize payment of $668,000 for notes receivable that had been previously written off as uncollectible in 2003. The net impact of this recovery, $401,000 (net of tax), has been recorded as income from discontinued operations in the first quarter of 2004.

NOTE H - STOCK COMPENSATION PLANS

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

(Dollars in thousands, except per share data)

                                                                                    FIRST QUARTER ENDED
                                                                                  --------------------------
                                                                                    2004             2003
                                                                                    ----             ----
Net income                                               As reported              $ 1,700           $   226
Total stock-based employee compensation, net of tax                                  (120)             (187)
                                                                                  -------           -------
Net income                                               Pro forma                $ 1,580           $    39
                                                                                  =======           =======
Basic earnings per share                                 As reported              $  0.12           $  0.02
                                                         Pro forma                   0.11              0.00
Diluted earnings per share                               As reported              $  0.12           $  0.02
                                                         Pro forma                   0.11              0.00


NOTE I - SALE OF ASSETS

In the first quarter of 2004, the Company sold the manufacturing facility located in Pasadena, Texas for net proceeds of $1.5 million. The remaining production equipment will be relocated to other Lamson & Sessions facilities over the next 6 to 9 months. The Company anticipates incurring severance, training and other moving costs of $800,000 to $1,000,000 over this time period. These costs will be charged against other income as required under Financial Accounting Standard (FAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." For the quarter ended April 3, 2004 a gain on the sale of $924,000 has been recorded.

NOTE J - PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors several qualified and non-qualified pension plans and other post-retirement benefit plans for its current and former employees. As of January 1, 2003 the Company eliminated the salary defined benefit pension plan for future employees. This action makes all defined benefit pension and other post-retirement benefit plans closed to new entrants and will reduce future service costs.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The components of net periodic benefit cost (income) are as follows:

(Dollars in thousands)

                                             FIRST QUARTER ENDED
                                  ---------------------------------------------
                                   PENSION BENEFITS          OTHER BENEFITS
                                   ----------------          --------------
                                   2004         2003         2004        2003
                                   ----------------          --------------
Service cost                      $   298      $   267      $     3     $     2
Interest cost                       1,219        1,261          321         214
Expected return on assets          (1,486)      (1,350)          --          --
Net amortization and deferral         388          603           51          34
Defined contribution plans            285          272           --          --
                                  -------      -------      -------     -------
                                  $   704      $ 1,053      $   375     $   250
                                  =======      =======      =======     =======

The Company expects to contribute $2.8 million to its defined benefit pension plans in 2004. No payments were made in the first quarter of 2004.

The above information excludes the effect of YSD's other post-retirement benefit costs which were assumed in April 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements.

EXECUTIVE OVERVIEW

The year 2004 began very slowly and picked up momentum as the weather improved, strong residential construction activity continued and sales of telecom related products strengthened going into the spring construction season.

Although overall inflation remains at around 2.0%, the Company was impacted by the sharply increasing oil prices. The cost of PVC and HDPE resins began to rise in the first quarter of 2004, and supply remains constrained. A stronger export market for these resins, on top of limited supplies and a good domestic market, are supporting higher prices in the foreseeable future.

During this quarter, the Company was able to rationalize some of its capacity in its extrusion operations by selling the Pasadena, Texas facility. This location's blend operations had been closed in 2003 and the remaining manufacturing equipment will be consolidated into other Lamson facilities over the next 6 to 9 months.

Late in the first quarter of 2004, the Company was notified that YSD, a business the Company sold in 1988, was selling the assets of the business and would be unable to fund certain post-retirement medical and life insurance benefits, for which the Company was contingently liable. This obligation extends through February 2011, and the estimated liability of $2.7 million (net of tax) was recorded in 2003 as a charge from discontinued operations. As part of the asset sale by YSD in the first quarter of 2004, the Company was able to recover $668,000 of notes receivable that had been previously written off. The net impact of $401,000 (net of tax) has been recorded as income from discontinued operations in the current quarter.

Finally, the Company has been operating under a compliance plan with the New York Stock Exchange since November 2002 which called for the Company to be in compliance with continued listing standards by the end of the first quarter of 2004. The Company was notified by the New York Stock Exchange in April 2004 that it is considered in good standing and in compliance with the Exchange's continued listing standards.

2004 COMPARED WITH 2003

RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, items from the Consolidated Statements of Operations as a percentage of net sales for first quarters ended:

                                                            FIRST QUARTER ENDED
                                                            -------------------
                                                             2004        2003
                                                             ----        ----
Net sales                                                    100.0%      100.0%
Cost of products sold                                         82.7        83.3
                                                            ------      ------
  Gross profit                                                17.3        16.7
Operating expenses                                            13.5        13.4
Other (income)                                                (1.1)         --
                                                            ------      ------
  Operating income                                             4.9         3.3
Interest expense                                               2.3         2.8
                                                            ------      ------
  Income from continuing operations before income taxes        2.6         0.5
Income tax provision                                           1.1         0.2
                                                            ------      ------
  Income from continuing operations                            1.5%        0.3%
                                                            ======      ======



Overall net sales in the first quarter of 2004 are higher by $4.8 million, or 6.1%, at $84.3 million compared with $79.4 million in the first quarter of 2003. This increase occurred with one less week in the first quarter of 2004 compared with the first quarter of 2003. Shipments in the current quarter began slowly as the weather in January and February curtailed many construction projects nationwide. March shipments, however, were very strong as construction activity picked up and market price increases were broadly announced heading into the spring construction season.

Gross profit also improved in the first quarter of 2004 to $14.6 million (17.3% of net sales) compared with $13.3 million (16.7% of net sales) in the first quarter of 2003. This was primarily due to the higher sales volume experienced in the Carlon and Lamson Home Products business segments. Costs of the underlying raw materials, PVC and HDPE were approximately 13.0% higher than the prior year first quarter. These cost increases are being partially mitigated by continuous productivity improvements at the Company's manufacturing facilities and other supply chain cost reduction programs.

Operating expenses increased to $11.4 million (13.5% of net sales) during the first quarter of 2004 which is in line with the increased net sales levels compared with the first quarter of 2003. In addition to higher variable selling expenses, the Company incurred higher medical costs ($700,000) for active employees along with incentive compensation estimates ($300,000) which were partially offset by lower pension costs ($350,000) and the recovery of a previous bankruptcy claim ($300,000) which had been written off in 2002. The first quarter of 2004's operating income of $4.1 million was also favorably impacted by the sale of the Company's Pasadena, Texas facility. The net gain on this sale was $924,000.

Net interest expense was approximately $2.0 million in the first quarter of 2004 compared with $2.2 million in the first quarter of 2003. Average debt outstanding in the first quarter of 2004 was approximately the same as in the first quarter of 2003, while average interest rates were lower at 5.78% compared with 6.46%, respectively.

The income tax provision for 2004 reflects an effective tax rate of 40.0%.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $6.8 million for the first quarter of 2004 compared with $5.3 million for the first quarter of 2003.

The components of this calculation are as follows:

(Dollars in thousands)

                                                FIRST QUARTER ENDED
                                                -------------------
                                                  2004       2003
                                                  ----       ----
Operating income                                $4,120     $2,594
Depreciation                                     2,328      2,289
Amortization                                       400        400
                                                ------     ------
EBITDA                                          $6,848     $5,283
                                                ======     ======


EBITDA is a calculation used by management to measure liquidity. EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be an alternative to operating income or cash flows from operating activities as a measure of liquidity.

The following is a reconciliation of EBITDA to cash provided by operating activities:

(Dollars in thousands)

                                                          FIRST QUARTER ENDED
                                                          -------------------
                                                          2004          2003
                                                          ----          ----
EBITDA                                                  $  6,848      $  5,283
Gain on sale of property, plant and equipment
  (investing activities)                                    (924)           --
Interest expense                                          (1,955)       (2,213)
Increase in operating assets and liabilities              (6,364)      (10,172)
                                                        --------      --------
Cash (used) by operating activities                     $ (2,395)     $ (7,102)
                                                        ========      ========




BUSINESS SEGMENTS

CARLON

The Company's largest business segment, Carlon, began the year with broad-based growth in net sales over 2003. The segment had very strong first quarter 2004 net sales of $38.2 million, a $4.2 million, or 12.3% increase, over the first quarter 2003. This is the highest first quarter net sales levels experienced by this segment since 2001. The segment's sales of electrical products benefited from continued strong residential construction activity and growth in some of its key accounts. Most significantly, telecom product sales were nearly 10.0% higher than the prior year period as Carlon gained some market share. New product sales targeting the structured cabling of new homes expanded, and HDPE conduit sales increased by approximately 30.0% over the first quarter of 2003.

Gross margin continues to be negatively impacted by higher PVC and HDPE costs which have not been recovered by selling price increases during this quarter. However, these were offset by the molding facilities running almost at capacity, better utilization of the HDPE extrusion facilities and cost reduction programs through investment in new molds and tooling and outsourcing programs.

The operating income for this business segment rose by $1.6 million to $3.6 million in the first quarter of 2004 (9.5% of net sales) compared with $2.0 million (5.9% of net sales) in the first quarter of 2003. This increase is primarily from the gross margin generated by the higher net sales level as operating expenses were impacted by higher variable selling expenses. Carlon results were favorably impacted by the partial recovery ($300,000) of an account receivable that was written off with the Adelphia bankruptcy in 2002.

LAMSON HOME PRODUCTS

After a slow start to the quarter, Lamson Home Products rebounded to post net sales of $21.0 million, an increase of 13.3% over the $18.6 million in net sales in the first quarter of 2003. Continued high customer order fill rates (the number of line items filled with the first shipment), good market strength for new and existing homes sales and the realization of the additional market share gains awarded in mid-2003 all contributed to the higher net sales levels this quarter.

Lamson Home Products was unfavorably impacted by the rising cost of PVC resin as material cost increases have not been passed on to their retail customers. These higher raw material costs, along with a higher representation of less profitable products in the sales mix this quarter, lowered the segment's gross margin.

Operating expenses for Lamson Home Products reflect higher variable selling and marketing expenses, investments in new product development and merchandising improvements. Overall, the business segment realized $2.4 million (11.3% of net sales) in operating income in the first quarter of 2004 compared with $2.6 million (14.1% of net sales) in the first quarter of 2003.

PVC PIPE

The PVC Pipe segment was significantly impacted by the poor weather during January and February. Stronger volume in March resulted in pipe pounds sold being down by only about 8.0% from the prior year first quarter. Selling prices were higher by only about 2.0% as demand was weak early in the quarter. Several price increases were announced in March, and are expected to continue in the second quarter, which helped to spur volume late in the quarter.

As mentioned earlier, PVC resin costs are up an average of 13.0% compared with the prior year first quarter resulting in narrower gross margin spreads. Also, with the lower sales volume, slightly more manufacturing variances were incurred by this business segment in the current quarter. These factors combined to lower this segment's gross margin in the first quarter of 2004 compared with the first quarter of 2003.

The operating loss for the PVC Pipe segment, driven by lower gross margin, was $1.2 million in the current quarter compared with $0.7 million in the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary source of liquidity and capital resources is cash from operating activities and availability under its secured credit facility. However, in the first quarter of 2004, the Company benefited also from proceeds of approximately $1.5 million from the sale of its Pasadena, Texas facility.

Cash used by operating activities was $2.4 million in the first quarter of 2004 compared with $7.1 million used in the first quarter of 2003. Cash generated from earnings contributed an incremental $800,000 to this improvement while the remainder came from working capital. Higher sales levels in the final month of the quarter caused accounts receivable to grow to $50.6 million at April 3, 2004 compared with $42.5 million at April 5, 2003. Days sales outstanding, however, calculated using a 3-month rolling average, declined to 45.1 days at the end of the current quarter from 46.6 days in the prior year first quarter.

The Company generally experiences an inventory build in the first quarter of the year to support the spring construction season. In the first quarter, inventories increased by $6.3 million and totaled $36.4 million at April 3, 2004. This compares favorably with the inventory balance at April 5, 2003 of $37.2 million as the Company has improved inventory turns from 6.3 times in prior year quarter-end to 6.8 times at the end of the first quarter of 2004. The decline of almost $2.0 million in work-in-process from the prior year is a direct result of blend operation logistics improvements. In addition, the pounds of PVC resin in inventory at April 3, 2004 were 17.0% more than year-end but almost 20.0% less than April 5, 2003. The cost per pound of PVC resin inventory at the end of the first quarter of 2004 is approximately 11.0% higher compared with the end of the first quarter of 2003 and 8.0% higher than the year-end 2003.

Accounts payable at the end of the first quarter of 2004 were $31.3 million, an increase of $14.3 million from year-end 2003 but up only $3.1 million from the first quarter 2003. This is primarily caused by increased inventory this quarter and the timing of payments at the end of the year that reduced the payables balance. Current year accruals reflect a higher defined benefit pension contribution anticipated in 2004 and the payment of annual customer sales and marketing programs that occur in the first quarter.

Cash was provided by investing activities in the quarter as the Company received net proceeds of $1.5 million for the sale of the Pasadena, Texas facility. Capital additions were $0.6 million in the first quarter of 2004 and were primarily molds and tooling to support cost reductions and new product introductions.

The Company has adequate credit capacity with availability of around $8.5 million as the first quarter of 2004 ended. The leverage ratio has remained approximately the same as year-end and, therefore, the current interest rate spread should be maintained through the second quarter.

Since December 2002, the Company has been operating under a Business Plan (the "Plan") accepted by the New York Stock Exchange Inc. ("NYSE"). The NYSE notified the Company in October 2002 that the Company was, at that time, below the NYSE's continued listing criteria consisting of total market capitalization of not less than $50 million over a 30-day trading period and shareholder equity of not less than $50 million. The Company was notified by the NYSE in April 2004 that the Company is in compliance with the NYSE's continued listing criteria as a result of consistent positive performance with respect to the Plan. The Company achieved $75.2 million of market capitalization based on the 30 trading days ended April 11, 2004 and its shareholder equity was $40.3 million as of April 3, 2004. In accordance with NYSE confirmed listing requirements, there will be a twelve month follow-up period within which the NYSE will review the Company in order to ensure that the Company does not fall below any of the NYSE's continued listing standards.

CRITICAL ACCOUNTING ESTIMATES

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 3, 2004 except as follows.

DEFERRED TAX ASSETS

As of April 3, 2004 the Company had approximately $24.6 million of net deferred tax assets including loss carryforwards that expire through 2022 and other temporary differences. The valuation of these deferred tax assets would be negatively impacted if corporate statutory income tax rates decline which is currently being considered by Congress. The realization of these net assets is based primarily upon estimates of future taxable income. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur.

OUTLOOK FOR 2004

The Company experienced significantly higher sales order and shipment rates in March compared with earlier months in this quarter. This increase in business activity has continued into April which reflects strengthening sales prices as the spring construction season begins across most areas of the country.

While this increased business activity bodes well in supporting our net sales growth expectations of 6.0% to 8.0% for 2004, it is premature to evaluate the success of increased selling prices and their effect on relieving the squeeze on margins that the Company has experienced for the past three years. While it is encouraging to see renewed project activity, particularly in the residential and telecom construction markets, the product mix to date has not reflected improvement in more profitable product lines. As the second quarter proceeds, the trends on pricing strength, market recovery and product mix will become better known.

During the first quarter of 2004, the Company's efforts to improve working capital efficiency were highlighted by inventory turns rising to 6.8 turns compared with 6.3 turns and 4.6 turns in the first quarters of 2003 and 2002, respectively. This positive trend is expected to continue with all three remaining quarters in 2004 and is expected to exceed the first quarter's inventory turn level. In addition, the Company's accounts receivable days sales outstanding fell to 45.1 days which compares favorably with 46.6 days and 49.7 days in the first quarters of 2003 and 2002, respectively.

Earlier this month, the Company raised its range of projected earnings for the year to 39 to 43 cents per diluted share for 2004. This revised earnings range could improve if present sales order trends continue and improved pricing levels are realized. The Company reported net earnings of 27 cents per diluted share from continuing operations for 2003. While overall business activity is clearly on the rise over the past six weeks, the Company has not yet experienced any improvement from the commercial and industrial construction markets. Office vacancy rates remain very high. Our sense is that it will be mid-to-late 2004 before improvement begins in these key markets.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 3, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

As of April 3, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the

Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            10(a) Deferred Compensation Plan for Non-Employee Directors (As
                  Amended and Restated as of February 19, 2004).

            31.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            1. The Company's current report on Form 8-K, dated February 19, 2004, relating to the Company's earnings for fourth quarter and full year 2003.

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

                                   THE LAMSON & SESSIONS CO.
                                   -------------------------
                                        (Registrant)

May 5, 2004                         By:/s/ James J. Abel
                                      -----------------------------------
                                    James J. Abel
                                    Executive Vice President, Secretary,
                                    Treasurer and Chief Financial Officer