Form 10-Q
period 2004-07-03
LAMSON & SESSIONS CO
filed 2004-07-29
CIK 57497

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 3, 2004
                                        ------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

                                   Commission File Number  1-313
                                                           -----

                            THE LAMSON & SESSIONS CO.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Ohio                                        34-0349210
----------------------------------            ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         25701 Science Park Drive
            Cleveland, Ohio                               44122-7313
-----------------------------------           ----------------------------------
(Address of principal executive                          (Zip Code)
offices)

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
Yes          No
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 3, 2004 the Registrant had outstanding 13,775,439 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                     SECOND QUARTER ENDED                           FIRST HALF ENDED
                                         -------------------------------------------    --------------------------------------------
                                                  2004                   2003                    2004                   2003
                                         --------------------    -------------------    -------------------    ---------------------
NET SALES                                $ 103,464     100.0%    $  87,072    100.0%    $ 187,750    100.0%    $ 166,517      100.0%

Cost of products sold                       84,048      81.2%       71,016     81.6%      153,759     81.9%      137,190       82.4%
                                         ---------               ---------              ---------              ---------
GROSS PROFIT                                19,416      18.8%       16,056     18.4%       33,991     18.1%       29,327       17.6%

Operating expenses                          12,597      12.2%       11,043     12.7%       23,976     12.8%       21,720       13.0%

Other expense (income)                         298       0.3%           --      0.0%         (626)    -0.4%           --        0.0%
                                         ---------               ---------              ---------              ---------

OPERATING INCOME                             6,521       6.3%        5,013      5.7%       10,641      5.7%        7,607        4.6%

Interest expense, net                        1,950       1.9%        2,125      2.4%        3,905      2.1%        4,338        2.6%
                                         ---------               ---------              ---------              ---------

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES               4,571       4.4%        2,888      3.3%        6,736      3.6%        3,269        2.0%

Income tax provision                         1,826       1.7%        1,185      1.3%        2,692      1.4%        1,340        0.8%
                                         ---------               ---------              ---------              ---------

INCOME FROM CONTINUING OPERATIONS            2,745       2.7%        1,703      2.0%        4,044      2.2%        1,929        1.2%

Income from discontinued
operations, net of income
tax of $256                                     --       0.0%           --      0.0%          401      0.2%           --        0.0%
                                         ---------               ---------              ---------              ---------

NET INCOME                               $   2,745       2.7%    $   1,703      2.0%    $   4,445      2.4%    $   1,929        1.2%
                                         =========               =========              =========              =========

BASIC EARNINGS PER COMMON SHARE:

Earnings from continuing operations      $    0.20               $    0.12              $    0.29              $    0.14

Earnings from discontinued
operations, net of tax                          --                      --                   0.03                     --
                                         ---------               ---------              ---------              ---------

NET EARNINGS                             $    0.20               $    0.12              $    0.32              $    0.14
                                         =========               =========              =========              =========

DILUTED EARNINGS PER COMMON SHARE:

Earnings from continuing operations      $    0.19               $    0.12              $    0.29              $    0.14

Earnings from discontinued operations,
net of tax                                      --                      --                   0.03                     --
                                         ---------               ---------              ---------              ---------

NET EARNINGS                             $    0.19               $    0.12              $    0.32              $    0.14
                                         =========               =========              =========              =========


See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)                                              SECOND QUARTER                   SECOND QUARTER
                                                                        ENDED          YEAR ENDED        ENDED
                                                                    --------------     ----------    --------------
                                                                         2004             2003            2003
                                                                    --------------     ----------    --------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                          $     1,032        $     468      $     1,318
 Accounts receivable, net of allowances of
 $1,772, $1,532 and $1,946, respectively                                 57,232           38,196           48,240
 Inventories, net
  Raw materials                                                           3,753            2,560            3,480
  Work-in-process                                                         4,616            3,266            8,241
  Finished goods                                                         32,384           24,317           31,006
                                                                    -----------        ---------      -----------
                                                                         40,753           30,143           42,727

 Deferred tax assets                                                      8,961            7,996            9,979
 Prepaid expenses and other                                               5,576            4,574            4,323
                                                                    -----------        ---------      -----------
                                              TOTAL CURRENT ASSETS      113,554           81,377          106,587
PROPERTY, PLANT AND EQUIPMENT
 Land                                                                     3,320            3,537            3,537
 Buildings                                                               24,884           25,776           25,119
 Machinery and equipment                                                117,271          121,887          119,296
                                                                    -----------        ---------      -----------
                                                                        145,475          151,200          147,952
 Less allowances for depreciation and amortization                       98,089           99,874           96,987
                                                                    -----------        ---------      -----------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                                  47,386           51,326           50,965

GOODWILL                                                                 21,519           21,519           21,558

PENSION ASSETS                                                           30,264           30,016           30,449

DEFERRED TAX ASSETS                                                      13,848           17,612           15,629

OTHER ASSETS                                                              6,109            6,463            6,714
                                                                    -----------        ---------      -----------
                                                      TOTAL ASSETS  $   232,680        $ 208,313      $   231,902
                                                                    ===========        =========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                   $    35,528        $  16,928      $    33,390
 Accrued compensation and benefits                                       13,147           10,633            9,049
 Customer volume & promotional accrued expenses                           6,254            6,024            2,963
 Other accrued expenses                                                   9,729            8,273           12,057
 Taxes                                                                    3,772            3,408            3,751
 Current maturities of long-term debt                                     9,465           11,760           11,755
                                                                    -----------        ---------      -----------
                                         TOTAL CURRENT LIABILITIES       77,895           57,026           72,965
LONG-TERM DEBT                                                           84,066           82,990           91,443

POST-RETIREMENT BENEFITS AND OTHER
 LONG-TERM LIABILITIES                                                   27,507           29,782           29,088

SHAREHOLDERS' EQUITY
 Common shares                                                            1,378            1,379            1,379
 Other capital                                                           75,400           75,534           75,525
 Retained earnings (deficit)                                            (29,384)         (33,829)         (32,902)
 Accumulated other comprehensive income (loss)                           (4,182)          (4,569)          (5,596)
                                                                    -----------        ---------      -----------
TOTAL SHAREHOLDERS' EQUITY                                               43,212           38,515           38,406
                                                                    -----------        ---------      -----------
                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $   232,680        $ 208,313      $   231,902
                                                                    ===========        =========      ===========

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)
                                                                   FIRST HALF ENDED
                                                                 --------------------
                                                                    2004        2003
                                                                 ---------   ---------
OPERATING ACTIVITIES
 Net income                                                      $  4,445    $  1,929
 Adjustments to reconcile net income to cash provided (used) by operating activities:
  Depreciation                                                      4,638       4,553
  Amortization                                                        800         800
  Gain on sale of property, plant and equipment                      (933)         --
  Deferred income taxes                                             2,548       1,111
  Net change in working capital accounts:
   Accounts receivable                                            (19,036)    (11,554)
   Inventories                                                    (10,610)    (10,497)
   Prepaid expenses and other                                        (599)         50
   Accounts payable                                                18,600      12,181
   Accrued expenses and other current liabilities                   3,303      (2,955)
   Other long-term items                                           (1,402)      1,233
                                                                 --------    --------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        1,754      (3,149)

INVESTING ACTIVITIES
 Net additions to property, plant and equipment                    (1,873)     (3,605)
 Refund of deposits on equipment operating leases                     580          --
 Proceeds from sale of property, plant and equipment                1,595          --
 Acquisitions and related items                                      (125)       (500)
                                                                 --------    --------

CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          177      (4,105)

FINANCING ACTIVITIES
 Net (payments) borrowings under secured credit agreement          (1,009)      7,300
 Payments on other long-term borrowings                              (210)       (224)
 Purchase and retirement of treasury stock                           (205)         --
 Exercise of stock options                                             57          --
                                                                 --------    --------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES                       (1,367)      7,076
                                                                 --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      564        (178)
Cash and cash equivalents at beginning of year                        468       1,496
                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  1,032    $  1,318
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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)
                                    SECOND QUARTER ENDED         FIRST HALF ENDED
                                   ----------------------    ----------------------
                                      2004         2003         2004         2003
                                   ---------    ---------    ---------    ---------
NET SALES
Carlon                             $  49,467    $  39,145    $  87,630    $  73,124
Lamson Home Products                  21,989       19,011       43,034       37,575
PVC Pipe                              32,008       28,916       57,086       55,818
                                   ---------    ---------    ---------    ---------
                                   $ 103,464    $  87,072    $ 187,750    $ 166,517
                                   =========    =========    =========    =========

OPERATING INCOME (LOSS)
Carlon                             $   4,608    $   3,675    $   8,247    $   5,681
Lamson Home Products                   2,468        3,225        4,852        5,848
PVC Pipe                               1,019           (8)        (168)        (709)
Corporate Office                      (1,276)      (1,879)      (2,916)      (3,213)
Other (Expense) Income
 (see Note I)                           (298)          --          626           --
                                   ---------    ---------    ---------    ---------
                                   $   6,521    $   5,013    $  10,641    $   7,607
                                   =========    =========    =========    =========

DEPRECIATION AND AMORTIZATION
Carlon                             $   1,368    $   1,721    $   2,765    $   3,448
Lamson Home Products                     465          420          935          853
PVC Pipe                                 877          523        1,738        1,052
                                   ---------    ---------    ---------    ---------
                                   $   2,710    $   2,664    $   5,438    $   5,353
                                   =========    =========    =========    =========


Total assets by business segment at July 3, 2004, January 3, 2004 and July 5, 2003 are as follows:

(Dollars in thousands)
                                                       JULY 3,           JANUARY 3,          JULY 5,
                                                        2004                2004              2003
                                                  --------------        -----------       -----------
IDENTIFIABLE ASSETS
Carlon                                            $       84,703        $    79,900       $    89,534
Lamson Home Products                                      33,806             30,065            31,172
PVC Pipe                                                  50,595             34,232            46,596
Corporate Office (includes deferred tax and
pension assets)                                           63,576             64,116            64,600
                                                  --------------        -----------       -----------
                                                  $      232,680        $   208,313       $   231,902
                                                  ==============        ===========       ===========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income for the second quarter and the first half of 2004 and 2003 are as follows:

(Dollars in thousands)
                                            SECOND QUARTER ENDED            FIRST HALF ENDED
                                           ----------------------        -----------------------
                                            JULY 3,       JULY 5,        JULY 3,         JULY 5,
                                              2004          2003           2004            2003
                                           -------        -------        -------         -------
Net income                                 $ 2,745        $ 1,703        $ 4,445         $ 1,929
Foreign currency translation adjustments         3             47            (22)             57
Interest rate swaps, net of tax                292             99            409             217
                                           -------        -------        -------         -------
Comprehensive income                       $ 3,040        $ 1,849        $ 4,832         $ 2,203
                                           =======        =======        =======         =======


The components of accumulated other comprehensive income (loss), at July 3, 2004, January 3, 2004 and July 5, 2003 are as follows:

(Dollars in thousands)
                                                   JULY 3,  JANUARY 3,   JULY 5,
                                                    2004       2004       2003
                                                  --------  ----------  --------
Foreign currency translation adjustments          $  (463)   $  (441)   $  (557)
Minimum pension liability adjustments,
 net of tax                                        (3,289)    (3,289)    (3,706)
Interest rate swaps, net of tax                      (430)      (839)    (1,333)
                                                  -------    -------    -------
Accumulated other comprehensive
 income (loss)                                    $(4,182)   $(4,569)   $(5,596)
                                                  =======    =======    =======

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)
                                             SECOND QUARTER ENDED                FIRST HALF ENDED
                                           ------------------------          ------------------------
                                             2004             2003             2004            2003
                                           ------           -------          -------          -------
BASIC EARNINGS-PER-SHARE COMPUTATION
Net Income                                 $ 2,745          $ 1,703          $ 4,445          $ 1,929
                                           =======          =======          =======          =======

Average Common Shares Outstanding           13,784           13,786           13,786           13,784
                                           =======          =======          =======          =======

Basic Earnings Per Share                   $  0.20          $  0.12          $  0.32          $  0.14
                                           =======          =======          =======          =======


DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income                                 $ 2,745          $ 1,703          $ 4,445          $ 1,929
                                           =======          =======          =======          =======

Basic Shares Outstanding                    13,784           13,786           13,786           13,784

Stock Options Calculated Under
 the Treasury Stock Method                     315               83              242               45
                                           -------          -------          -------          -------

Total Shares                                14,099           13,869           14,028           13,829
                                           =======          =======          =======          =======

Diluted Earnings Per Share                 $  0.19          $  0.12          $  0.32          $  0.14
                                           =======          =======          =======          =======

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

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, of which $25.5 million was outstanding at July 3, 2004. The swap agreements effectively fix the interest rate on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 4.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the second quarter of 2004 of a $430,000 (net of $274,000 in tax) loss, has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $685,000 of loss on the fair value of the hedges is classified in current accrued liabilities, with the remaining $19,000 loss classified as a long-term liability.

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

(Dollars in thousands, except per share data)
                                                     SECOND QUARTER ENDED            FIRST HALF ENDED
                                                  ------------------------     -------------------------
                                                     2004           2003          2004            2003
                                                  ---------      ---------     ----------      ---------
Net income                        As reported     $   2,745      $   1,703     $    4,445      $   1,929
Total stock-based employee
 compensation, net of tax                              (119)          (148)          (239)          (302)
                                                  ---------      ---------     ----------      ---------
Net income                        Pro forma       $   2,626      $   1,555     $    4,206      $   1,627
                                                  =========      =========     ==========      =========
Basic earnings per share          As reported     $    0.20      $    0.12     $     0.32      $    0.14
                                  Pro forma            0.19           0.11           0.31           0.12

Diluted earnings per share        As reported     $    0.19      $    0.12     $     0.32      $    0.14
                                  Pro forma            0.19           0.11           0.30           0.12

NOTE I - SALE OF ASSETS

In the first quarter of 2004, the Company sold a manufacturing facility located in Pasadena, Texas for net proceeds of $1.5 million. The remaining production equipment is being relocated to other Lamson & Sessions facilities over the next six months. The Company anticipates incurring severance, training and other moving costs of $800,000 to $1,000,000 over this time period. These costs will be charged against other income as required under Financial Accounting Standard
(FAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." During the second quarter the Company incurred a charge of $0.3 million, primarily the accrual of severance costs. For the first half ended July 3, 2004, a gain on the sale of the facility, net of severance and other costs associated with the closure of the facility, was incurred totaling $0.6 million.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

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

The components of net periodic benefit cost (income) are as follows:


(Dollars in thousands)
                                            SECOND QUARTER ENDED                               FIRST HALF ENDED
                                  -------------------------------------------     -----------------------------------------
                                   PENSION BENEFITS         OTHER BENEFITS          PENSION BENEFITS       OTHER BENEFITS
                                  -------------------     -------------------     -------------------    ------------------
                                    2004       2003        2004        2003        2004         2003      2004       2003
                                  -------     -------     -------     -------     -------     -------    -------    -------
Service cost                      $   298     $   268     $     1     $     2     $   596     $   535    $     4    $     4
Interest cost                       1,219       1,261         130         370       2,438       2,522        451        584
Expected return on assets          (1,486)     (1,351)         --          --      (2,972)     (2,701)        --         --
Net amortization
 and deferral                         388         603        (165)         59         776       1,206       (114)        93
Defined contribution plans            280         251          --          --         565         523         --         --
                                  -------     -------     -------     -------     -------     -------    -------    -------
                                  $   699     $ 1,032     $   (34)    $   431     $ 1,403     $ 2,085    $   341    $   681
                                  =======     =======     =======     =======     =======     =======    =======    =======

The Company expects to contribute $1.5 million to its defined benefit pension plans in 2004. A contribution of $647,000 was made in the second quarter of 2004.

The above information includes the effect of YSD's other post-retirement benefit costs which were assumed in April 2004.

At 2003 year-end, the Company elected to defer recognition of the potential effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") until authorization guidance on the accounting for the federal subsidy is issued. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-2 which requires measurement of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost to reflect the effects of the subsidy for interim or annual periods beginning after June 15, 2004. The Company has not yet determined the effect of the Act on its results of operations, financial condition or liquidity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements.

EXECUTIVE OVERVIEW

The positive momentum that was experienced in the latter stages of the first quarter of 2004 continued through the second quarter. Net sales for the current quarter exceeded $100 million for the first time since mid-1988.

The Company was challenged throughout the second quarter with increasing costs, primarily related to resin and freight. PVC resin producers are operating at greater than 95.0% to support the growing demand and, therefore, were able to implement increases each month this quarter. In response, both the Carlon and PVC Pipe segments have increased selling prices this quarter. Transportation availability, especially flatbeds, is also being strained by the increased economic activity, a reduction in equipment, an environment of regulatory changes and higher fuel costs. The Company is managing this situation and looking at strategic logistic alternatives to ensure customer service.

The telecom infrastructure and utility project business, in particular, began to expand during the second quarter. This has driven up the demand for HDPE conduit and favorably impacted the utilization of our extrusion facilities. Management is closely monitoring this increased business and the related ramping up of production capacity to ensure quality and customer service are maximized while inefficiencies from headcount increases are minimized.

Finally, the Company continues to implement its consolidation plan for its Pasadena, Texas facility. Investment is being made in selective inventory builds and the Clinton, Iowa plant is being prepared to take on the relocated production. The project is still on schedule to be completed in the fourth quarter of 2004.

2004 COMPARED WITH 2003

RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, items from the Consolidated Statements of Operations as a percentage of net sales for the second quarters and first halves ended:

                                      SECOND QUARTER ENDED      FIRST HALF ENDED
                                      --------------------    -------------------
                                        2004        2003       2004         2003
                                      --------     -------    -------     -------
Net sales                              100.0 %     100.0 %    100.0 %     100.0 %
Cost of products sold                   81.2        81.6       81.9        82.4
                                       -----       -----      -----       -----
 Gross profit                           18.8        18.4       18.1        17.6

Operating expenses                      12.2        12.7       12.8        13.0
Other expense (income)                   0.3          --       (0.4)         --
                                       -----       -----      -----       -----
 Operating income                        6.3         5.7        5.7         4.6

Interest expense                         1.9         2.4        2.1         2.6
                                       -----       -----      -----       -----
 Income from continuing operations
  before income taxes                    4.4         3.3        3.6         2.0

Income tax provision                     1.7         1.3        1.4         0.8
                                       -----       -----      -----       -----
 Income from continuing operations       2.7 %       2.0 %      2.2 %       1.2 %
                                       =====       =====      =====       =====

Net sales for the second quarter of 2004 reached $103.5 million up by $16.4 million, or 18.8%, over the second quarter of 2003. This growth was felt in all three business segments, as shipping continued at the strong levels seen in March, and price increases in both the Carlon and PVC Pipe segments were generally successful. In addition, there has been an increase in telecom construction-related activity this quarter. Meanwhile, Lamson Home Products' net sales continue to reflect the market share gains from mid-2003. With the results in this second quarter, the Company experienced net sales of $187.8 million for the first half of 2004, a $21.2 million, or 12.8% increase, over the $166.5 million in net sales for the first half of 2003.

Gross profit continued to improve in the second quarter of 2004 rising to $19.4 million, 18.8% of net sales, compared with $16.1 million, 18.4% of net sales, in the prior year second quarter. For the first half of 2004, gross profit was $34.0 million, 18.1% of net sales, a 15.9% improvement over the $29.3 million, 17.6% of net sales, earned in the first half of 2003. The underlying cost of PVC, the primary raw material, continued to rise this quarter and exceeded last year's second quarter cost by approximately 13.0%. Year-to-date PVC costs are also up by around 13.0%, compared with the prior year first half. These increases have been partially offset by price increases, higher utilization of the manufacturing facilities and continuous productivity improvements.

Operating expenses increased to $12.6 million, or 12.2% of net sales, and $24.0 million, or 12.8% of net sales for the second quarter and first half of 2004, respectively. Both periods reflect higher variable selling expenses compared with the prior year period. In the second quarter of 2004 operating expenses are $1.6 million higher than the prior year quarter. Higher incentive compensation estimates ($900,000) and professional fees ($250,000) driven mostly by Sarbanes-Oxley compliance efforts, were offset by a reduction in pension ($350,000) and retiree medical costs ($470,000). The first half of 2004 operating expenses were $2.3 million higher than the prior year. In addition to the higher variable selling costs mentioned above, the Company incurred higher medical costs ($850,000) for active employees along with the incentive compensation and legal and professional expense increases, while lower pension and retiree medical expenses were recorded along with the recovery of customer bankruptcy claims in the first quarter. Operating income was $6.5 million for the second quarter of 2004 and $10.6 million for the first half of 2004. Included in these results is the impact of the sale of the Company's Pasadena, Texas facility during the first quarter of 2004. In the current quarter $0.3 million of expenses were incurred primarily for severance costs, reducing the gain on the sale net of closure costs to $0.6 million year-to-date.

Net interest expense declined to $3.9 million for the first half of 2004 from $4.3 million in the same period last year. Average borrowings are down about $3.0 million over the first half of 2004 compared with the first half of 2003, while average interest rates were lower at 5.62% compared with 6.33%, respectively.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $9.2 million for the second quarter of 2004 and $16.1 million for the first half of 2004 compared with $7.7 million, and $13.0 million for the respective periods in 2003.

The components of this calculation are as follows:

(Dollars in thousands)
                                       SECOND QUARTER ENDED     FIRST HALF ENDED
                                       --------------------    ------------------
                                         2004         2003      2004        2003
                                       -------      -------    -------    -------
Operating income                       $ 6,521      $ 5,013    $10,641    $ 7,607
Depreciation                             2,310        2,264      4,638      4,553
Amortization                               400          400        800        800
                                       -------      -------    -------    -------
EBITDA                                 $ 9,231      $ 7,677    $16,079    $12,960
                                       =======      =======    =======    =======
EBITDA Margin (EBITDA/Net Sales)           8.9%         8.8%       8.6%       7.8%

EBITDA is a calculation used by management to measure liquidity. EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be an alternative to operating income or cash flows from operating activities as a measure of liquidity.

The following is a reconciliation of EBITDA to cash provided (used) by operating activities:

(Dollars in thousands)
                                       SECOND QUARTER ENDED     FIRST HALF ENDED
                                      ---------------------   --------------------
                                        2004        2003        2004        2003
                                      --------    ---------   --------    --------
EBITDA                                $  9,231    $  7,677    $ 16,079    $ 12,960
Gain on sale of property, plant and
 equipment (investing activities)           (9)         --        (933)         --
Interest expense                        (1,950)     (2,125)     (3,905)     (4,338)
Increase in operating assets
 and liabilities                        (3,123)     (1,599)     (9,487)    (11,771)
                                      --------    --------    --------    --------
Cash provided (used) by
 operating activities                 $  4,149    $  3,953    $  1,754    $ (3,149)
                                      ========    ========    ========    ========


BUSINESS SEGMENTS

CARLON

This segment continues its strong growth trend this quarter which began in the first quarter. Net sales for the second quarter of 2004 climbed to $49.5 million, a 26.4% increase over the $39.1 million of net sales from the second quarter of 2003. Telecom wireline product sales continued to rebound from the depressed market conditions exceeding prior year second quarter net sales by over 35.0%. The business has begun to see activity by its customers suggesting that some fiber-to-the-home rollout is starting. HDPE conduit sales volume increased by over 50.0% compared with the prior year quarter. Electrical product sales also experienced strong demand, and price increases were realized in the current quarter to offset some of the cost increases. Year-to-date, Carlon's net sales have increased by $14.5 million, or 19.8%, to $87.6 million from $73.1 million in the first half of 2003.

Gross margin in the Carlon business segment are approximately the same as the prior year. The higher sales volume has improved, especially HDPE extrusion facility utilization. However, higher raw material and freight costs were incurred along with inefficiencies from start up costs, as some manufacturing plants doubled their workforce to support increased demand.

Operating income for this business segment rose by $0.9 million and $2.6 million, to $4.6 million (9.3% of net sales) and $8.2 million (9.4% of net sales) in the second quarter and first half of 2004, respectively. Operating expenses are up this quarter compared with the prior year second quarter by $1.0 million reflecting increased variable selling expenses and legal and other costs supporting new product development efforts. Year-to-date operating expenses are only up by $0.8 million compared with the prior year as the above-mentioned cost increases were somewhat offset by the partial recovery ($300,000) of an account receivable that was written off with the Adelphia bankruptcy in 2002.

LAMSON HOME PRODUCTS

Lamson Home Products had a challenging second quarter as its customers' order patterns were somewhat erratic after a strong finish to the first quarter. The business segment continued its growth with $22.0 million of net sales in the second quarter of 2004, a $3.0 million, or 15.7%, increase over the $19.0 million of net sales level recorded in the second quarter of 2003. This expansion has been primarily from the realization of market share gains, steady growth by its major customers in the home improvement retail market and some product line expansions. Unfortunately, although significant cost increases have been incurred, they have not been able to be recovered so far in 2004.

The lack of price increases and rising cost of PVC resin has unfavorably impacted Lamson Home Products' gross margin. Some of this impact has been mitigated by productivity improvements from investments made in new molds and savings realized from outsourcing programs.

Operating income was $2.5 million, 11.2% of net sales, in the second quarter of 2004 compared with $3.2 million, 17.0% of net sales, in the second quarter of 2003. Year-to-date 2004 operating income totaled $4.9 million, 11.3% of net sales, a $1.0 million decline from the $5.9 million, 15.6% of net sales, recorded in the first half of 2003. The reduction in operating income levels in 2004 was caused by higher variable selling and marketing expenses, new product development costs and continued merchandising investments.

PVC PIPE

The PVC Pipe segment was supported by solid residential construction activity, improved utility spending and more municipal investment in sewer infrastructures during the second quarter of 2004. Net sales rose to $32.0 million, a $3.1 million or 10.7% improvement, over the second quarter of 2003. Volume was very strong early in the quarter and moderated only slightly in May and June resulting in pipe pounds sold exceeding last year's second quarter by over 9.0% and bringing the year-to-date volume even with the prior year. The overall economic recovery and tight resin supplies helped to sustain price increases implemented in the current quarter allowing average selling prices this quarter to be 6.0% higher than the second quarter of 2003. The Vylon large diameter sewer pipe product line saw shipments rise this quarter and backlog grow to its highest level in several years.

Gross margin was impacted by PVC resin cost increases as previously discussed, however, in the current quarter these increases were absorbed by selling price improvement which expanded the gross margin spread to the best levels in over a year.

The operating income for the PVC Pipe segment totaled $1.0 million in the second quarter of 2004 compared with breakeven results in the second quarter of 2003 resulting from the improved gross profit levels. Operating expenses were slightly higher than the prior year due to variable selling expense increases and new product line expansion of Vylon sewer pipe to meet customer needs. For the first half of 2004, the PVC Pipe segment lost $0.2 million compared with $0.7 million in the first half of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity and capital resources is cash from operating activities and availability under its secured credit facility.

Cash provided by operating activities was $1.8 million in the first half of 2004 compared with a $3.1 million use of cash in the first half of 2003. About $3.1 million of this $4.9 million improvement was directly attributable to the increase in earnings and the remainder from working capital. Accounts receivable grew to $57.2 million almost a 50.0% increase from year-end 2003 and $9.0 million, 18.6% higher than the $48.2 million balance at the end of the second quarter of 2003 reflecting the comparatively higher sales levels in the current quarter. Days sales outstanding, calculated using a 3-month rolling average, stayed fairly steady at 48.6 days at the end of the second quarter of 2004 compared with 48.1 days in the prior year second quarter.

The Company continued to build inventory during the second quarter in order to support the growing demand by customers. Inventory levels are up $10.6 million (35.0%) from year-end reaching $40.8 million at the end of the first half of 2004. This is a $2.0 million improvement over the prior year first half balance of $42.7 million reflecting the savings from the blend tower relocation completed during the second half of 2003. Inventory turns rose to 7.6 times at the end of the current period compared with 6.1 times at the second quarter end of 2003 and 6.3 times at the prior year-end. The pounds of PVC resin in inventory at July 3, 2004 were 25.0% higher than year-end; however, pounds were 25.0% on hand lower than July 5, 2003. The cost per pound of PVC resin inventory at the end of the second quarter of 2004 is approximately 24.0% higher than year-end 2003 and 12.0% higher than the end of the second quarter of 2003.

Accounts payable at July 3, 2004 was $35.5 million, an increase of $18.6 million from year-end 2003 but only $2.1 million higher than July 5, 2003. This increase primarily corresponds to the inventory increase this quarter and the timing of year-end payments which lowered the payables balance at year-end. The current accruals reflect higher anticipated pension contributions, incentive compensation estimates and sales and marketing program liabilities.

Capital expenditures remain at lower levels, $1.9 million year-to-date, compared with $3.6 million invested at this time last year. Investments made during the second quarter of 2004 are primarily to improve productivity in the Company's molding and PVC extrusion facilities and to support new product offerings.

The Company has adequate credit capacity and expects to continue to pay down its bank debt throughout the second half of 2004. The Company is in the process of evaluating refinancing or debt extension options as the current bank debt matures in August 2005. The leverage ratio was reduced this quarter which will keep the current interest rate spread in effect through the third quarter.

CRITICAL ACCOUNTING ESTIMATES

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 3, 2004 except as follows.

DEFERRED TAX ASSETS

As of July 3, 2004 the Company had approximately $22.8 million of net deferred tax assets including loss carryforwards that expire through 2022 and other temporary differences. The valuation of these deferred tax assets would be negatively impacted if corporate statutory income tax rates decline. The realization of these net assets is based primarily upon estimates of future taxable income. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur.

OUTLOOK FOR 2004

Throughout the second quarter of 2004 the Company experienced solid sales order and shipping rates with overall backlog at the end of the second quarter of 2004 exceeding the prior year second quarter backlog by 70.0%. The steady economic recovery did support price increases in the Carlon and PVC Pipe segments during the last quarter which helped to offset cost increases in raw materials and freight.

The residential construction market has leveled off and we expect a slight decline over the second half of 2004. No substantial growth has occurred yet in the commercial or industrial construction markets and is not expected until 2005. The telecom infrastructure project level this quarter has been encouraging and we anticipate this to continue as key customers begin to execute on announced fiber-to-the-home programs.

Resin costs, both HDPE and PVC, are expected to remain at their current high levels through the third quarter, falling only slightly in the fourth quarter. Resin producers continue to run in excess of 90.0% of capacity and petroleum based feedstocks along with natural gas prices are expected to stay high.

The Company continues its efforts to manage working capital once again highlighted by inventory turns reaching 7.6 turns compared with 6.1 turns a year ago and 6.8 turns in the first quarter of 2004. In addition, account receivable days sales outstanding remained around 48 days and has been consistently under 50 days since 2002. We expect to generate positive cash from operating activities in the remaining quarters of 2004, despite a scheduled pension contribution in the third quarter.

Based on the results obtained in the second quarter and expectation that the markets for residential, utility and telecom construction will remain consistent with the second quarter, we anticipate our net sales growth will be 10.0% to 12.0% for 2004.

These higher sales levels should translate to increased earnings, however, we also will be incurring the remaining shutdown costs for the Pasadena facility, which will likely result in margins slowly declining in the PVC Pipe segment as the construction season ends and are anticipating increased freight costs as the transportation environment is difficult. Based on these factors we now believe projected earnings for the year will be between 43 to 48 cents per diluted share, up from 39 to 43 cents per diluted share estimate made last quarter.

Certain sections of this Quarterly Report on Form 10-Q, including this Outlook Section, contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing,
(ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends, (iv) the continued availability and reasonable terms of bank financing and (v) any adverse change in the recovery trend of the country's general economic condition affecting the markets for the Company's products. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management, they could ultimately prove to be inaccurate. There is no assurance that any forward-looking statement will prove to be accurate.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 3, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

As of July 3, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II
ITEM 1 - LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3.0 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic then filed a petition for certiorari with the United States Supreme Court. The United States Supreme Court reversed the decision of the Court of Appeals and remanded the case back to it. In March 2003, the Court of Appeals remanded this litigation back to the United States District Court for reconsideration. The Company is currently working through a mediation process to try to resolve this matter without further litigation.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 2004, the Company held its Annual Meeting of Shareholders. At the meeting 12,732,202 Common Shares (92.35% of the Common Shares outstanding) were voted.

The following four directors were elected to Class I and received the votes indicated next to their names.

CLASS I                                     FOR               WITHHELD AUTHORITY
--------------------                    ----------            ------------------
James T. Bartlett                       11,514,065                 1,218,137
Francis H. Beam, Jr.                    11,465,716                 1,266,486
Martin J. Cleary                        11,466,516                 1,265,686
D. Van Skilling                         11,474,940                 1,257,262


An Amendment to the Lamson & Sessions Co. 1998 Incentive Equity Plan was approved: For 7,311,814, Against 1,910,282, Abstain 80,462.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits:

                10(a) Deferred Compensation Plan for Non-Employee Directors (As Amended and Restated as of April 30, 2004).

                10(b) Form of one-year, non-qualified Stock Option Agreement for Non-Employee Directors under the Company's 1998 Incentive Equity Plan (As Amended and Restated as of April 30, 2004).

                10(c) Form of Restricted Stock Agreement for Non-Employee Directors under the Company's 1998 Incentive Equity Plan (As Amended and Restated as of April 30, 2004).

                31.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

                1. The Company's current report on Form 8-K, dated April 6, 2004, relating to the Company's revised earnings estimates for the first quarter and full year of 2004.

                2. The Company's current report on Form 8-K, dated April 30, 2004, relating to the Company's earnings for the first quarter of 2004.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    THE LAMSON & SESSIONS CO.
                                       (Registrant)




July 29, 2004                       By:/s/ James J. Abel
                                       -------------------------------------
                                       James J. Abel
                                       Executive Vice President, Secretary,
                                       Treasurer and Chief Financial Officer