Form 10-Q
period 2004-10-02
LAMSON & SESSIONS CO
filed 2004-10-28
CIK 57497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 2, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _______________

                          Commission File Number 1-313

                            THE LAMSON & SESSIONS CO.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

                  Ohio                                    34-0349210
      -------------------------------         ---------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

       25701 Science Park Drive
            Cleveland, Ohio                               44122-7313
      -------------------------------         ---------------------------------
      (Address of principal executive                     (Zip Code)
      offices)

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

Yes [ ]  No [X]

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

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 2, 2004 the Registrant had outstanding 13,837,024 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                         THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                  --------------------------------- ---------------------------------=
                                                         2004             2003             2004              2003
                                                  ----------------- --------------- ----------------- ----------------
NET SALES                                         $ 106,403  100.0% $ 95,251 100.0% $ 294,153  100.0% $ 261,768 100.0%
Cost of products sold                                87,993   82.7%   79,968  84.0%   241,752   82.2%   217,158  83.0%
                                                  ---------         --------        ---------         ---------
GROSS PROFIT                                         18,410   17.3%   15,283  16.0%    52,401   17.8%    44,610  17.0%
Operating expenses                                   12,903   12.1%   10,713  11.2%    36,879   12.5%    32,433  12.3%
Litigation settlement                                 1,728    1.6%        -   0.0%     1,728    0.6%         -   0.0%
Other expense (income)                                  395    0.4%        -   0.0%      (231)  -0.1%         -   0.0%
                                                  ---------         --------        ---------         ---------
OPERATING INCOME                                      3,384    3.2%    4,570   4.8%    14,025    4.8%    12,177   4.7%
Interest expense, net                                 1,992    1.9%    2,094   2.2%     5,897    2.0%     6,432   2.5%
                                                  ---------         --------        ---------         ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                 1,392    1.3%    2,476   2.6%     8,128    2.8%     5,745   2.2%
Income tax provision                                    559    0.5%      958   1.0%     3,251    1.1%     2,298   0.9%
                                                  ---------         --------        ---------         ---------
INCOME FROM CONTINUING OPERATIONS                       833    0.8%    1,518   1.6%     4,877    1.7%     3,447   1.3%
Income from discontinued operations, net of
  income tax of $256                                      -    0.0%        -   0.0%       401    0.1%         -   0.0%
                                                  ---------         --------        ---------         ---------
NET INCOME                                        $     833    0.8% $  1,518   1.6% $   5,278    1.8% $   3,447   1.3%
                                                  =========         ========        =========         =========
BASIC EARNINGS PER COMMON SHARE:
Earnings from continuing operations               $    0.06         $   0.11        $    0.35         $    0.25
Earnings from discontinued operations, net of tax         -                -             0.03                 -
                                                  ---------         --------        ---------         ---------
NET EARNINGS                                      $    0.06         $   0.11        $    0.38         $    0.25
                                                  =========         ========        =========         =========
DILUTED EARNINGS PER COMMON SHARE:
Earnings from continuing operations               $    0.06         $   0.11        $    0.35         $    0.25
Earnings from discontinued operations, net of tax         -                -             0.03                 -
                                                  ---------         --------        ---------         ---------
NET EARNINGS                                      $    0.06         $   0.11        $    0.37         $    0.25
                                                  =========         ========        =========         =========

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                  THIRD QUARTER                THIRD QUARTER
                                                                                      ENDED      YEAR ENDED        ENDED
                                                                                  ------------------------------------------
                                                                                      2004         2003             2003
                                                                                  -------------  ----------    -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $     533    $     468      $     553
  Accounts receivable, net of allowances of
  $1,634, $1,532 and $2,152, respectively                                              59,561       38,196         52,467
  Inventories, net
    Raw materials                                                                       3,922        2,560          3,105
    Work-in-process                                                                     4,827        3,266          4,228
    Finished goods                                                                     31,381       24,317         27,186
                                                                                    ---------    ---------      ---------
                                                                                       40,130       30,143         34,519
  Deferred tax assets                                                                   8,961        7,996          9,979
  Prepaid expenses and other                                                            5,293        4,574          4,477
                                                                                    ---------    ---------      ---------
                                       TOTAL CURRENT ASSETS                           114,478       81,377        101,995
PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                  3,320        3,537          3,537
  Buildings                                                                            24,897       25,776         25,221
  Machinery and equipment                                                             118,161      121,887        120,658
                                                                                    ---------    ---------      ---------
                                                                                      146,378      151,200        149,416
  Less allowances for depreciation and amortization                                    98,536       99,874         98,560
                                                                                    ---------    ---------      ---------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                                                47,842       51,326         50,856
GOODWILL                                                                               21,519       21,519         21,558
PENSION ASSETS                                                                         30,388       30,016         30,232
DEFERRED TAX ASSETS                                                                    13,455       17,612         14,477
OTHER ASSETS                                                                            5,350        6,463          6,442
                                                                                    ---------    ---------      ---------
                                               TOTAL ASSETS                         $ 233,032    $ 208,313      $ 225,560
                                                                                    =========    =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                  $  32,388    $  16,928      $  26,654
  Accrued compensation and benefits                                                    11,787       10,633          8,721
  Customer volume & promotional accrued expenses                                        6,208        6,024          4,216
  Other accrued expenses                                                                9,940        8,273         11,843
  Taxes                                                                                 3,738        3,408          3,890
  Secured credit agreement - current                                                   83,100       11,000         11,000
  Current maturities of long-term debt                                                    860          760            755
                                                                                    ---------    ---------      ---------
                                  TOTAL CURRENT LIABILITIES                           148,021       57,026         67,079

LONG-TERM DEBT                                                                         11,756       82,990         89,619

POST-RETIREMENT BENEFITS AND OTHER
  LONG-TERM LIABILITIES                                                                28,749       29,782         28,627

SHAREHOLDERS' EQUITY
  Common shares                                                                         1,384        1,379          1,379
  Other capital                                                                        75,787       75,534         75,527
  Retained earnings (deficit)                                                         (28,551)     (33,829)       (31,384)
  Accumulated other comprehensive income (loss)                                        (4,114)      (4,569)        (5,287)
                                                                                    ---------    ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                             44,506       38,515         40,235
                                                                                    ---------    ---------      ---------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 233,032    $ 208,313      $ 225,560
                                                                                    =========    =========      =========

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                              NINE MONTHS ENDED
                                                             --------------------
                                                               2004        2003
                                                             --------    --------
OPERATING ACTIVITIES
   Net income                                                $  5,278    $  3,447
   Adjustments to reconcile net income to cash provided by
   operating activities:
      Depreciation                                              6,901       6,890
      Amortization                                              1,199       1,199
      Gain on sale of property, plant and equipment              (933)          -
      Deferred income taxes                                     2,862       2,102
      Net change in working capital accounts:
        Accounts receivable                                   (21,365)    (15,781)
        Inventories                                            (9,987)     (2,335)
        Prepaid expenses and other                               (316)       (104)
        Accounts payable                                       15,460       5,445
        Accrued expenses and other current liabilities          2,349      (1,741)
      Pension plan contributions                               (1,792)     (1,067)
      Other long-term items                                     1,893       2,285
                                                             --------    --------
CASH PROVIDED BY OPERATING ACTIVITIES                           1,549         340

INVESTING ACTIVITIES
   Net additions to property, plant and equipment              (4,592)     (5,787)
   Refund of deposits on equipment operating leases               580           -
   Proceeds from sale of property, plant and equipment          1,595           -
   Acquisitions and related items                                (187)       (750)
                                                             --------    --------
CASH USED IN INVESTING ACTIVITIES                              (2,604)     (6,537)

FINANCING ACTIVITIES
   Net borrowings under secured credit agreement                1,700       6,000
   Payments on other long-term borrowings                        (734)       (748)
   Purchase and retirement of treasury stock                     (205)          -
   Exercise of stock options                                      359           2
                                                             --------    --------
CASH PROVIDED BY FINANCING ACTIVITIES                           1,120       5,254
                                                             --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   65        (943)
Cash and cash equivalents at beginning of year                    468       1,496
                                                             --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    533    $    553
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

Lamson Home Products - Consumer: The major customers served are home centers and mass merchandisers for the "do-it-yourself" (DIY) home improvement market. The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, door chimes and lighting controls.

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                       THIRD QUARTER ENDED        NINE MONTHS ENDED
                                      ----------------------    ----------------------
                                        2004         2003         2004          2003
                                      ---------    ---------    ---------    ---------
NET SALES
Carlon                                $  51,857    $  43,755    $ 139,487    $ 116,879
Lamson Home Products                     24,019       22,259       67,053       59,834
PVC Pipe                                 30,527       29,237       87,613       85,055
                                      ---------    ---------    ---------    ---------
                                      $ 106,403    $  95,251    $ 294,153    $ 261,768
                                      =========    =========    =========    =========
OPERATING INCOME (LOSS)
Carlon                                $   4,565    $   4,204    $  12,812    $   9,885
Lamson Home Products                      1,431        3,696        6,283        9,544
PVC Pipe                                   (597)      (2,115)        (765)      (2,824)
Corporate Office                         (1,620)      (1,215)      (4,536)      (4,428)
Other (Expense) Income (see Note I)        (395)           -          231            -
                                      ---------    ---------    ---------    ---------
                                      $   3,384    $   4,570    $  14,025    $  12,177
                                      =========    =========    =========    =========
DEPRECIATION AND AMORTIZATION
Carlon                                $   1,313    $   1,688    $   4,078    $   5,136
Lamson Home Products                        458          433        1,393        1,286
PVC Pipe                                    891          615        2,629        1,667
                                      ---------    ---------    ---------    ---------
                                      $   2,662    $   2,736    $   8,100    $   8,089
                                      =========    =========    =========    =========

In September 2004 the Company settled its patent infringement litigation as the result of a mediation process. The effect of this litigation settlement has reduced operating income by $864,000 in both the Carlon and Lamson Home Products business segments in the third quarter of 2004. Total assets by business segment at October 2, 2004, January 3, 2004 and October 4, 2003 are as follows:

(Dollars in thousands)

                                             OCTOBER 2,   JANUARY 3,   OCTOBER 4,
                                                2004         2004         2003
                                             ----------   ----------   ----------
IDENTIFIABLE ASSETS
Carlon                                        $ 87,075     $ 79,900     $ 89,470
Lamson Home Products                            33,484       30,065       31,674
PVC Pipe                                        50,307       34,232       41,667
Corporate Office (includes deferred tax and
  pension assets)                               62,166       64,116       62,749
                                              --------     --------     --------
                                              $233,032     $208,313     $225,560
                                              ========     ========     ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income for the third quarter and first nine months of 2004 and 2003 are as follows:

(Dollars in thousands)

                                          THIRD QUARTER ENDED      NINE MONTHS ENDED
                                         ----------------------  ----------------------
                                         OCTOBER 2,  OCTOBER 4,  OCTOBER 2,  OCTOBER 4,
                                            2004        2003       2004        2003
                                         ----------  ----------  ----------  ----------
Net income                                 $ 833       $1,518     $ 5,278     $3,447
Foreign currency translation adjustments     (56)          57         (78)       114
Interest rate swaps, net of tax              124          252         533        469
                                           -----       ------     -------     ------
Comprehensive income                       $ 901       $1,827     $ 5,733     $4,030
                                           =====       ======     =======     ======

The components of accumulated other comprehensive loss, at October 2, 2004, January 3, 2004 and October 4, 2003 are as follows:

(Dollars in thousands)

                                          OCTOBER 2,   JANUARY 3,   OCTOBER 4,
                                             2004         2004         2003
                                          ----------   ----------   ----------
Foreign currency translation adjustments   $  (519)     $  (441)     $  (500)
Minimum pension liability adjustments,
  net of tax                                (3,289)      (3,289)      (3,706)
Interest rate swaps, net of tax               (306)        (839)      (1,081)
                                           -------      -------      -------
Accumulated other comprehensive loss       $(4,114)     $(4,569)     $(5,287)
                                           =======      =======      =======

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)

                                        THIRD QUARTER ENDED  NINE MONTHS ENDED
                                        -------------------  -----------------
                                          2004      2003      2004      2003
                                        --------   -------   -------   -------
BASIC EARNINGS-PER-SHARE COMPUTATION
Net Income                               $   833   $ 1,518   $ 5,278   $ 3,447
                                         =======   =======   =======   =======
Average Common Shares Outstanding         13,809    13,786    13,793    13,785
                                         =======   =======   =======   =======
Basic Earnings Per Share                 $  0.06   $  0.11   $  0.38   $  0.25
                                         =======   =======   =======   =======
DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income                               $   833   $ 1,518   $ 5,278   $ 3,447
                                         =======   =======   =======   =======
Basic Shares Outstanding                  13,809    13,786    13,793    13,785
Stock Options Calculated Under
  the Treasury Stock Method                  373       140       287        76
                                         -------   -------   -------   -------
Total Shares                              14,182    13,926    14,080    13,861
                                         =======   =======   =======   =======
Diluted Earnings Per Share               $  0.06   $  0.11   $  0.37   $  0.25
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

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, of which $22.0 million was outstanding at October 2, 2004. The agreements are coterminous with the Company's secured credit facility and expire in August 2005. The swap agreements effectively fix the interest rate on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 4.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the third quarter of 2004 of a $306,000 (net of $195,000 in tax) loss, has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. The entire $501,000 of loss on the fair value of the hedges is classified in current accrued liabilities.

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

(Dollars in thousands, except per share data)

                                                                THIRD QUARTER ENDED       NINE MONTHS ENDED
                                                               ---------------------    ----------------------
                                                                 2004        2003         2004         2003
                                                               ---------   ---------    ---------    ---------
Net income                                       As reported   $     833   $   1,518    $   5,278    $   3,447
Total stock-based employee
  compensation, net of tax                                          (135)       (156)        (374)        (491)
                                                               ---------   ---------    ---------    ---------
Net income                                       Pro forma     $     698   $   1,362    $   4,904    $   2,956
                                                               =========   =========    =========    =========
Basic earnings per share                         As reported   $    0.06   $    0.11    $    0.38    $    0.25
                                                 Pro forma          0.05        0.10         0.36         0.21
Diluted earnings per share                       As reported   $    0.06   $    0.11    $    0.37    $    0.25
                                                 Pro forma          0.05        0.10         0.35         0.21

NOTE I - SALE OF ASSETS

In the first quarter of 2004, the Company sold a manufacturing facility located in Pasadena, Texas for net proceeds of $1.5 million. The remaining production equipment is being relocated to other Lamson & Sessions facilities over the next quarter. The Company anticipates incurring total severance, training and other moving costs of $800,000 to $1,000,000 in 2004. These costs are charged against other income as required under Financial Accounting Standard (FAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." During the third quarter the Company incurred a charge of $0.4 million, primarily the accrual of severance costs and expenditures on training and moving costs. For the nine months ended October 2, 2004, a gain on the sale of the facility ($0.9 million), net of severance and other costs associated with the closure of the facility ($0.7 million), was incurred totaling $0.2 million.

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

The components of net periodic benefit cost (income) are as follows:

(Dollars in thousands)

                                      THIRD QUARTER ENDED                       NINE MONTHS ENDED
                             -------------------------------------   ---------------------------------------
                              PENSION BENEFITS     OTHER BENEFITS     PENSION BENEFITS      OTHER BENEFITS
                             ------------------    ---------------   ------------------    -----------------
                              2004       2003      2004      2003      2004      2003       2004      2003
                             -------    -------    -----    ------   -------    -------    -------    ------
Service cost                 $   298    $   267    $   1    $    2   $   894    $   801    $     4    $    6
Interest cost                  1,219      1,261      168       292     3,657      3,783        460       876
Expected return on assets     (1,486)    (1,350)       -         -    (4,458)    (4,050)         -         -
Net amortization
  and deferral                   388        603      (53)       47     1,164      1,809         (7)      140
Defined contribution plans       250        161        -         -       815        684          -         -
                             -------    -------    -----    ------   -------    -------    -------    ------
                             $   669    $   942    $ 116    $  341   $ 2,072    $ 3,027    $   457    $1,022
                             =======    =======    =====    ======   =======    =======    =======    ======

Contributions of $983,000 were made in the third quarter of 2004, bringing total contributions by the Company to its defined benefit pension plans to $1,792,000 in 2004. The Company expects to make $855,000 in contributions over the next 12 months, a reduction from previous estimates.

The above information includes the effect of YSD's other post-retirement benefit costs which were assumed in April 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the effects of the subsidy resulted in a $0.6 million reduction of the accumulated post-retirement benefit obligation, which will be recognized prospectively.

NOTE K - DEBT CLASSIFICATION

The Company's secured credit agreement matures in August 2005. As a result, the debt was reclassified as current at the end of the third quarter of 2004. The Company intends to refinance this obligation in the first half of 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements.

EXECUTIVE OVERVIEW

The Company continues to experience strong sales growth, recording the highest quarterly net sales levels in its history. A surge in demand for telecommunications duct to support Fiber-to-the-Premise (i.e. FTTP) projects and the strong housing start results helped to raise sales activity. Generally, order levels slowed in July and August but picked up in September recording the highest monthly net sales in over five years.

Escalating resin costs remain the Company's foremost challenge. With oil prices at record levels PVC and HDPE feedstocks have been increasing in price, driving resin producers to pass the higher costs through with higher prices. Typically, resin costs begin to decline in the third quarter and reach their low point at year-end. This is not happening in 2004. Although some of the Carlon and PVC Pipe segment business contains price escalators, much of it is dependent upon end market demand in order to receive higher prices. Margins are most significantly impacted by the fact that Lamson Home Products has been unable, thus far, to obtain any price increases from its major retail customers. In addition, the higher oil prices are causing increased fuel costs resulting in rising freight costs.

In order to reduce costs and improve efficiencies, the Company continues to implement its closure plan for its Pasadena, Texas facility. A portion of the production capacity has been moved and installed at its Clinton, Iowa facility. The project is on schedule to be completed in the fourth quarter of 2004.

Finally, in September 2004 the Company settled its patent infringement litigation as a result of a mediation process. In connection with the settlement, the Company recorded a net charge of $1.7 million in the third quarter.

2004 COMPARED WITH 2003

RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, items from the Consolidated Income Statements as a percentage of net sales for the third quarter and nine months ended:

                                      THIRD QUARTER ENDED   NINE MONTHS ENDED
                                      -------------------   -----------------
                                        2004       2003       2004     2003
                                      --------   --------   -------   -------
Net sales                               100.0%   100.0%      100.0%  100.0%
Cost of products sold                    82.7     84.0        82.2    83.0
                                        -----    -----       -----   -----
  Gross profit                           17.3     16.0        17.8    17.0
Operating expenses                       12.1     11.2        12.5    12.3
Litigation settlement                     1.6        -         0.6       -
Other expense (income)                    0.4        -        (0.1)      -
                                        -----    -----       -----   -----
  Operating income                        3.2      4.8         4.8     4.7
Interest expense                          1.9      2.2         2.0     2.5
                                        -----    -----       -----   -----
  Income from continuing operations
    before income taxes                   1.3      2.6         2.8     2.2
Income tax provision                      0.5      1.0         1.1     0.9
                                        -----    -----       -----   -----
  Income from continuing operations       0.8%     1.6%        1.7%    1.3%
                                        =====    =====       =====   =====

Net sales for the third quarter of 2004 increased to $106.4 million, an $11.1 million or 11.6% increase, over the third quarter of 2003. All three business segments reflected higher net sales levels as telecom construction continued on a similar pace as the second quarter, home improvement DIY sales were supported by healthy home sales and improved spending on sewer infrastructure projects began to be realized. Year-to-date net sales total $294.2 million, a $32.4 million, or 12.4% increase, over the $261.8 million in net sales for the first nine months of 2003.

Gross profit, although hindered by higher raw material costs, improved to $18.4 million, 17.3% of net sales, for the third quarter of 2004, compared with $15.3 million, 16.0% of net sales, for the third quarter of 2003. For the nine months ended October 2, 2004 the gross profit was up by $7.8 million, totaling $52.4 million, 17.8% of net sales compared with $44.6 million, 17.0% of net sales for the nine months ended October 4, 2003, a 17.5% improvement. As indicated earlier, the cost of PVC continued to rise through the third quarter of 2004. Procurement costs were up 21.0% this quarter compared with the third quarter of 2003, and up an average of 16.0% for the first nine months of 2004 compared with the same period in 2003. These increased costs have been only partially offset by price increases and productivity improvements.

Operating expenses increased to $12.9 million, or 12.1% of net sales, and $36.9 million, or 12.5% of net sales for the third quarter and first nine months, respectively. In the third quarter, operating expenses were $2.2 million higher than the $10.7 million in the third quarter of 2003. Much of the increase is caused by higher variable selling expenses as sales were up by almost 12.0%. In addition, the Company had higher incentive compensation expense ($1.4 million), which was offset by reduced pension ($350,000) and retiree medical expenses ($225,000) in the current quarter compared with the prior year third quarter. In the first nine months of 2004, operating expenses were $4.4 million, or 12.4% higher than the $32.4 million of expenses in 2003. A majority of the increase is a result of the 12.4% higher sales level in 2004 year-to-date compared with the first nine months of 2003, causing more variable selling expenses. As noted in the third quarter, comparative incentive compensation costs are higher ($2.6 million) than last year. In addition, for the first nine months of 2004 higher medical expenses for active employees ($980,000) and professional fees ($300,000), addressing Sarbanes-Oxley compliance items, were incurred while there was a reduction in costs from lower pension and retiree medical expenses along with recovery of a bankruptcy claim. Operating income was $14.0 million for the first nine months of 2004. Included in these results are the net effects of a litigation settlement of $1.7 million, completed in September 2004, and the sale and closure of the Company's Pasadena, Texas facility (see Note G).

Net interest declined to $5.9 million for the first nine months of 2004 compared with $6.4 million in the same period in the prior year. Average borrowings over the first nine months of 2004 are lower by $3.4 million from the first nine months of 2003 while interest rates are 5.63% for 2004 year-to-date down from the 6.21% average for the prior year-to-date period.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) was $6.0 million for the third quarter of 2004 and $22.1 million for the first nine months of 2004 compared with $7.3 million and $20.3 million for the respective periods in 2003.

The components of this calculation are as follows:

(Dollars in thousands)

                                       THIRD QUARTER ENDED  NINE MONTHS ENDED
                                       -------------------  ------------------
                                         2004      2003      2004       2003
                                        ------    ------    -------    -------
Operating income                        $3,384    $4,570    $14,025    $12,177
Depreciation                             2,263     2,337      6,901      6,890
Amortization                               399       399      1,199      1,199
                                        ------    ------    -------    -------
EBITDA                                  $6,046    $7,306    $22,125    $20,266
                                        ======    ======    =======    =======
EBITDA Margin (EBITDA/Net Sales)           5.7%      7.7%       7.5%       7.7%

EBITDA is a calculation used by management to measure liquidity. EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be an alternative to operating income or cash flows from operating activities as a measure of liquidity.

The following is a reconciliation of EBITDA to cash provided (used) by operating activities:

(Dollars in thousands)

                                       THIRD QUARTER ENDED   NINE MONTHS ENDED
                                       -------------------  -------------------
                                        2004        2003      2004       2003
                                       -------    --------  --------   --------
EBITDA                                 $ 6,046    $ 7,306   $ 22,125   $ 20,266
Gain on sale of property, plant and
    equipment (investing activities)         -          -       (933)         -
Interest expense                        (1,992)    (2,094)    (5,897)    (6,432)
Increase in net operating (assets)      (4,259)    (1,723)   (13,746)   (13,494)
                                       -------    -------   --------   --------
Cash (used) provided by
   operating activities                $  (205)   $ 3,489   $  1,549   $    340
                                       =======    =======   ========   ========

BUSINESS SEGMENTS

CARLON

The Carlon business segment had net sales of $51.9 million in the third quarter 2004, an 18.5% increase over the $43.8 million in net sales reported in the prior year third quarter. All three quarters of 2004 have experienced double digit percentage net sales growth from their comparable quarter in 2003. This expansion is led again by an approximate 25.0% increase in telecom wireline product sales, primarily from higher demand for HDPE conduit, to support the initial rollout of fiber-to-the-premise projects. Electrical product sales are also up by about 6.0% in the third quarter 2004 and 10.5% year-to-date compared with their respective periods in 2003. Carlon has realized market expansion as well as some price increases to offset some of the raw material cost increases. Year-to-date, Carlon's net sales have increased by $22.6 million, or 19.3%, to $139.5 million from $116.9 million in the first nine months of 2003.

Gross margin was favorably impacted by the higher telecom sales volume, enabling the HDPE extrusion facilities to run at close to 60.0% capacity for the last two quarters. By achieving some price increases Carlon has been able to mitigate a portion of the steep raw material cost increases. The increased volume has also allowed the Company to better leverage its fixed costs.

Operating income for Carlon was $4.6 million (8.8% of net sales) and $12.8 million (9.2% of net sales) in the third quarter 2004 and the first nine months of 2004, respectively. This compares with operating income of $4.2 million (9.6% of net sales) and $9.9 million (8.5% of net sales) in the third quarter 2003 and the first nine months of 2003, respectively. Included in the business segment's operating expenses for the third quarter of 2004 is approximately $0.85 million related to a litigation settlement. Operating expenses year-to-date 2004 are approximately $2.5 million higher than the comparable period of 2003. In addition to the litigation charge and related legal fees, Carlon has incurred higher variable selling expenses and product development expenses. These expenses were somewhat offset by the partial recovery ($300,000) of an accounts receivable that was written off in 2002 relating to the Adelphia bankruptcy.

LAMSON HOME PRODUCTS

Lamson Home Products continued its steady growth, recording $24.0 million in net sales in the third quarter 2004, a 7.9%, or $1.8 million increase, over the $22.3 million in net sales in the third quarter of 2003. In addition to the business segment's electrical box and fitting product lines, it has seen more recent growth in the innovative chimes and lighting control products that it offers. This business segment continues to gain shelf space at many of its retail, DIY customers.

The business segment has been hit the hardest by the dramatic increases in PVC resin costs over the past year. Unfortunately, despite these well documented rising costs, they have not been recovered in price increases from the "big box" retailers. This has caused a reduction in gross margin, compared with the prior year, of approximately 300 basis points. The Company continues to invest in new equipment and other productivity-improvement initiatives in an attempt to mitigate these margin reductions.

Operating income was $1.4 million, or 6.0% of net sales, in the third quarter 2004 compared with $3.7 million, or 16.6% of net sales, in the third quarter 2003. Included in this quarter's operating expenses is $0.85 million related to a litigation settlement. Year-to-date 2004 operating income totaled $6.3 million, or 9.4% of net sales, compared with $9.5 million, or 16.0% of net sales, for the first nine months of 2003. In addition to the lower gross margins in 2004 and litigation and related legal expenses, the business segment is incurring higher variable selling expenses and new product development costs to support, in particular, the chimes and lighting control product line expansions.

PVC PIPE

Net sales for the third quarter 2004 in the PVC Pipe business segment rose to $30.5 million, a $1.3 million, or 4.4% improvement over the third quarter of 2003. Healthy residential construction activity continues to support this business segment along with a resurgence of sewer infrastructure spending. Rigid pipe volume was relatively slow in July and August before beginning to rebound in September. It ended this quarter about 17.5% behind the third quarter of 2003. The volume decline in the third quarter 2004 was offset by increased pricing of almost 18.0% compared with the third quarter 2003. For the first nine months of 2004 net sales were $87.6 million, $2.6 million, or 3.0% higher than the $85.1 million in net sales reported in the comparable period of 2003. Volume of pipe pounds sold was down by 6.0% year-to-date 2004, while price was higher by almost

9.0% over the same period last year. The Vylon large diameter sewer pipe product line continued to see increased shipment and order rates during the third quarter.

Gross margin was impacted by higher PVC resin costs, but the majority of these increases were reflected in higher selling prices, improving margins over 2003. Lower conduit sales volume has driven PVC extrusion utilization this quarter under 70.0% in order to control the related pipe inventory. On a positive note, the favorable product mix from Vylon sewer pipe sales has helped to offset this lower utilization as these engineered products command a much higher margin than standard electrical conduit.

The PVC Pipe business segment had a $0.6 million operating loss for the third quarter of 2004 resulting in a business segment operating loss-to-date of $0.8 million. This reflects an improvement over the prior year third quarter and year-to-date reported operating losses of $2.1 million and $2.8 million, respectively. The improvements this year come primarily at the gross margin line as operating expenses for the most part are similar to 2003. Operating expenses have increased slightly this year from expanded Vylon product research and development costs in order to gain new business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity and capital resources is cash from operating activities and availability under its secured credit facility.

Cash provided by operating activities was $1.5 million in the first nine months of 2004 compared with $0.3 million in the first nine months of 2003. Although the Company grew its investment in working capital year-to-date to support increased business activity, it was able to maintain positive cash flow through improved operating results. Accounts receivable alone has grown $21.4 million since the 2003 year-end, a 55.9% increase, and reflects a $7.1 million, or a 13.5%, increase over the third quarter of 2003. This is directly attributable to the higher sales levels especially late in the third quarter of 2004 as days sales outstanding, calculated using a 3-month rolling average, was 50.1 days at the end of the third quarter of 2004 compared with 47.3 days at the end of the third quarter of 2003.

Inventory began to decline slightly in the third quarter 2004 in anticipation of the seasonal slowdown experienced in the winter months. Inventory levels of $40.1 million remain $10.0 million higher than year-end and $5.6 million more than the end of the third quarter 2003. Despite this increase, inventory turns rose to 7.7 times at the end of the third quarter 2004, compared with 7.3 times at the prior third quarter-end. Much of the increased inventory levels are to support new business obtained by the Lamson Home Products segment and higher demand seen for telecommunication products, especially HDPE conduit. PVC resin pounds in inventory at October 2, 2004 were 14.6% higher than year-end 2003 and 10.7% more than at October 4, 2003. The cost per pound of PVC resin in inventory has increased by approximately 25.0% since year-end 2003 and the end of the third quarter of 2003.

Accounts payable at October 2, 2004 was $32.4 million, an increase of $15.5 million from year-end 2003 and $5.7 million higher than October 4, 2003. The increase in payables primarily reflects the comparatively higher cost of inventory and increased business activity and the timing of the 2003 year-end payments which lowered the payables balance at year-end. Total accruals were $27.9 million at October 2, 2004, $3.1 million higher than the $24.8 million at October 4, 2003. The current accrual balances reflect a higher anticipated incentive compensation estimate, the remainder of the litigation settlement, higher retiree medical payable (primarily for the addition of YSD retirees) and selling and marketing programs partially offset by lower freight accruals due to timing of payments compared with the prior year third quarter.

Capital expenditures increased during the third quarter bringing the amount invested year-to-date to $4.6 million compared with $5.8 million invested at this time last year. Investments during the third quarter of 2004 include the fixed asset additions to support the move of capacity from Pasadena, Texas to other facilities, productivity investments in both the Company's molding and PVC extrusion facilities and tooling to support new product offerings.

As of the end of the third quarter of 2004 the Company's secured credit facility was classified as a current debt as its maturity date is in August 2005. The Company is not in violation with any of its covenants, has adequate credit capacity and expects to pay down its bank debt during the fourth quarter as the need for working capital slows. It is also anticipated that the Company will refinance this obligation in the first half of 2005 pending the evaluation of various strategic alternatives being investigated by management and the Company's investment bankers.

CRITICAL ACCOUNTING ESTIMATES

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 3, 2004 except as follows.

DEFERRED TAX ASSETS

As of October 2, 2004 the Company had approximately $22.4 million of net deferred tax assets including loss carryforwards that expire through 2022 and other temporary differences. The valuation of these deferred tax assets would be negatively impacted if corporate statutory income tax rates decline. In October 2004, a Corporate tax reduction bill was enacted. The Company is evaluating the impact on the value of its net operating loss carryforward and other timing differences, which is not expected to be material. The realization of these net assets is based primarily upon estimates of future taxable income. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur.

OUTLOOK FOR 2004

The third quarter has seen a continuation of the upswing in telecom product sales in the Carlon business segment. In October, the Federal Communications Commission (FCC) relieved the telecom industry of unbundling requirements for FTTP loops. We believe this will stimulate more outside plant capital spending to build-out the last mile of the fiber network.

Residential construction remains strong with housing starts approximately 2.0 million units for the last year. We expect this pace to decline slightly to the
1.7 to 1.8 million unit range through next year as mortgage interest rates and construction costs rise. Non-residential and industrial construction should, however, offset this decline as vacancy rates have stabilized. Improved corporate profits and capital spending should result in modest growth in commercial construction through 2005.

Resin costs, both HDPE and PVC, are expected to stay at the current high levels even through the winter months when they traditionally have declined. It is currently expected with the high oil and natural gas prices, supported by the strong global demand for these resins, that these costs may average 10.0% higher in 2005 than 2004. The Company intends to pass on these material related cost increases with further price increases in 2005 wherever possible.

The Company continues its management of working capital as evidenced by inventory turns reaching 7.7 turns compared with 7.3 turns a year ago. Despite very high net sales levels this quarter the days sales outstanding remains at 50 days. Payments for pension contributions and a litigation settlement lowered cash flow generated this quarter; however, we still expect substantial positive operating cash flow in the fourth quarter 2004 reducing outstanding debt at year-end to the lowest level since 2000.

As announced in early October, the Company has hired an investment banker to review various strategic alternatives in order to improve shareholder value including the potential sale of all or a portion of the Company. As a result, management has deemed it prudent to delay the refinancing of its secured credit facility which expires in August 2005. Management believes the refinancing will take place in the first half of 2005 pending the conclusion of the strategic review.

Based on the results through the third quarter and expectations for our markets, we anticipate net sales growth will be 10.0% to 12.0% for 2004 and an additional 8.0% to 10.0% for 2005.

Despite the litigation charge of $1.7 million incurred in the third quarter of 2004, we continue to believe projected earnings for 2004 will be between 43 to 48 cents per diluted share.

Certain sections of this Quarterly Report on Form 10-Q, including this Outlook Section, contain forward-looking comments. The comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing,
(ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends, (iv) the continued availability and reasonable terms of bank financing (v) the outcome and effects of the Company's exploration of strategic alternatives and (vi) any adverse change in the recovery trend of the country's general economic condition affecting the markets for the Company's products. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 3, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

As of October 2, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II

ITEM 1 - LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3.0 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic then filed a petition for certiorari with the United States Supreme Court. The United States Supreme Court reversed the decision of the Court of Appeals and remanded the case back to it. In March 2003, the Court of Appeals remanded this litigation back to the United States District Court for reconsideration. On September 17, 2004, the Company announced the settlement of this litigation arrived at through a mediation process. The net effect of that settlement has been reflected in the third quarter 2004 operating results.

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

            31.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            1. The Company's current report on Form 8-K, dated July 28, 2004, relating to the Company's earnings for the second quarter of 2004.

            2. The Company's current report on Form 8-K, dated September 17, 2004, relating to the Company's settlement of its patent infringement litigation with Intermatic Incorporated of Spring Grove, Illinois.

            3. The Company's current report on Form 8-K, dated October 5, 2004, relating to the Company's exploration of strategic alternatives.

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

                                 THE LAMSON & SESSIONS CO.
                                 -------------------------
                                        (Registrant)

October 28, 2004                 By: /s/ James J. Abel
                                     ------------------------------------------
                                     James J. Abel
                                     Executive Vice President, Secretary,
                                     Treasurer and Chief Financial Officer