Form 10-K
period 2005-01-01
LAMSON & SESSIONS CO
filed 2005-03-07
CIK 57497

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the voting stock held as of July 3, 2004 (the last trading day of the Company's fiscal 2004 second quarter) by non-affiliates of the Registrant was $113,647,372, based on the close price of $8.25 on the New York Stock Exchange.

     As of February 4, 2005 the Registrant had outstanding 13,894,213 common shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2005 are incorporated by reference into
Part III of this report.

                           THE LAMSON & SESSIONS CO.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

                                 PART I
Item 1.      Business
Item 2.      Properties
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a vote of Security Holders

                                 PART II
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters
Item 6.      Selected Financial Data
Item 7.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition
Item 7(a).   Quantitative and Qualitative Disclosures About Market Risk
Item 8.      Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9(a).   Controls and Procedures
Item 9(b).   Other Information

                                PART III
Item 10.     Directors and Executive Officers of the Registrant
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters
Item 13.     Certain Relationships and Related Transactions
Item 14.     Principal Accountant Fees and Services

                                 PART IV
Item 15.     Exhibits and Financial Statement Schedules

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

All of the Company's thermoplastic electrical products compete with and serve as substitutes for similar metallic products. The Company's thermoplastic electrical products offer several advantages over these other products. Specifically, non-metallic electrical and telecommunications conduit and related fittings and accessories are generally less expensive, lighter and easier to install than metallic products. They do not rust, corrode or conduct electricity. Thermoplastics, either polyvinyl chloride (PVC) or high density polyethylene (HDPE), are the materials of choice to protect fiber optic cable.

Three business segments serve specific markets, each of which has unique product and marketing requirements. These markets are:

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

A breakdown of net sales as a percent of total net sales by major business segments for 2004, 2003 and 2002 is as follows:

                                              2004              2003              2002
(Dollars in thousands)                   ---------------   ---------------   ---------------
Carlon                                   $183,800    48%   $154,090    45%   $149,037    48%
Lamson Home Products                       86,510    22%     81,514    24%     69,440    22%
PVC Pipe                                  116,829    30%    104,883    31%     93,952    30%
                                         --------   ----   --------   ----   --------   ----
                                         $387,139   100%   $340,487   100%   $312,429   100%
                                         ========   ====   ========   ====   ========   ====

See discussion of business segments' results in Note L to the consolidated financial statements.

COMPETITION
Each of the three segments in which the Company presently operates is highly competitive based on service, price and quality. Most of the competitors are either national or smaller regional manufacturers who compete with limited product offerings. Unlike a majority of the Company's competitors, the Company manufactures a broad line of thermoplastic products, complementary fittings and accessories. The Company believes that with its breadth of product line and investment in information technology infrastructure, it will continue to compete favorably. However, certain of the Company's competitors have greater financial resources than the Company, which occasionally can adversely affect the Company through price competition strategies in selected products and markets.

DISTRIBUTION
The Company distributes its products through a nationwide network of more than 108 manufacturers' representatives and a direct field sales force of approximately 23.

RAW MATERIALS
The Company is a large purchaser of pipe grade PVC and HDPE resins. The Company has entered into long-term supply contracts for PVC resin. PVC resin producers are operating at near capacity with no substantial net capacity additions planned in the next couple of years. Sustained demand and high energy costs are expected to support historically high resin costs for the foreseeable future. The Company is generally able to pass through these raw material cost increases, in its Carlon and PVC Pipe Business Segments, depending on the end-market strength. HDPE is purchased by the Company from various sources and has historically been readily available.

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

MAJOR CUSTOMERS
Sales to Affiliated Distributors, a cooperative buying group reported within the Carlon and PVC Pipe segments not otherwise affiliated with the Company, totaled approximately 11.0% of consolidated net sales in 2004, 14.0% of consolidated net sales in 2003, and 15.0% of consolidated net sales in 2002. Sales to Home Depot, a customer of the Lamson Home Products segment not otherwise affiliated with the Company, totaled approximately 10.2% of consolidated net sales in 2003.

BACKLOG
In the Company's three business segments, the order-to-delivery cycle ranges from several days to a few weeks. Therefore, the measurement of backlog is not a significant factor in the evaluation of the Company's prospects.

RESEARCH AND DEVELOPMENT
The Company is engaged in product development programs, which concentrate on identifying, creating and introducing innovative applications for thermoplastic and wireless electrical products. The Company maintains a material testing lab and development center in its Cleveland, Ohio headquarters to facilitate this effort and to improve manufacturing processes. The Company's research and development expenditures totaled $2.2 million, $1.9 million and $2.2 million in 2004, 2003 and 2002, respectively.

ENVIRONMENTAL REGULATIONS
The Company believes that its current operations and its use of property, plant and equipment conform in all material respects to applicable environmental laws and regulations presently in effect. The Company has facilities at numerous geographic locations, which are subject to a range of federal, state and local environmental laws and regulations. Compliance with these laws has, and will, require expenditures on a continuing basis. See also Note F to the Consolidated Financial Statements.

ASSOCIATES
At January 1, 2005, the Company had 1,189 associates, 1,004 of whom were employed at the Company's manufacturing facilities and distribution centers. The remainder of associates were primarily employed at the Company's corporate headquarters.

FOREIGN OPERATIONS
The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 4.6% of consolidated net sales in 2004, and 3.0% of consolidated net sales in 2003 and 2002, respectively, and were made principally to customers in Canada and the Caribbean.

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

ITEM 2.  PROPERTIES

The Company owns (O) or leases (L) manufacturing and distribution facilities, which are suitable and adequate for the production and marketing of its products. The Company owns a building which houses its executive and administrative offices (located in Cleveland, Ohio), which occupy 68,000 square feet in a suburban office complex. The following is a list of the Company's manufacturing and distribution center locations:

                                                               APPROXIMATE
MANUFACTURING FACILITIES                                       SQUARE FEET
------------------------                                       -----------
Woodland, California(O)                                           71,000
High Springs, Florida(O)                                         110,000
Tennille, Georgia(O)                                              41,000
Clinton, Iowa(O)                                                 124,000
Mountain Grove, Missouri(O)                                       36,000
Bowling Green, Ohio(O)                                            67,000
Oklahoma City, Oklahoma(O)                                       172,000
Nazareth, Pennsylvania(O)                                         61,000
Erie, Pennsylvania(L)                                             56,000
Cranesville, Pennsylvania(L)                                      10,000

DISTRIBUTION CENTERS
Columbia, South Carolina(L)                                      350,000
Woodland, California(L)                                          127,000
Fort Myers, Florida(O)                                             4,000

The above manufacturing facilities were operated at approximately 72.0% of their productive capacity during 2004.

ITEM 3.  LEGAL PROCEEDINGS

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3.0 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic then filed a petition for certiorari with the United States Supreme Court. The United States Supreme Court reversed the decision of the Court of Appeals and remanded the case back to it. In March 2003, the Court of Appeals remanded this litigation back to the United States District Court for reconsideration. On September 17, 2004, the Company announced the settlement of this litigation arrived at through a mediation process. The net effect ($1.7 million) of that settlement has been reflected in the 2004 operating results.

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

Executive Officer since January 1988. Age 67.

JAMES J. ABEL
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Executive Officer since December 1990. Age 58.

NORMAN E. AMOS
Vice President

Executive Officer since February 21, 2001. Vice President Supply Chain Management since August 1, 2000. Manager, Transportation and Logistics with Xerox Corporation July 1995 - July 2000. Age 59.

ALBERT J. CATANI, II
Vice President

Executive Officer since February 27, 1997. Vice President, Manufacturing since August 1995. Age 57.

EILEEN E. CLANCY
Vice President

Executive Officer since January 2, 2002. Vice President, Human Resources since January 2, 2002. Director of Human Resources Development, December 1995 - December 2001. Age 54.

DONALD A. GUTIERREZ
Senior Vice President

Executive Officer since February 26, 1998. Senior Vice President since February 21, 2001. Vice President, Carlon since March 1998. Age 47.

CHARLES W. HENNON
Vice President

Executive Officer since February 25, 1999. Vice President and Chief Information Officer since April 1998. Manager, Business Support Services with Ferro Corporation, 1993 - April 1998. Age 59.

LORI L. SPENCER
Vice President

Executive Officer since February 27, 1997. Vice President and Controller since August 1997. Age 46.

NORMAN P. SUTTERER
Senior Vice President

Executive Officer since February 29, 1996. Senior Vice President since February 18, 2003. Vice President, Lamson Home Products since March 1998. Age 55.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. High and low close prices for the Common Stock are included in Note N to the Consolidated Financial Statements. No dividends were paid in 2004, 2003 or 2002. The approximate number of shareholders of record of the Company's Common Stock at January 1, 2005 was 1,224.

ITEM 6.  SELECTED FINANCIAL DATA
FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY

                                                                           FISCAL YEARS ENDED
                                                          ----------------------------------------------------
(Dollars in thousands except per share data,                2004       2003       2002       2001       2000
associates and percentages)                               --------   --------   --------   --------   --------
--------------------------------------------------------------------------------------------------------------
OPERATIONS:
  NET SALES(3)                                            $387,139   $340,487   $312,429   $350,914   $347,292
  OPERATING INCOME(1)                                       17,669     14,658     18,509      6,183     34,487
  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
    TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                9,744      6,131      8,926     (5,443)    29,948
  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE      6,148      3,740      5,026     (3,843)    21,448
  Income (loss) from discontinued operations, net of
    income taxes                                               401     (2,738)        --         --         --
  Cumulative effect of change in accounting principle,
    net of income taxes                                         --         --    (46,250)        --         --
                                                          --------   --------   --------   --------   --------
  NET INCOME (LOSS)                                       $  6,549   $  1,002   $(41,224)  $ (3,843)  $ 21,448
                                                          ========   ========   ========   ========   ========
--------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Earnings (Loss) from continuing operations before
    change in accounting principle                        $   0.45   $   0.27   $   0.36   $  (0.28)  $   1.58
  Earnings (Loss) from discontinued operations, net of
    tax                                                   $   0.03   $  (0.20)        --         --         --
  Cumulative effect of change in accounting principle,
    net of tax                                                  --         --   $  (3.36)        --         --
                                                          --------   --------   --------   --------   --------
  NET EARNINGS (LOSS)                                     $   0.47   $   0.07   $  (2.99)  $  (0.28)  $   1.58
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Earnings (Loss) from continuing operations before
    change in accounting principle                        $   0.43   $   0.27   $   0.36   $  (0.28)  $   1.53
  Earnings (Loss) from discontinued operations, net of
    tax                                                   $   0.03   $  (0.20)        --         --         --
  Cumulative effect of change in accounting principle,
    net of tax                                                  --         --   $  (3.36)        --         --
                                                          --------   --------   --------   --------   --------
  NET EARNINGS (LOSS)                                     $   0.46   $   0.07   $  (2.99)  $  (0.28)  $   1.53
--------------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION:
  Current Assets                                          $100,745   $ 81,377   $ 84,764   $ 94,085   $134,906
  Total Assets                                             218,502    208,313    213,705    273,821    320,293
  Current Liabilities(2)                                   131,112     57,026     64,112     62,890     76,656
  Long-Term Debt(2)                                         11,876     82,990     84,350    104,266    130,276
  Other Long-Term Liabilities                               30,138     29,782     29,067     25,441     27,332
  Shareholders' Equity                                      45,376     38,515     36,176     81,224     86,029
--------------------------------------------------------------------------------------------------------------
STATISTICAL INFORMATION:
  Number of associates                                       1,189      1,122      1,116      1,115      1,345
  Market price per share                                  $   9.10   $   5.50   $   3.40   $   5.24   $  10.50
  Market capitalization                                   $126,371   $ 75,829   $ 46,844   $ 72,195   $143,819
  Gross profit as a % of net sales                            16.4%      15.9%      19.2%      17.0%      25.1%
  Total operating expenses as a % of net sales                11.4%      11.6%      13.3%      14.6%      15.2%
  Operating income as a % of net sales                         4.5%       4.3%       5.9%       1.8%       9.9%

---------------

(1) In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill. Operating expenses in 2001 and 2000 include $4,605 and $971 in goodwill amortization, respectively.

(2) In 2004, the Company's Secured Credit Agreement of $75 million was classified as current as it matures in August 2005. (See Note C to the Consolidated Financial Statements.)

(3) Net sales were reduced for the reclassification of service commissions and co-operative advertising paid to certain retail customers in accordance with Emerging Issues Task Force (EITF) 01-9. There was no impact on net income (see Note A to the Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and footnotes.

EXECUTIVE OVERVIEW
The year 2004 was characterized by revenue growth across all segments of the business. The most encouraging of these increases came in the 25.0% growth in net sales of the Company's telecom products. After three years of declining demand, there are signs that the major telecommunications companies are beginning to reinvest to support Fiber-to-the-Premise projects. This activity was strong all year even through the typically slower fourth quarter of 2004.

The Company's foremost challenge in 2004 came from rising resin costs, both PVC and HDPE, which were supported by high oil and gas prices, restrained supplies and a robust global and domestic end-market. Both the Carlon and PVC Pipe business segments were able to partially offset these higher costs with price increases throughout 2004, however, Lamson Home Products was unable, in 2004, to obtain any price increases from its retail customers.

Transportation costs and availability, especially flatbeds, have become a significant concern in 2004 with the increased economic activity, higher fuel costs, regulatory changes, driver shortages and the lack of investment in new equipment by carriers. The Company has worked throughout 2004 to develop tactical logistic alternatives to ensure customer service, but has also experienced higher freight rates that are not expected to ease anytime soon.

In September 2004 the Company settled its patent infringement litigation as a result of a mediation process. In connection with the settlement, the Company recorded a net charge of $1.7 million (see also Note E).

During 2004 the Company was able to rationalize some of its manufacturing capacity by selling its Pasadena, Texas facility. Most of the production equipment was moved to the Clinton, Iowa facility. The net expense for the sale of this facility and relocation of production equipment and termination of employees ($213,000) are included in other expenses (see also Note M).

Late in the first quarter of 2004, the Company was notified that YSD Industries, Inc. ("YSDI"), a business the Company sold in 1988, was selling the assets of the business and would be unable to fund certain post-retirement medical and life insurance benefits, for which the Company was contingently liable. This obligation extends through February 2011, and the estimated liability of $2.7 million (net of tax) was recorded in 2003, based on the deteriorating financial condition of YSDI, as a charge from discontinued operations. As part of the asset sale by YSDI in the first quarter of 2004, the Company was able to recover $668,000 of notes receivable that had been previously written off. The Company assumed this post-retirement obligation and the funding of benefits at the end of the first quarter of 2004. The net impact of $401,000 (net of tax) has been recorded as income from discontinued operations in the current year.

The Company's Secured Credit Agreement is classified as a current debt as of January 1, 2005 as its maturity date is August 2005. At the end of 2004 the Company was in violation of its leverage ratio covenant. A waiver of this covenant has been obtained along with an amendment that adjusts the covenant for the first quarter of 2005. It is anticipated that the Company will refinance this obligation in the first half of 2005, subject to the conclusion of the evaluation of various strategic alternatives pursued by management and the Company's investment bankers. As announced in October 2004, the Company is reviewing various strategic alternatives to enhance shareholder value, including the possible sale of part or all of the Company. This process is continuing. (Also see Note C).

Finally, at the end of 2003, the Company had been operating under a compliance plan with the New York Stock Exchange since November 2002, which called for the Company to be in compliance with continued listing standards by the end of the first quarter of 2004. The Company was notified by the New York Stock Exchange in April 2004 that it is considered in good standing and in compliance with the Exchange's continued listing standards.

RESULTS OF CONTINUING OPERATIONS
The following table sets forth for the periods indicated certain items from the Consolidated Statements of Operations as a percentage of net sales for years ended:

                                  2004                2003                2002
(Dollars in thousands)      -----------------   -----------------   -----------------
Net Sales                   $387,139   100.0%   $340,487   100.0%   $312,429   100.0%
Cost of products sold        323,455    83.6%    286,300    84.1%    252,499    80.8%
                            --------            --------            --------
  Gross profit                63,684    16.4%     54,187    15.9%     59,930    19.2%
Total operating expenses      44,074    11.4%     39,529    11.6%     41,421    13.3%
Litigation settlement          1,728     0.4%         --     0.0%         --     0.0%
Other expense                    213     0.1%         --     0.0%         --     0.0%
                            --------            --------            --------
  Operating income            17,669     4.6%     14,658     4.3%     18,509     5.9%
Interest expense, net          7,925     2.0%      8,527     2.5%      9,583     3.1%
                            --------            --------            --------
  Income from continuing
     operations before
     income taxes              9,744     2.5%      6,131     1.8%      8,926     2.9%
Income tax provision           3,596     0.5%      2,391     0.7%      3,900     1.2%
                            --------            --------            --------
  Income from continuing
     operations             $  6,148     1.6%   $  3,740     1.1%   $  5,026     1.6%
                            ========            ========            ========

Net sales for 2004 were $387.1 million compared with $340.5 million in 2003, an increase of 13.7% or $46.6 million. Carlon, which experienced the highest segment net sales growth rate, was favorably impacted by the increased rollouts of telecom customers' Fiber-to-the-Premise projects. Additional market share growth resulted in the increased net sales in the Lamson Home Products business segment. Price increases instituted to offset rising resin costs were the primary reason for net sales increases in the PVC Pipe segment. Operationally, the Company continues to focus on a key strategic objective of on-time, in-full, error-free delivery of products and services to our customers. This objective is tracked daily to limit the amount of backorders and time to ship. There has been a sustained high level of performance in the Company's delivery metrics allowing it to obtain opportunities for market share expansion, especially with its electrical distributors and retail customers.

Net sales for 2003 were $340.5 million, or 9.0% higher than the $312.4 million net sales reported in 2002. Much of the Company's underlying markets, especially commercial, industrial and telecom construction, trended lower in 2003 compared with 2002. Each of the business segments increased their net sales primarily through price increases, introduction of product line expansions or the expansion of market share. Lamson Home Products had the largest increase in net sales of $12.1 million, which primarily reflects additional market share in non-metallic electrical boxes at its major customer. Carlon introduced a Key Account Management Program, which helped to grow market share at strategic accounts. While the PVC Pipe business segment grew primarily from price increases that represented partial pass through of resin cost increases and growth in demand for its large diameter sewer pipe.

Gross profit increased to $63.7 million, or 16.4% of net sales, in 2004 from $54.2 million, or 15.9% of net sales, in 2003. Raw material costs including PVC resin and compounds, HDPE resin and steel components climbed by more than double-digit percentages in 2004. Many of these increases were passed on during the year as sales price increases, except in the Lamson Home Products business segment. Freight costs also escalated throughout 2004 due to fuel cost increases and driver and equipment shortages, lowering gross margin by 0.2%. The Company was able as a whole to maintain, and slightly improve gross margins in 2004 compared with 2003 due to higher capacity utilization (72.0% in 2004 versus 68.0% in 2003) of the manufacturing facilities. This occurred primarily in the HDPE extrusion plants as lines were run to keep up with the improving telecom demand. Lastly, the Company continued to see favorable leveraging of its predominately fixed cost distribution operations where costs rose by approximately 6.0% while shipping activity increased by almost 10.0%.

Gross profit in 2003 was $54.2 million compared with $59.9 million gross profit in 2002. Gross margins were unfavorably impacted by higher raw material costs, of approximately $3.0 million, that were not able to be completely recovered with price increases and higher employee benefit costs of $1.0 million. The manufacturing facilities experienced higher capacity utilization this year going from 61.0% in 2002 to 68.0% in 2003. The increase was primarily in the PVC and HDPE pipe extrusion facilities as the molding facilities have continuously run at consistently higher rates the last several years. The overall cost of the Company's supply chain, including distribution and freight costs, were higher in the current year by only 4.0%, while the increased shipping activity rose in excess of 10%. This was caused by the distribution operations successfully focusing on improving bin accuracy, therefore, raising their productivity throughout the year. Meanwhile, freight costs are trending upward slightly, $0.4 million, due to the rising fuel costs and carrier consolidations. The Company monitors key transportation metrics to attempt to control freight costs while still serving our customers.

Operating income for 2004 was $17.7 million, or 4.6% of net sales, an increase of $3.0 million, or 20.5% over the $14.7 million, or 4.3% of net sales, earned in 2003. This improvement was primarily driven by the growing gross profit. Selling and marketing expenses reflect higher variable selling expenses generated in 2004 by the higher net sales levels. In addition, incentive compensation is approximately $4.0 million higher due to the significantly improved results this year, legal and professional fees exceeded 2003 levels by about $700 thousand from incremental Sarbanes-Oxley compliance efforts and expenditures made to support our announced strategic alternatives review. Partially offsetting these increases were reductions in pension and retiree medical expense totaling $2.0 million and the collection of a previously written off account receivable of $0.3 million. Overall, operating expenses have declined to 11.4% of net sales ($44.1 million) in 2004 from 11.6% of net sales ($39.5 million) in 2003. Included in operating results in 2004 were the net effects of a litigation settlement of $1.7 million (see Note E) and the sale and closure of the Company's Pasadena, Texas facility (see Note M).

Operating income in 2003 was $14.7 million, or 4.3% of net sales, compared with $18.5 million, or 5.9% of net sales, in 2002. This lower level of operating income was the result of the reduced gross profit in 2003 as operating expenses were down by $1.9 million to $39.5 million from $41.4 million in 2002. Selling and marketing costs declined primarily by favorable bad debt experience ($1.0 million) in 2003. General and administrative costs were impacted by higher pension and retiree medical expense of $3.3 million in 2003. These higher costs were offset by a significant decline in incentive compensation awards ($2.2 million) as operating financial goals were, for the most part, not met in 2003.

Interest expense continued its downward trend in 2004, declining to $7.9 million from $8.5 million in 2003 and $9.6 million in 2002. Both the average borrowings and interest rates that the Company is paying have declined. Average borrowings were $99.5 million, $102.5 million and $110.0 million in 2004, 2003 and 2002, respectively. The average interest rates were 5.70%, 6.21% and 6.86% in 2004, 2003 and 2002, respectively. While variable LIBOR rates have increased, the Company's average rate has improved as higher interest bearing term debt is being paid down and the Company's interest rate spread under its Secured Credit Agreement has declined in recent quarters as a result of improved leverage ratios.

The income tax provision for 2004 reflects an effective tax rate of 36.9% compared with 39.0% in 2003 and 43.7% in 2002. The provision is primarily a non-cash charge due to the Company's net operating loss carry-forward position. During 2004 the Company settled certain state tax matters which resulted in a reduction of the current state and local income tax expense by approximately $200 thousand.

During the second quarter of 2002, the Company completed the transitional review for goodwill impairments required under SFAS No. 142 "Goodwill and Other Intangible Assets." The review indicated that goodwill recorded in the telecom reporting unit of the Carlon business segment was impaired as of the beginning of fiscal 2002. Accordingly, the Company measured and recognized a transitional goodwill impairment loss of $60.0 million ($46.3 million after tax). This has been recorded as a cumulative effect of a change in accounting principle in the statement of operations (see Note B). No impairment was noted in subsequent tests in 2002, 2003 or 2004 due to improved operating conditions and projected telecom market activity in the telecom reporting unit of the Carlon business segment.

BUSINESS SEGMENTS

CARLON
Net sales in 2004 were $183.8 million, an increase of $29.7 million, or 19.3%, over the $154.1 million net sales level in 2003. Approximately $18.0 million of the increase came from the strong rebound in telecom product sales. This market demand expansion of almost 25.0% over 2003 is primarily due to the increased rollout of Fiber-to-the-Premise projects, which utilize HDPE conduit. Carlon was able to raise pricing in 2004 in response to the higher raw material resin costs being incurred, which resulted in approximately $6.0 million higher net sales than 2003. Finally, the Carlon business segment net sales were supported by a steady residential construction market and a slow upturn in non-residential construction activity late in 2004.

Net sales in the Carlon business segment increased by $5.1 million (a 3.4% increase) to $154.1 million in 2003 from $149.0 million in 2002. The entire increase came from higher sales of electrical products as the telecom product sales remained relatively flat in 2003. Carlon introduced a Key Account Management program in 2003 with the objectives of focusing on selling and marketing, along with other support services, on strategic accounts that have higher long-term growth potential. This effort increased net sales by approximately $0.8 million while selective product line expansions added $4.0 million in net sales in 2003. Other than residential construction, which continued its double-digit growth, the markets serviced by Carlon including commercial, industrial and telecom construction continued their contraction in 2003 as businesses put off new investments.

Gross margin has expanded throughout 2004 with the higher telecom sales volume and the price increases on electrical products that were realized this year. Plant utilization of the HDPE conduit facilities was about five points higher than 2003. The sales volume increase also helped Carlon realize benefits from leveraging fixed costs, especially in the Company's distribution centers.

Gross margins in 2003 were adversely affected in this business segment as raw material cost increases, primarily PVC and HDPE resins, were not able to be fully passed on as higher selling prices. This business segment is impacted by capacity utilization primarily in the molding and HDPE extrusion facilities. The molding facilities continued to experience good utilization, exceeding an average of 90.0% for 2003. The HDPE extrusion facilities, while recording better utilization in 2003, still are using less than 50.0% of their available capacity.

Operating income for Carlon was $16.8 million, 9.2% of net sales, in 2004 compared with $11.8 million, 7.7% of net sales in 2003, an increase of $5.0 million or 42.2%. Included in operating income in 2004 is a charge of approximately $864,000 for this business segment's share of a litigation settlement (see Notes E and L). The growth in operating income comes primarily from the higher net sales and resultant higher gross margins, which were offset slightly by increased variable selling expenses of $1.4 million.

The operating income for this business segment fell in 2003 to $11.8 million, or 7.7% of net sales, from $14.4 million, or 9.7% of net sales, in 2002. Actual operating expenses were lower by $2.9 million in 2003 as the business segment implemented cost containment programs and had $1.0 million less in bad debt expenses during the year. The entire decline in 2003 operating margins came from higher cost of sales as described above.

LAMSON HOME PRODUCTS
Net sales in the Lamson Home Products business segment continued its steady rise reaching $86.5 million in 2004, a $5.0 million or 6.1% increase over the $81.5 million in net sales level in 2003. The underlying economics of the "do-it-yourself" home improvement market remains very solid; supported by strong existing and new home sales and low interest rates. In addition, the Company has maintained its high level of operational performance this year. The net sales in 2004 include the full year impact of the additional market share obtained in mid-2003 of approximately $2.0 million. Lamson Home Products has added its door chimes product line to a couple of major retail customers in the second half of 2004 impacting net sales by $3.0 million. None of the net sales growth in 2004 is attributable to price increases despite the significant cost increases absorbed in 2004.

Net sales in 2003 for Lamson Home Products was favorably impacted by strong existing home sales, low interest rates and rising consumer confidence, increasing its net sales to $81.5 million, a $12.1 million, or 17.4% increase, over the $69.4 million in net sales in 2002. Various supply chain initiatives were undertaken over the last several years, including leveraging the Company's enterprise resource planning system, have resulted in fill rates (the number of order line items filled with the first shipment) that average above 98.0% for the entire year. The operational performance, along with innovation on new products and product line expansions, resulted in this business segment gaining additional market share totaling $7.0 million with various customers. In particular, Lamson Home Products was named sole source for all of Home Depot's non-metallic electric box business in mid-2003. The rollout of this additional business was substantially complete at the 2003 year-end.

Lamson Home Products' segment gross margins were affected unfavorably by the over 15.0% increase in PVC compound cost during 2004. As indicated above, no selling price increases were obtained from the retail customer base to offset these cost increases causing an erosion of over 400 basis points of gross margin. In addition, higher distribution expenses were incurred in 2004, $1.9 million, from the substantial increased volume of shipments. Lamson Home Products was unable to pass through the higher raw material costs realized in 2003. However, through the evolution of sales mix to higher margin products, the continued favorable utilization of the molding facilities that support this business segment and the spreading of relatively fixed distribution costs over higher volume, Lamson Home Products was able to maintain gross margins at approximately the same rate as 2002.

Operating income was $8.8 million, 10.1% of net sales in 2004, compared with $13.8 million, 16.9% of net sales, in 2003. The $5.0 million decline in operating income comes primarily from reduced gross margins. In addition, like Carlon, this business segment was charged with $864,000 for its share of a litigation settlement in 2004 (see Notes E and L). Lamson Home Products also incurred higher variable selling expenses, $0.4 million, and product development costs, $0.3 million, to support, the expansion of the chimes and lighting control product lines.

The business segment realized $13.8 million, or 16.9% of net sales, in operating income in 2003, an increase of $3.4 million, or 33.3% over the 2002 operating income of $10.3 million, or 14.9% of net sales. Operating expenses for this segment remained fairly steady with 2002 as higher variable selling and marketing expenses were offset by lower incentive compensation expense.

PVC PIPE
The PVC Pipe business segment experienced net sales growth of $11.9 million, or 11.4%, to $116.8 million in 2004 from $104.9 million in 2003. Rigid pipe sales volume was very strong in the fourth quarter of 2004 exceeding the fourth quarter 2003 by 16.7% and bringing total year volume of pounds sold in 2004 approximately even with 2003. Non-residential and telecom infrastructure construction spending began rebounding late in the year while residential construction activity was healthy throughout 2004. This business segment was able to raise pricing by around 12.2% in 2004, which helped to offset PVC resin cost increases. Finally, this segment experienced higher sales, $2.3 million, of the Vylon large diameter sewer pipe products to support several sewer infrastructure projects.

The year 2003 was a difficult one for the PVC Pipe business segment, as the commercial, industrial and telecom construction markets continued their downward trend. The majority of the Company's pipe pounds are sold into these markets while the strong residential construction market consumes smaller pipe sizes and thus, a lower percentage of volume. Total PVC resin pounds sold in 2003 was down approximately 1.0% from 2002 while pricing was up an average of 8.4% over the prior year. Overall, the PVC Pipe business segment increased net sales in 2003 to $104.9 million from $94.0 million, a rise of $10.9 million, or 11.6%. As part of the PVC Pipe business, Lamson Vylon Pipe, was able to produce additional net sales of $4.8 million in 2003 by introducing small diameter sizes of sewer pipe.

Gross margins in the PVC Pipe business segment improved in 2004 as net sales prices increased to offset much of the approximate 19.0% increase in resin costs. In addition, the segment experienced favorable product mix, with Vylon pipe and telecommunication duct becoming a higher percentage of sales. Finally, the segment has begun to realize some of the cost savings from capital investments made to increase productivity and reduce costs, such as the blend plant additions and automation projects completed in 2003.

Gross margins in 2003 eroded in this business segment as resin costs averaged 25.0% higher than in 2002, while only about a third of this cost increase was able to be recovered as a price increase from customers. On a positive note, the PVC Pipe extrusion facilities increased their capacity utilization by almost five basis points due to the reduction of PVC inventory in 2002.

Operating results for the PVC Pipe business were greatly improved in 2004. The operating loss was narrowed from a $5.1 million loss, 4.9% of net sales, in 2003 to $1.5 million loss, 1.3% of net sales, in 2004. This improvement comes primarily from better gross margins as operating expenses have increased this year as a result of higher variable selling expenses.

Operating expenses in 2003 for the PVC Pipe segment remained fairly constant with the prior year while the operating loss for 2003 totaled $5.1 million versus a $0.8 million loss in 2002 due to lower gross profit levels.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary source of liquidity and capital resources is cash generated from operating activities and availability under its Secured Credit Agreement.

Cash provided by operating activities in 2004 was $11.8 million compared with $9.7 million in 2003 and $26.5 million in 2002. Despite improved operating results in 2004, cash flow from operations was negatively impacted by a $10.2 million increase in accounts receivable primarily from exceptionally high fourth quarter net sales in 2004. Accounts receivable at the end of 2004 totaled $48.4 million compared with $38.2 million at the end of 2003. Days sales outstanding improved at 2004 year-end representing 51.1 days down from 52.5 days and 53.0 days at 2003 and 2002 year-end, respectively.

Inventories at the end of 2004 were higher by $6.7 million, at $36.9 million, up from the $30.1 million 2003 year-end balance. In both 2003 and 2002 inventory balances declined by $2.1 million and $9.9 million, respectively. Due to the higher sales levels in 2004, inventory turns continued to improve to 7.5 times from 7.4 times in 2003 and 6.5 times in 2002.

The pounds of PVC resin inventory at January 1, 2005 are approximately the same as the prior year; however, the cost per pound is 30.0% higher than such costs at January 3, 2004 which itself had risen by over 12.0% compared with the cost per pound at 2002 year-end. HDPE per pound resin costs in inventory at January 1, 2005 have also increased by over 35.0% since the beginning of the year. The Company is investing more in inventory this year to support the dramatic increase in telecom product sales and for the rollout of additional chimes and lighting control sales to several retail customers.

The inventory increase in 2004 was offset by higher accounts payable balances. Due to the timing of the 2002 year-end (December 28, 2002), a number of payments of certain vendor liabilities were made in 2003, primarily resin and lease payments, compared with 2002 or 2004.

The Company made cash contributions of $4.1 million to support pension and other post-retirement benefit plans in 2004 ($3.0 million in 2003), primarily either into pension plan trust funds or for retiree medical payments. In 2002, contributions totaled $8.6 million as the Company made a discretionary $6.0 million voluntary contribution to its defined benefit pension plans in order to more fully fund the plans after the significant decline in pension asset market values.

The Company's cash used in investing activities totaled $5.0 million, $9.4 million and $5.0 million in 2004, 2003 and 2002, respectively. Capital expenditures declined slightly this year to $6.4 million after investing $8.6 million in addition in 2003, of which $3.5 million was spent improving the supply chain by adding blend plants at two extrusion facilities. The current year's capital expenditures were spent on replacement and upgrading of molds and extrusion equipment, continued factory automation and tooling and molds for product line expansions. In 2004, the Company also received $1.6 million proceeds from the sale of fixed assets, primarily the Pasadena, Texas plant.

The Company's cash used in financing activities was $6.6 million, $1.4 million and $20.2 million in 2004, 2003 and 2002, respectively. In 2002, the Company was able to pay down $23.0 million on the Secured Credit Agreement as the Company refinanced its corporate headquarters and reduced the investment in accounts receivable and inventories with the decline in business volume. In the last two years, a total of $7.0 million was paid to reduce the outstanding debt on the Secured Credit Agreement, a slower pay-down rate from 2002, as the Company has increased the amount invested in working capital to support the growth in business. The Company continues to have adequate credit capacity with availability of $14.0 million at January 1, 2005, which is adequate to fund the seasonal needs of the business. At the end of 2004, the Company's leverage ratio of 2.9 did not meet the required covenant level of 2.75. The Company has received a waiver for this deficiency and an amendment to increase the leverage ratio to 3.1, which reflects current and future working capital requirements. The Company was in compliance with all other debt covenants at January 1, 2005 and is expected to maintain compliance throughout the remainder of the term of the agreement. Despite not meeting the covenant requirement, the Company did lower its leverage ratio, which will, in turn, be reflected as a 50 basis point decline in the Secured Credit Agreement interest rate during the first quarter 2005. As noted earlier, the Company's Secured Credit Agreement matures in August 2005. The Company does not expect any difficulty in refinancing this obligation in the first half of 2005, subject to the outcome of the strategic review. Cash from operating activities, along with the current and planned refinancing of credit facilities, will be adequate to fund future cash-flow requirements. Lastly, in 2004, due to rising stock prices, the Company received $0.6 million as 121,000 shares were issued from the exercise of stock options.

OUTLOOK FOR 2005
In 2004, particularly during the second half of the year, the telecom spending on Fiber-to-the-Premise projects grew rapidly. Verizon announced that they were connecting a million homes with fiber optic cable in 2004 and at least 2 million homes in 2005. Meanwhile, SBC has also announced major anticipated investments in their Fiber-to-the-Premise project initiatives for the next several years. Carlon, as the largest supplier of HDPE conduit in North America for the major telecom customers (telephone and cable companies), is poised to benefit, as we did in 2004, from this build-out of the last mile of the telecom network. Despite increasing telecom sales by 25.0% in 2004, the Company still has about 40.0% of the capacity in its HDPE plants available to meet this forecasted growth in demand.

Residential construction remained unexpectedly strong in 2004 with housing starts reaching almost 2.0 million units added for the year, a 9.5% increase in construction value over 2003. Projections for 2005 are for a slight downturn in the number of units started to 1.8 million, which is still a solid level. Existing home sales, a key driver in sales activity in the Lamson Home Products business segment, climbed to nearly 7.0 million units sold in 2004, up 8.8% from the 2003 levels. It is anticipated that home sales will remain at healthy levels in 2005 as unemployment rates decline and interest rates increase modestly.

Commercial and industrial construction, as expected, improved only slightly in 2004. Some increase in net sales was realized by the Company through Carlon's key account program. We anticipate that commercial and industrial construction will begin to experience a recovery in 2005 as corporate profits and, therefore, investments rise and the unemployment rates drop. In addition, the broad growth in residential construction over the last few years should spur the need for additional commercial construction. Any increase in commercial or industrial construction will benefit the Carlon and PVC Pipe segments.

Due to increased global and domestic demand, along with tight supply of feedstocks and high oil and gas prices, PVC and HDPE resins ended 2004 on average 20.0% to 30.0% higher than the end of 2003. With a strong outlook for the general economy in 2005 and resin producer operating rates over 90.0% with no significant capacity net additions planned, the cost of resin is forecasted to be another 10.0% to 15.0% higher in 2005. All three business segments, including Lamson Home Products for the first time, have announced price increases going into 2005 in order to mitigate these continuing rising costs.

With the closure of the Pasadena, Texas plant in 2004, the Company anticipates realizing about $1.2 million to $1.5 million in cost improvements in 2005. Management continues to look for productivity improvements in order to reduce the Company's cost structure. Capital spending in 2005 is expected to be $7.0 to $9.0 million, focused primarily on equipment additions and upgrades, incremental tooling to support telecom growth and new products.

Cash flow from operating activities will continue to improve in 2005 from expected higher operating results and the leveling off of working capital requirements.

The Company's Secured Credit Agreement is scheduled to expire in August 2005. It is management's intent to replace the facility in the first half of 2005, subject to the conclusion of the review of strategic alternatives to enhance shareholder value, which may include the sale of part or all of the Company. This evaluation is expected to conclude by the end of the first quarter of 2005. The Company does not anticipate any further covenant violations through the term of the debt.

In summary, we estimate that net sales in 2005 will increase 8.0% to 11.0% to a range of $420.0 million to $430.0 million, reflecting the strengthening conditions in the telecom, commercial and industrial construction markets. Based on this projected net sales growth and higher operating capacity utilization, the Company anticipates that net income will rise to a range of $10.0 to $11.5 million, or $0.70 to $0.80 per diluted share in 2005, a 55.0% to 70.0% improvement over 2004 results. For the first quarter of 2005, the Company estimates that net sales should grow to a range of $94.0 million to $96.0 million, an increase of 13.0% to 16.0% over the first quarter of 2004. This improved level of net sales may result in net income of $1.1 million to $1.4 million, or $0.08 cents to $0.10 cents per diluted share in the first quarter of 2005.

CRITICAL ACCOUNTING POLICIES
The Company is required to make estimates and judgments in the preparation of its financial statements. These estimates and judgments affect the asset and liability amounts reported, as well as revenues and expenses and other disclosures. The Company routinely reviews these estimates and the underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates or judgments by management could have a significant impact on the Company's financial results. The Company believes the following are the most significant accounting polices, which utilize estimates that are inherently uncertain and, therefore, based on management's judgment.

ACCOUNTS RECEIVABLE ALLOWANCES
The Company maintains allowances against accounts receivable for amounts that may come uncollectible in the future. The Company records reserves for bad debt based on a variety of factors including customer's operating results and financial condition, the length of time receivables are past due and historical collection experience. If the financial condition of the Company's customers were to deteriorate, the Company may be required to record additional bad debt allowances. The Company also has a significant volume of customer deductions, as is customary in the retail and electrical product markets.

These deductions primarily relate to pricing, freight and shipment quantity discrepancies. The Company strives to resolve these discrepancies on a timely basis to limit the accounts receivable collectibility issues. Estimates are made by management, based primarily on historical experience, as to the collectibility of deductions. Historically, except for the recovery of accounts receivables written off due to bankruptcies, there have not been material changes in estimates to the accounts receivable allowance.

INVENTORY VALUATION
The Company routinely evaluates its inventories to ensure they are carried at lower cost or market value and to identify obsolete or excess inventory. A sudden decline in PVC or HDPE resin costs, coupled with a slow-down in sales volume, could result in the write-down of inventory valuations. In recent years, resin prices and end markets have improved resulting in no inventory valuation write-downs. In addition, with some of the supply chain improvements made in the last couple of years, the Company carries less than two months worth of resin in inventory, which helps to mitigate the risk of write-downs.

Reserves are provided for obsolete and excess inventory by comparing future expected inventory usage to actual quantities on hand. The total reserve at January 1, 2005 is $0.7 million and has remained fairly consistent from year to year. Much of the Company's products, when scrapped, can be re-ground and the material put back into the manufacturing process. There has not been a significant change in estimates relating to this inventory reserve in the last several years.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The measurement of liabilities related to pension plans and other post-retirement benefits is impacted by management's assumptions related to discount rates, expected return on plan assets, rate of compensation increases and healthcare trend rates. Variations in the pension plan assumptions including changes in discount rates, actual pension plan asset performance and actual compensation rate increases will either increase or decrease the unamortized actuarial gains or losses, which affects future pension expense. The Company currently has a $36.7 million unrecognized actuarial loss for its defined benefit pension plans. This is primarily the result of lower discount rates, going from 7.5% in 2000 to 5.7% in 2004, which impacted the funded status by approximately $12.0 million in this time period. The current discount rate was selected by management based on an analysis of expected future interest rates that would be incurred to settle this liability. The remainder of the unrecognized loss is caused by net asset actuarial loss (actual return was less than the assumed rate of return) of about $24.0 million since 2000. The plans incurred actuarial loss of $35.5 million in 2001 and 2002 reflecting the reduction in stock market equity values. In 2003 and 2004, the Company has experienced $11.7 million of actuarial asset gains as the stock market has rebounded and exceeded management's expected rate of return. As of January 1, 2005, the expected rate of return on plan assets is 8.5%, down from 9.5% in 2000. This is the rate of return anticipated by management in the long-term, based on plan asset mix.

The salary rate of increase is estimated to be 4.0% and has over the past few years, been representative of actual results. Likewise, variations between actual and estimated healthcare trend rates will affect retiree medical expense in the future (See Note D to the Consolidated Financial Statements).

ENVIRONMENTAL AND LEGAL OBLIGATIONS
Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the determination of additional information on the extent and nature of site contamination; and improvements in technology. At January 1, 2005 the Company has $4.3 million accrued for environmental matters at a property sold by the Company in 1981. The liability is re-estimated periodically and includes the costs of certain remediation activities which are anticipated to take place over an extended period of time. Based on the current year updated study, the Company recognized a $0.2 million change in estimate, reducing this reserve. Historically, there have not been any material changes in estimates (see Note F to the Consolidated Financial Statements). Actual litigation costs can vary from estimates, based on the facts and circumstances and application of laws in individual cases. At January 1, 2005 the Company did not have any unsettled litigation that required accrual. During 2004, the Company settled a patent infringement case with the net effect of the settlement of $1.7 million reflected in the 2004 operating results (see Note E to the Consolidated Financial Statements).

DEFERRED TAX ASSETS
As of January 1, 2005, the Company had approximately $21.9 million of net deferred tax assets, including loss carryforwards that expire through 2022 and other temporary differences. Significant factors considered by management in the determination of the probability of the realization of deferred tax assets include historical operating results, estimates of future taxable income, and the extended period of time over which tax deductible goodwill is amortized and other post-retirement medical benefits will be paid. The Company would need to generate approximately $27.0 million in taxable income prior to the expiration of the net operating loss carryforward (2012 to 2022) in order to realize the benefits on its tax return. The Company has never had a net operating loss carryforward expire without being used. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur. At January 1, 2005 and January 3, 2004 the Company had a valuation allowance of $0.4 million against its deferred tax assets to reflect management's assessment that a portion of the Company's $1.3 million general business tax credits, which expire in 2005 and 2006, have a low probability of being realized.

GOODWILL VALUATION
As disclosed in the Company's consolidated financial statements, the Company has goodwill of $21.5 million, the majority of which relates to the telecom reporting unit in the Carlon business segment. An annual impairment test of goodwill is performed as of the first day of the fourth quarter, or more frequently as conditions warrant. The latest test as of October 3, 2004 resulted in no impairment. The process of evaluating goodwill for impairment involves the determination of the fair value of the telecom reporting unit. Inherent in such fair value determinations, which use both discontinued cash flow and market multiple methodologies, are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material write-down of goodwill.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as "special purpose entities"
(SPEs). In the ordinary course of business, the Company leases certain real properties and equipment with unrelated third parties as disclosed in Note C to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS
The following table summarizes the Company's contractual obligations as of January 1, 2005:

                                                       PAYMENT DUE BY PERIOD
                                     ----------------------------------------------------------
                                      TOTAL      2005     2006 TO 2007   2008 TO 2009    AFTER
(Dollars in thousands)               --------   -------   ------------   ------------   -------
Contractual Obligations:
Long-Term Debt Obligations           $ 87,751   $75,875      $1,753         $1,004      $ 9,119
Capital Lease Obligations                  --        --          --             --           --
Operating Lease Obligations            17,117     4,458       6,221          3,810        2,628
Purchase Obligations                       --        --          --             --           --
Other Long-Term Liabilities                --     1,000          --             --           --
                                     --------   -------      ------         ------      -------
Total                                $104,868   $81,333      $7,974         $4,814      $11,747
                                     ========   =======      ======         ======      =======

FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the impact, outcome and effects of the Company's exploration of strategic alternatives, (ii) the volatility of resin pricing, (iii) the ability of the Company to pass through raw material cost increases to its customers, (iv) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends, (v) the continued availability and reasonable terms of bank financing and (vi) any adverse change in the recovery trend of the country's general economic condition affecting the markets for the Company's products. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.

ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to commodity prices for PVC and HDPE resins and changes in interest rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Raw materials used in the manufacture of the Company's products include PVC and HDPE resins and compounds. The Company's financial results could be affected by the availability and changes in prices of these materials. The Company closely monitors its inventory levels and requirements for these materials and utilizes multiple suppliers where possible. The Company does not actively hedge or use derivative instruments in the management of its inventories.

The Company's Secured Credit Agreement obligation bears interest at a variable rate. In order to mitigate the risk associated with interest rate fluctuations, in the first quarter of 2001, the Company entered into two interest rate swap agreements. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss.

A summary of these instruments outstanding at January 1, 2005 follows:

(Dollars in thousands)

                                          INTEREST RATES
    INTEREST         HEDGE     NOTIONAL   ---------------   VARIABLE INTEREST
   RATE SWAPS        TYPE       AMOUNT    RECEIVED   PAID      RATE BASIS
-----------------  ---------   --------   --------   ----   -----------------
Variable to Fixed  Cash Flow   $48,500      1.98%    5.48%    3-month LIBOR
Variable to Fixed  Cash Flow   $10,000      1.91%    5.41%    3-month LIBOR

These risks and others that are detailed in this Form 10-K must be considered by any investor or potential investor in the Company.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm.....   21
Consolidated Statements of Operations for Fiscal Years Ended   22
  2004, 2003, 2002..........................................
Consolidated Statements of Cash Flows for Fiscal Years Ended   23
  2004, 2003, 2002..........................................
Consolidated Balance Sheets at January 1, 2005 and January     24
  3, 2004...................................................
Consolidated Statements of Shareholders' Equity for Fiscal     26
  Years Ended 2004, 2003, 2002..............................
Notes to Consolidated Financial Statements..................   27

FINANCIAL STATEMENT SCHEDULE:
Schedule II - Valuation and Qualifying Accounts and
  Reserves..................................................   42

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
THE LAMSON & SESSIONS CO.

We have audited the accompanying consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at January 1, 2005 and January 3, 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
February 25, 2005

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FISCAL YEARS
                                                              ------------------------------
                                                                2004       2003       2002
(Dollars in thousands, except per share data)                 --------   --------   --------
NET SALES                                                     $387,139   $340,487   $312,429
Cost of products sold                                          323,455    286,300    252,499
                                                              --------   --------   --------
GROSS PROFIT                                                    63,684     54,187     59,930
Selling and marketing expenses                                  26,527     23,787     24,963
General and administrative expenses                             15,349     13,831     14,274
Research and development                                         2,198      1,911      2,184
                                                              --------   --------   --------
TOTAL OPERATING EXPENSES                                        44,074     39,529     41,421
Litigation settlement                                            1,728         --         --
Other, net                                                         213         --         --
                                                              --------   --------   --------
OPERATING INCOME                                                17,669     14,658     18,509
Interest expense, net                                            7,925      8,527      9,583
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            9,744      6,131      8,926
Income tax provision                                             3,596      2,391      3,900
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                              6,148      3,740      5,026
Income (loss) from discontinued operations, net of income
  tax of $256 in 2004 and benefit of $1,750 in 2003 (Note G)       401     (2,738)        --
                                                              --------   --------   --------
Income before cumulative effect of change in accounting
  principle                                                      6,549      1,002      5,026
Cumulative effect of change in accounting principle, net of
  income tax benefit of $13,750                                     --         --    (46,250)
                                                              --------   --------   --------
NET INCOME (LOSS)                                             $  6,549   $  1,002   $(41,224)
                                                              ========   ========   ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations before cumulative effect
  of change in accounting principle                           $   0.45   $   0.27   $   0.36
Income (loss) from discontinued operations, net of tax            0.03      (0.20)        --
Cumulative effect of change in accounting principle, net of
  tax                                                               --         --      (3.36)
                                                              --------   --------   --------
NET EARNINGS (LOSS)                                           $   0.47*  $   0.07   $  (2.99)*
                                                              ========   ========   ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations before cumulative effect
  of change in accounting principle                           $   0.43   $   0.27   $   0.36
Income (loss) from discontinued operations, net of tax            0.03      (0.20)        --
Cumulative effect of change in accounting principle, net of
  tax                                                               --         --      (3.36)
                                                              --------   --------   --------
NET EARNINGS (LOSS)                                           $   0.46   $   0.07   $  (2.99)*
                                                              ========   ========   ========

---------------

* Earnings per share do not sum to total, due to rounding.

See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FISCAL YEARS
                                                              -----------------------------
                                                                2004      2003       2002
(Dollars in thousands)                                        --------   -------   --------
OPERATING ACTIVITIES

Net income (loss)                                             $  6,549   $ 1,002   $(41,224)
Adjustments to reconcile net income (loss) to cash provided
  by operating activities:
     Loss from discontinued operations                              --     2,738         --
     Cumulative effect of change in accounting principle            --        --     46,250
     Depreciation                                                9,140     9,195     10,074
     Amortization                                                1,599     1,599      1,599
     Net gain on sale of fixed assets                             (933)       --         --
     Deferred income taxes                                       3,913     2,280      4,645
     Net change in working capital accounts:
       Accounts receivable                                     (10,195)   (1,510)     2,518
       Inventories                                              (6,717)    2,087      9,853
       Prepaid expenses and other                                  313      (689)       610
       Accounts payable                                          7,285    (4,281)      (766)
       Accrued expenses and other current liabilities              926    (2,041)     2,441
     Pension plan contributions                                 (1,866)   (1,126)    (6,477)
     Other long-term items                                       1,821       457     (3,003)
                                                              --------   -------   --------
CASH PROVIDED BY OPERATING ACTIVITIES                           11,835     9,711     26,520

INVESTING ACTIVITIES
  Net additions to property, plant and equipment                (6,370)   (8,562)    (3,952)
  Proceeds from sale of fixed assets                             1,595        --         --
  Acquisitions and related items                                  (250)     (813)    (1,000)
                                                              --------   -------   --------
CASH USED IN INVESTING ACTIVITIES                               (5,025)   (9,375)    (4,952)

FINANCING ACTIVITIES
  Net payments under secured credit agreement                   (6,400)     (600)   (23,000)
  Proceeds from refinancing                                         --        --      4,250
  Payments on other long-term borrowings                          (599)     (772)    (1,487)
  Purchase and retirement of treasury stock                       (205)       --         --
  Exercise of stock options                                        609         8         --
                                                              --------   -------   --------
CASH USED IN FINANCING ACTIVITIES                               (6,595)   (1,364)   (20,237)
                                                              --------   -------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   215    (1,028)     1,331
Cash and cash equivalents at beginning of year                     468     1,496        165
                                                              --------   -------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $    683   $   468   $  1,496
                                                              ========   =======   ========

See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

January 1, 2005 and January 3, 2004

                                                                2004       2003
(Dollars in thousands)                                        --------   --------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $    683   $    468
  Accounts receivable, net of allowances of $1,522 and
     $1,532, respectively                                       48,391     38,196
  Inventories, net
     Raw materials                                               3,504      2,560
     Work-in-process                                             5,160      3,266
     Finished goods                                             28,196     24,317
                                                              --------   --------
                                                                36,860     30,143
  Deferred tax assets                                            9,683      7,996
  Prepaid expenses and other                                     5,128      4,574
                                                              --------   --------
                                        TOTAL CURRENT ASSETS   100,745     81,377

PROPERTY, PLANT AND EQUIPMENT
  Land                                                           3,320      3,537
  Buildings                                                     25,130     25,776
  Machinery and equipment                                      119,622    121,887
                                                              --------   --------
                                                               148,072    151,200
  Less allowances for depreciation and amortization            100,111     99,874
                                                              --------   --------

TOTAL NET PROPERTY, PLANT AND EQUIPMENT                         47,961     51,326

GOODWILL                                                        21,480     21,519

PENSION ASSETS                                                  30,513     30,016

DEFERRED TAX ASSETS                                             12,255     17,612

OTHER ASSETS                                                     5,548      6,463
                                                              --------   --------
                                                TOTAL ASSETS  $218,502   $208,313
                                                              ========   ========

See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

January 1, 2005 and January 3, 2004

                                                                2004       2003
(Dollars in thousands, except per share data)                 --------   --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $ 24,213   $ 16,928
  Accrued compensation and benefits                             12,595     10,633
  Customer volume & promotional accrued expenses                 6,648      6,024
  Other accrued expenses                                         8,509      8,273
  Taxes                                                          3,272      3,408
  Secured Credit Agreement - current                            75,000     11,000
  Current maturities of long-term debt                             875        760
                                                              --------   --------
                                   TOTAL CURRENT LIABILITIES   131,112     57,026

LONG-TERM DEBT                                                  11,876     82,990

POST-RETIREMENT BENEFITS AND OTHER
  LONG-TERM LIABILITIES                                         30,138     29,782

SHAREHOLDERS' EQUITY
  Common shares, without par value, stated value of $0.10
     per share, authorized 20,000,000 shares; outstanding,
     13,886,963 shares in 2004 and 13,787,145 shares in 2003     1,389      1,379
  Other capital                                                 76,130     75,534
  Retained earnings (deficit)                                  (27,280)   (33,829)
  Accumulated other comprehensive income (loss)                 (4,863)    (4,569)
                                                              --------   --------
TOTAL SHAREHOLDERS' EQUITY                                      45,376     38,515
                                                              --------   --------
                    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $218,502   $208,313
                                                              ========   ========

See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             ACCUMULATIVE OTHER
                                                                        COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)                                               ----------------------------------
                                                         RETAINED    INTEREST     FOREIGN      MINIMUM        TOTAL
                                    COMMON     OTHER     EARNINGS      RATE      CURRENCY      PENSION    SHAREHOLDERS'
                                    SHARES    CAPITAL    (DEFICIT)    SWAPS     TRANSLATION   LIABILITY      EQUITY
                                    -------   --------   ---------   --------   -----------   ---------   -------------
BALANCE AT DECEMBER 29, 2001        $1,378    $ 75,499   $  6,393    $(1,034)     $ (591)     $   (421)     $  81,224

Net loss                                --          --    (41,224)        --          --            --        (41,224)
Other comprehensive income (loss):
  Foreign currency translation          --          --         --         --         (23)           --            (23)
  Minimum pension liability net of
    $2,100 tax                          --          --         --         --          --        (3,285)        (3,285)
  Interest rate swaps                   --          --         --       (516)         --            --           (516)
                                                                                                            ---------
Total comprehensive income (loss)                                                                             (45,048)
                                    -------   --------   --------    -------      ------      --------      ---------
BALANCE AT DECEMBER 28, 2002        $1,378    $ 75,499   $(34,831)   $(1,550)     $ (614)     $ (3,706)     $  36,176

Net income                              --          --      1,002         --          --            --          1,002
Other comprehensive income:
  Foreign currency translation          --          --         --         --         173            --            173
  Minimum pension liability, net
    of $266 tax                         --          --         --         --          --           417            417
  Interest rate swaps, net of $454
    tax                                 --          --         --        711          --            --            711
                                                                                                            ---------
Total comprehensive income                                                                                      2,303
Issuance of 9,537 shares under
  employee benefit plans                 1          35         --         --          --            --             36
                                    -------   --------   --------    -------      ------      --------      ---------
BALANCE AT JANUARY 3, 2004          $1,379    $ 75,534   $(33,829)   $  (839)     $ (441)     $ (3,289)     $  38,515

Net income                              --          --      6,549         --          --            --          6,549
Other comprehensive income (loss):
  Foreign currency translation          --          --         --         --          70            --             70
  Minimum pension liability,
    net of $661 tax                     --          --         --         --          --        (1,034)        (1,034)
  Interest rate swaps, net of $429
    tax                                 --          --         --        670          --            --            670
                                                                                                            ---------
Total comprehensive income                                                                                      6,255
Issuance of 125,897 shares under
  employee benefit plans                12         799                                                            811
Purchase and retirement of 26,079
  shares of treasury stock              (2)       (203)        --         --          --            --           (205)
                                    -------   --------   --------    -------      ------      --------      ---------
BALANCE AT JANUARY 1, 2005          $1,389    $ 76,130   $(27,280)   $  (169)     $ (371)     $ (4,323)     $  45,376
                                    =======   ========   ========    =======      ======      ========      =========

See notes to consolidated financial statements.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three fiscal years ended January 1, 2005

NOTE A - ACCOUNTING POLICIES

Fiscal Year: The Company's fiscal year end is the Saturday closest to December
31.

Principles of Consolidation and Presentation: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of intercompany items. Certain 2003 and 2002 items have been reclassified to conform with the 2004 financial statement presentation.

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

Inventories: Inventories are valued at the lower of first-in, first-out (FIFO) cost or market. The Company provides a reserve for obsolete or excess inventory (less than 2.0% of gross inventory) based on historical and estimated future usage.

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

Property and Depreciation: Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over periods up to 31.5 years. Machinery and equipment is depreciated over periods ranging from 3 years to 15 years. Accelerated methods of depreciation are used for federal income tax purposes. Repair and maintenance costs are expensed as incurred and amounted to $7.8 million, $7.9 million and $8.0 million in 2004, 2003 and 2002, respectively.

Impairment of Long-Lived Assets: During 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company would record an impairment charge or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, using undiscounted cash flows, or the useful life has changed. Any impairment would be recognized based on its then fair value. No impairments were incurred in 2002 through 2004. During 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement is effective for disposal activities initiated after December 31, 2002. The adoption of this Standard did not have a material effect on the Company's results of operations, financial condition or liquidity.

Goodwill: Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method. Goodwill is no longer amortized, but instead is tested for impairment at least annually (see Note B).

Stock Compensation Plans: At January 1, 2005, the Company has three stock-based employee (and non-employee directors) compensation plans, which are described more fully in Note I. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE A - ACCOUNTING POLICIES - CONTINUED

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

                                                       FISCAL YEARS
                                                --------------------------
                                                 2004     2003      2002
(Dollars in thousands, except per share data)   ------   ------   --------
Net income (loss)                 As reported   $6,549   $1,002   $(41,224)
Total stock-based employee
  compensation, net of tax                        (504)    (646)      (761)
                                                ------   ------   --------
Net income (loss)                   Pro forma   $6,045   $  356   $(41,985)
                                                ======   ======   ========
Basic earnings (loss) per share   As reported   $ 0.47   $ 0.07   $  (2.99)
                                    Pro forma     0.44     0.03      (3.05)
Diluted earnings (loss) per
  share                           As reported   $ 0.46   $ 0.07   $  (2.99)
                                    Pro forma     0.43     0.03      (3.05)

For pro forma calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                 2004      2003      2002
                                                -------   -------   -------
Expected volatility                                57.2%     58.6%     56.8%
Risk-free interest rates                           3.79%     2.98%     4.56%
Average expected life                           5 years   5 years   5 years

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 3, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt Statement 123(R) on July 3, 2005 and is still in the process of determining the impact on operating results.

The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was not material.

Revenue Recognition: Revenues are derived from sales to unaffiliated customers and are recognized when products are shipped and title has transferred. Cash discounts, volume and price rebates, allowances and promotional costs are estimated based on contractual commitments and experience and are recorded as a reduction in net sales in the period in which the sale is recognized. In 2003, the Company began paying certain

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE A - ACCOUNTING POLICIES - CONTINUED

retail customers service commissions directly replacing third party agencies. These commission allowances of $2.5 million in 2004 and $1.0 million in 2003 have been recorded as reductions in net sales in accordance with Emerging Issues Task Force (EITF) 01-9. Previous reporting periods reflect this reclassification from selling and marketing expenses. Management analyzes historical write-offs, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

Shipping and Handling Costs: All shipping and handling costs are included in the cost of products sold in the Consolidated Statements of Operations.

Advertising: The majority of the Company's advertising activities are funded by co-operative advertising allowances provided to customers which are accounted for in compliance with EITF 01-9 as a reduction of net sales, and totaled $2.8 million, $2.4 million and $2.0 million in 2004, 2003 and 2002, respectively. Previous reporting periods reflect a reclassification for these allowances lowering both net sales and selling and marketing expenses. The remaining advertising costs of $0.7 million in 2004 and $0.8 million in 2003 and 2002, are expensed as incurred.

Research and Development Costs: Research and Development (R&D) costs consist of Company-sponsored activities to develop new value-added products. R&D costs are expensed as incurred and expenditures were $2.2 million, $1.9 million and $2.2 million in 2004, 2003 and 2002, respectively.

Income Taxes: The Company accounts for income taxes using the provisions of SFAS No. 109, "Accounting for Income Taxes."

NOTE B - GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001 (beginning of fiscal 2002). Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets continue to be amortized over their useful lives.

Pursuant to the adoption of this Standard, Lamson completed a transitional impairment review for goodwill during the second quarter of 2002 for each of its reporting units. It was determined that the carrying value of the telecom reporting unit (component of the Carlon business segment) exceeded its estimated fair value as determined by utilizing various valuation techniques. Given the indication of a potential impairment, primarily caused by the significant decline in demand for telecom products, which drove pricing and margins down and resulted in low capacity utilization, the Company completed the assessment of the implied fair value of the goodwill for the telecom reporting unit, which resulted in an impairment loss of $60.0 million ($46.3 million after tax). The fair value was determined using discounted cash flow and market multiple approaches. This transitional impairment loss was recognized as a cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. The transitional impairment loss is a one-time, non-cash charge. No reclassifications were required between intangible assets and goodwill pursuant to the adoption of this Standard. Subsequent annual impairment tests have resulted in no additional impairment being recorded. Of the $21.5 million of goodwill remaining on the balance sheet at January 1, 2005, approximately $20.0 million relates to the telecom reporting unit in the Carlon business segment and the remainder is included in the Lamson Home Products business segment.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE B - GOODWILL AND INTANGIBLE ASSETS - CONTINUED

The Company's other intangible assets and related accumulated amortization is as follows:

                                         NON-COMPETE
                                         AGREEMENTS    PATENTS    TOTAL
(Dollars in thousands)                   -----------   -------   -------
JANUARY 1, 2005
Gross                                      $ 6,500     $ 2,358   $ 8,858
Accumulated amortization                    (5,552)     (1,686)   (7,238)
                                           -------     -------   -------
  Net value                                $   948     $   672   $ 1,620
                                           =======     =======   =======
JANUARY 3, 2004
Gross                                      $ 6,500     $ 2,150   $ 8,650
Accumulated amortization                    (4,252)     (1,386)   (5,638)
                                           -------     -------   -------
  Net value                                $ 2,248     $   764   $ 3,012
                                           =======     =======   =======

All non-compete agreements are included in the Carlon business segment and the majority of patents are included in the Lamson Home Products business segment. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the three succeeding years will be $1.3 million, $0.2 million and $0.01 million for 2005 through 2007, respectively. The change in goodwill in 2004 is due to the timing of realization of certain tax deductible goodwill.

NOTE C - LONG-TERM DEBT AND COMMITMENTS

Long-term debt consists of the following:

                                                          FISCAL YEARS
                                                        -----------------
                                                         2004      2003
(Dollars in thousands)                                  -------   -------
Secured Credit Agreement:
  Term                                                  $ 1,705   $14,300
  Revolver                                               73,295    67,100
                                                        -------   -------
                                                         75,000    81,400
Industrial Revenue Bonds                                  8,685     9,195
Mortgage                                                  4,066     4,155
                                                        -------   -------
                                                         87,751    94,750
Less amounts classified as current                       75,875    11,760
                                                        -------   -------
                                                        $11,876   $82,990
                                                        =======   =======

In August 2000, the Company completed the refinancing of its previous Secured Credit Agreement by entering into a new five-year, $125 million revolving credit agreement with a consortium of banks led by Harris Trust of Chicago. In December 2000, in conjunction with the acquisition of Ameriduct, the agreement was amended and increased to a $194 million facility, consisting of $48.5 million in term debt and $145.5 million in a revolver. As of March 27, 2002 the agreement was amended reducing the credit commitments of the lenders to an aggregate $150 million of which $110 million represents a revolving credit facility with the remainder representing term debt. In addition, this amendment provided for a 1.0% term loan fee and an increase of 1.0% in the term loan interest rate if the term loan was not paid in full by September 30, 2002. Since the term loan was not paid in full by September 2002, the increase in interest rate and additional fee were realized. The term portion of this agreement requires a final principal payment of $1.7 million on

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE C - LONG-TERM DEBT AND COMMITMENTS - CONTINUED

March 31, 2005. This agreement is secured by substantially all of the Company's assets. Interest on the revolver portion of the facility is at LIBOR plus 1.5% to 4.0% and LIBOR plus 2.5% to 5.0% for the term portion. The specific rate is determined based on the ratio of indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (leverage ratio) and is calculated quarterly. The average interest rate at January 1, 2005 is 5.95%. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $14.4 million under the agreement. Total availability at January 1, 2005, under the Secured Credit Agreement, approximates $14.0 million. The Company's credit agreement contains various restrictive covenants pertaining to maintenance of net worth, certain financial ratios and prohibits stock repurchases and dividend payments. At the end of 2004 the Company's leverage ratio of 2.9 did not meet the required covenant level of 2.75. In February 2005, the Company received a waiver and amendment for this deficiency and an increase in the future leverage covenant to 3.1 which reflects current and future working capital requirements. The Company was in compliance with all other debt covenants at January 1, 2005 and is expected to maintain compliance throughout the remainder of the term of the credit agreement. The Company did lower its leverage ratio at the 2004 year-end, which will, in turn, be reflected as a 50 basis point decline in the Secured Credit Agreement interest rate during the first quarter 2005.

The Company's Industrial Revenue Bond financings include several issues due in annual installments from 2005 through 2023 with interest at variable rates. The weighted average rate for these bonds at January 1, 2005 was 2.01%. When consideration is given to the cost of related letters of credit, the effective weighted-average interest rate is 5.51% at January 1, 2005.

The mortgage on the Company's headquarters is payable in equal monthly installments of $26,000 through 2012 with interest at prime rate plus 0.25% (5.50% at January 1, 2005).

The aggregate minimum combined maturities of long-term debt for the year 2006 through 2009 are approximately $786,000, $967,000, $497,000 and $507,000, respectively, with $9,119,000 due thereafter.

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, $18.5 million of which is outstanding at January 1, 2005, which effectively fixes interest rates on its variable rate debt at 5.41% and 5.48%, plus the Company's risk premium of 1.5% to 4.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of 2004 of a $169,000 (net of $107,000 in tax) loss has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. Approximately $276,000 loss on the fair value of the hedges is classified in current other accrued expenses.

Interest paid was $6,468,000, $8,609,000 and $8,752,000 in 2004, 2003 and 2002,
respectively.

Rental expense was $5,848,000, $5,620,000 and $5,777,000 in 2004, 2003 and 2002,
respectively. Aggregate future minimum payments related to non-cancelable operating leases with initial or remaining terms of one year or more for the years 2005 through 2009 are approximately $4,458,000, $3,421,000, $2,800,000,
$2,480,000 and $1,330,000, respectively, with $2,628,000 due thereafter.

NOTE D - PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors several qualified and non-qualified pension plans and other post-retirement benefit plans for its current and former employees and non-employee directors. As of January 1, 2003 the Company eliminated the salary defined benefit plan for future employees. This action makes all pension and other post-retirement benefit plans closed to new entrants and will reduce future service costs. As of April 2004 the

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS - CONTINUED



Company assumed certain post-retirement medical and life insurance benefits of YSD Industries, Inc. ("YSDI"), a business which the Company sold in 1988 (see Note G).

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over each of the two years in the period ended January 1, 2005 and January 3, 2004, respectively, and a statement of the funded status at both years' end:

                                                         PENSION BENEFITS     OTHER BENEFITS
                                                         -----------------   -----------------
                                                          2004      2003      2004      2003
(Dollars in thousands)                                   -------   -------   -------   -------
CHANGE IN BENEFIT OBLIGATION
Obligation at beginning of year                          $81,242   $77,504   $18,800   $13,488
Service cost                                               1,192     1,069         7         9
Interest cost                                              4,874     5,044       917     1,168
Plan participants' contribution                               --        --       613       129
Plan amendment                                                --        --    (3,174)    1,487
Actuarial loss (gain)                                      7,451     4,243    (1,604)    4,511
Assumption of YSDI benefits (see Note G)                      --        --     3,521        --
Benefits paid                                             (6,449)   (6,618)   (2,876)   (1,992)
                                                         -------   -------   -------   -------
Obligation at end of year                                $88,310   $81,242   $16,204   $18,800
                                                         =======   =======   =======   =======

The actuarial losses reflected for pension benefits in 2004 and 2003 related primarily to lower discount rates in each year. Other benefits were reduced in 2004 by $3.2 million for plan amendments that capped the Company's payments for all current and future salaried retiree medical reimbursements.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the effects of the subsidy resulted in a $0.6 million reduction of the accumulated post-retirement benefit obligation and is reflected as an actuarial gain in 2004 in the table above, while other benefit costs were reduced by $0.1 million in 2004.

                                                         PENSION BENEFITS     OTHER BENEFITS
                                                         -----------------   -----------------
                                                          2004      2003      2004      2003
(Dollars in thousands)                                   -------   -------   -------   -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year           $72,362   $62,877   $    --   $    --
Actual return on plan assets                               8,011    14,977        --        --
Employer contributions                                     1,866     1,126     2,263     1,863
Plan participants' contributions                              --        --       613       129
Benefits paid                                             (6,449)   (6,618)   (2,876)   (1,992)
                                                         -------   -------   -------   -------
Fair value of plan assets at end of year                 $75,790   $72,362   $    --   $    --
                                                         =======   =======   =======   =======

Plan assets include 860,856 shares of the Company's common stock with a fair market value at January 1, 2005 of $7.8 million and $5.0 million at January 3, 2004.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS - CONTINUED



The pension plan weighted-average asset allocation at year ended 2004 and 2003 and target allocation for 2005 are as follows:

                                                                        PLAN ASSETS
                                                              TARGET   -------------
ASSET CATEGORY                                                 2005    2004    2003
--------------                                                ------   -----   -----
Equity securities                                              70.0%    72.3%   75.0%
Debt securities                                                29.0%    26.8%   22.2%
Other                                                           1.0%     0.9%    2.8%
                                                              -----    -----   -----
                                                              100.0%   100.0%  100.0%
                                                              =====    =====   =====

The Company's defined benefit plan assets are managed by institutional investment managers who have been selected based upon their respective investment discipline and historical performance. The asset allocation has a strong bias towards equities because of their higher investment return potential compared with fixed income alternatives. The participants in the defined benefit plans total approximately 3,500 at the beginning of 2004 of which approximately 46.0% are retired and receiving benefit payments. In order to maintain an appropriate funding level, the Company believes that it is necessary and prudent to accept the higher risk associated with equities in order to achieve higher return levels over the long-term.

The Company expects to contribute $1.7 to $2.0 million to its defined benefit pension plans in 2005.

The expected benefit payments for the Company's benefits plans are as follows:

                                                              PENSION    OTHER
                                                               PLANS    BENEFITS
(Dollars in thousands)                                        -------   --------
2005                                                          $6,476     $2,155
2006                                                           6,345      1,997
2007                                                           6,190      1,941
2008                                                           6,095      1,875
2009                                                           6,056      1,791
2010 through 2014                                             30,697      5,747

The other benefit payments are net of approximately $100,000 in anticipated Medicare Part-D subsidies per year beginning in 2006.

                                                       PENSION BENEFITS      OTHER BENEFITS
                                                      ------------------   -------------------
                                                        2004      2003       2004       2003
(Dollars in thousands)                                --------   -------   --------   --------
FUNDED STATUS
Fund status at end of year                            $(12,520)  $(8,880)  $(16,204)  $(18,800)
Unrecognized actuarial loss                             36,739    32,958      3,257      4,993
Unrecognized transition (asset)                           (900)     (988)        --         --
Unrecognized prior service cost (gain)                     330       369     (3,237)      (491)
                                                      --------   -------   --------   --------
Net amount recognized at end of year                  $ 23,649   $23,459   $(16,184)  $(14,298)
                                                      ========   =======   ========   ========

The pension benefits table above provides information relating to the funded status of all defined benefit pension plans on an aggregated basis. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS - CONTINUED



were $38.8 million, $33.8 million and $19.7 million, respectively, as of January 1, 2005 and $31.9 million, $28.9 million and $16.9 million, respectively, as of January 3, 2004.

The following table provides the amounts recognized in the consolidated balance sheets for both years:

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                     -------------------   -------------------
                                                       2004       2003       2004       2003
(Dollars in thousands)                               --------   --------   --------   --------
Prepaid benefit cost                                 $ 30,513   $ 30,016   $     --   $     --
Accrued benefit liability                             (14,111)   (12,121)   (16,184)   (14,298)
Intangible asset                                          160        172         --         --
Accumulated other comprehensive income, before tax      7,087      5,392         --         --
                                                     --------   --------   --------   --------
                                                     $ 23,649   $ 23,459   $(16,184)  $(14,298)
                                                     ========   ========   ========   ========

The assumptions used in the calculation of amounts recognized for the Company's benefit plans at January 1, 2005 and January 3, 2004 were:

                                                                PENSION        OTHER
                                                               BENEFITS      BENEFITS
                                                              -----------   -----------
                                                              2004   2003   2004   2003
                                                              ----   ----   ----   ----
Discount rate                                                 5.70%  6.25%  5.40%  6.25%
Expected return on plan assets                                8.5%   9.0%    --      --
Rate of salary increase                                       4.0%   4.0%    --      --

The return on pension plan assets for 2005 will remain at 8.5%. The expected long-term rate of return on assets is determined by considering historical rates of return, the weighting of plan assets by investment group, targeted weighting of assets and the current return trends.

For measurement purposes, a 10.0% average healthcare cost trend rate was used for 2005 (11.0% in 2004). The rate is assumed to decline gradually each year to an ultimate rate of 5.0% in 2010 and thereafter. A 1.0% change in assumed healthcare cost trend rates would have the following effects:

                                                              1% INCREASE   1% DECREASE
(Dollars in thousands)                                        -----------   -----------
Net periodic benefit cost                                        $ 46          $ (41)
Accumulated post-retirement benefit obligation                   $881          $(625)

The components of net periodic benefit cost are as follows:

                                               PENSION BENEFITS             OTHER BENEFITS
                                          ---------------------------   ----------------------
                                           2004      2003      2002     2004     2003    2002
(Dollars in thousands)                    -------   -------   -------   -----   ------   -----
Service cost                              $ 1,192   $ 1,069   $ 1,104   $   7   $    9   $  15
Interest cost                               4,874     5,044     5,219     917    1,168     851
Expected return on assets                  (5,945)   (5,402)   (6,593)     --       --      --
Net amortization and deferral               1,555     2,412       971    (297)     186    (387)
Defined contribution plans                  1,080       938       987      --       --      --
                                          -------   -------   -------   -----   ------   -----
                                          $ 2,756   $ 4,061   $ 1,688   $ 627   $1,363   $ 479
                                          =======   =======   =======   =====   ======   =====

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS - CONTINUED



In addition to the defined benefit plans described above, the Company also sponsors a defined contribution plan, which covers substantially all full-time associates. The Company's matching contribution is a minimum of 50.0% of voluntary employee contributions of up to 6.0% of wages.

NOTE E - LITIGATION

On September 23, 1999, the Company announced that a United States District Court jury in the Northern District of Illinois found that the Company willfully infringed on a patent held by Intermatic Incorporated ("Intermatic") of Spring Grove, Illinois, relating to the design of an in-use weatherproof electrical outlet cover, and awarded Intermatic $12.5 million in damages plus pre-judgment interest of approximately $1.5 million. The Company pursued a vigorous appeal and on December 17, 2001 the United States Court of Appeals ruled that, as a matter of law, Lamson & Sessions' products did not infringe Intermatic's patent and that the Company has no liability to Intermatic. The trial jury's earlier verdict in favor of Intermatic in the amount of $12.5 million, plus pre-judgment and post-judgment interest estimated to be in excess of $3.0 million, was reversed. Intermatic filed for a rehearing of the ruling to the Court of Appeals en banc, which was denied. Intermatic then filed a petition for certiorari with the United States Supreme Court. The United States Supreme Court reversed the decision of the Court of Appeals and remanded the case back to it. In March 2003, the Court of Appeals remanded this litigation back to the United States District Court for reconsideration. On September 17, 2004, the Company announced the settlement of this litigation which was arrived at through a mediation process. The net effect of that settlement ($1.7 million) has been reflected in the 2004 operating results. A final cash payment of $1.0 million is due in 2005.

The Company is also a party to various other claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

NOTE F - ENVIRONMENTAL

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

During 1999, the Company reached a settlement on litigation involving environmental matters at a property sold by the Company in 1981 whereby the Company agreed to incur costs of certain remediation activities, which will occur over the next seven years. Management's current estimates (undiscounted) of the costs, $4.3 million, are accrued primarily in other long-term liabilities. This estimate is based on an updated study performed in 2004 and resulted in a change in estimate of a $200 thousand reduction in the liability in the current year. Environmental remediation estimates are subject to change because of changes in laws, regulations and their interpretations; additional information on the extent and nature of site contamination; and improvements in technology. Management anticipates about $0.7 million will be spent in 2005 for containment projects. The majority of the remaining costs, $2.5 million, is expected to be spent to demolish the current building and remove and replace portions of the soil as scheduled in 2010 and 2011.

NOTE G - DISCONTINUED OPERATIONS

As of the end of the first quarter of 2004 the Company was informed that YSD Industries Inc. ("YSDI"), a business which the Company sold in 1988, was selling the assets of the business and would be unable to fund (defaulted on its obligations) certain post-retirement medical and life insurance benefits, for which the

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE G - DISCONTINUED OPERATIONS - CONTINUED

Company was contingently liable. The Company had recorded a net charge ($2.7 million) at the 2003 year-end reflecting the actuarial calculation of this estimated liability for payments to certain eligible participants through February 2011 when the Company's obligation will end and to write-off notes (cash advances) to YSDI in 2003. As a result of YSDI's asset sale in 2004, the Company was able to realize payment of $668,000 for these notes receivable that had been previously written off as uncollectible in 2003. The net impact of this recovery, $401,000 (net of tax), has been recorded as income from discontinued operations in 2004.

NOTE H - COMMON, PREFERRED, PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at January 1, 2005 or January 3, 2004. The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value ("Series II Preference Stock"), which relates to the Rights Agreement, dated as of September 8, 1998, between the Company and National City Bank (the "Rights Agreement").

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

NOTE I - STOCK COMPENSATION PLANS

The Company's Non-Employee Directors Stock Option Plan expired on April 22, 2004. At January 1, 2005, there were options outstanding under the Plan representing 113,000 shares of the Company's Common Stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through May 5, 2013.

On May 5, 1998, the Company's 1988 Incentive Equity Performance Plan expired. At January 1, 2005, there were options outstanding under the Plan representing 653,450 shares of the Company's Common Stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through April 20, 2008.

Under the 1998 Incentive Equity Plan, the Company is authorized to issue 2,570,000 incentive stock options (ISOs), non-qualified stock options; stock appreciation rights (SARs) and restricted or deferred stock. Stock options generally become exercisable, in part, one year after date of grant and expire at the end of ten years. At January 1, 2005, under this Plan, a total of 449,021 shares were available for future grant.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE I - STOCK COMPENSATION PLANS - CONTINUED

A summary of the status of the Company's three stock compensation plans as of January 1, 2005, January 3, 2004 and December 28, 2002, and changes during the respective years then ended, is presented below:

                                2004                      2003                      2002
                       -----------------------   -----------------------   -----------------------
                                  WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                   AVERAGE                   AVERAGE                   AVERAGE
                       SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE
(Shares in thousands)  ------   --------------   ------   --------------   ------   --------------
Outstanding at
  beginning of year    2,613        $6.21        2,359        $6.68        2,032        $7.20
Granted                  322         6.48          417         3.47          416         4.17
Exercised               (121)        5.06           (2)        4.63           --           --
Forfeited               (144)        6.87         (161)        6.00          (89)        6.67
                       -----        -----        -----        -----        -----        -----
Outstanding at end of
  year                 2,670        $6.26        2,613        $6.21        2,359        $6.68
                       =====        =====        =====        =====        =====        =====
Options exercisable
  at year-end          2,028        $6.64        1,904        $6.93        1,694        $6.92
Weighted-average fair
  value of options
  granted during the
  year                              $3.40                     $1.83                     $2.21

The following table summarizes information about options outstanding at January 1, 2005:

                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                  -------------------------------------------------------   ------------------------------
                                   WEIGHTED-AVERAGE
RANGE OF            SHARES            REMAINING          WEIGHTED-AVERAGE     SHARES      WEIGHTED-AVERAGE
EXERCISE PRICES   AT 01/01/05   CONTRACTUAL LIFE (YRS)    EXERCISE PRICE    AT 01/01/05    EXERCISE PRICE
---------------   -----------   ----------------------   ----------------   -----------   ----------------
    $  3-5           975,475             6.78                 $ 4.06          658,460          $ 4.28
       5-8         1,223,700             4.89                 $ 6.71          898,367          $ 6.79
      8-11           461,000             4.37                 $ 9.47          461,000          $ 9.47
     12-18            10,000             5.58                 $17.94           10,000          $17.94

The Company has deferred compensation plans that provide both certain executive officers and directors of the Company with the opportunity to defer receipt of bonus compensation and director fees, respectively. The Company funds these deferred compensation liabilities by making contributions to certain Rabbi Trusts which invest exclusively in the Company's common shares. In accordance with Emerging Issues Task Force (EITF) 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," both the trust assets and the related obligation are recorded in equity at cost and offset each other. There was a total of 282,000 common shares at January 1, 2005 (427,500 at January 3, 2004) with a cost of $1.5 million ($2.4 million at January 3, 2004). Fair market value of the shares was $2.6 million at January 1, 2005 ($2.5 million at January 3, 2004).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE J - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     FISCAL YEARS
                                                              --------------------------
                                                               2004     2003      2002
(Dollars and shares in thousands, except per share data)      ------   ------   --------
BASIC EARNINGS PER SHARE COMPUTATION
  Net Income (Loss)                                           $6,549   $1,002   $(41,224)
                                                              ======   ======   ========
  Average Common Shares Outstanding                           13,815   13,785     13,778
                                                              ======   ======   ========
  Basic Earnings (Loss) Per Share                             $ 0.47   $ 0.07   $  (2.99)
                                                              ======   ======   ========
DILUTED EARNINGS PER SHARE COMPUTATION
  Net Income (Loss)                                           $6,549   $1,002   $(41,224)
                                                              ======   ======   ========
  Basic Shares Outstanding                                    13,815   13,785     13,778
  Stock Options Calculated Under the Treasury Stock Method       349      109         --
                                                              ------   ------   --------
  Total Shares                                                14,164   13,894     13,778
                                                              ======   ======   ========
  Diluted Earnings (Loss) Per Share                           $ 0.46   $ 0.07   $  (2.99)
                                                              ======   ======   ========

There were approximately 392,000, 1,893,000 and 2,369,000 stock options, respectively, excluded from the diluted earnings per share computations due to the anti-dilutive effect of such options.

NOTE K - INCOME TAXES

Components of the income tax provision reflected in the consolidated statements of operations are as follows:

                                                       FISCAL YEARS
                                                 ------------------------
                                                  2004     2003     2002
(Dollars in thousands)                           ------   ------   ------
Current:
  Federal                                        $   92   $   22   $   70
  State and local                                  (142)      89       34
                                                 ------   ------   ------
                                                    (50)     111      104
Deferred:
  Federal                                         3,233    1,988    3,561
  State and local                                   413      292      235
                                                 ------   ------   ------
                                                  3,646    2,280    3,796
                                                 ------   ------   ------
Total                                            $3,596   $2,391   $3,900
                                                 ======   ======   ======

During 2004, the Company settled certain state tax matters which resulted in a reduction of the current state and local income tax expense by approximately $0.2 million.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE K - INCOME TAXES - CONTINUED

The components of deferred taxes included in the consolidated balance sheets as of January 1, 2005 and January 3, 2004 are as follows:

                                                          FISCAL YEARS
                                                        -----------------
                                                         2004      2003
(Dollars in thousands)                                  -------   -------
Deferred tax assets:
  Net operating loss carryforwards (Federal & State)    $ 9,710   $11,361
  Goodwill                                                9,788    10,976
  Other accruals, credits and reserves                    7,265     7,194
  General business and alternative minimum tax credits    2,267     2,191
  Post-retirement benefits other than pensions            5,664     6,505
                                                        -------   -------
Total deferred tax assets                                34,694    38,227
Less valuation allowance                                   (370)     (370)
                                                        -------   -------
Total deferred tax assets                                34,324    37,857
Deferred tax liabilities:
  Tax in excess of book depreciation                      6,579     5,908
  Pensions                                                5,807     6,341
                                                        -------   -------
  Total deferred tax liabilities                         12,386    12,249
                                                        -------   -------
Total net deferred tax assets                           $21,938   $25,608
                                                        =======   =======

The Company has available federal net operating loss carryforwards totaling approximately $26.7 million, which expire primarily from 2012 to 2022. The Company also has available general business tax credit carryforwards of $1.3 million, which expire through 2018 and alternative minimum tax credit carryforwards of approximately $0.9 million, which may be carried forward indefinitely. The valuation allowance was established in 2002 against available general business credits and is based upon projected earnings and the ability to use these credits.

The provision for income taxes for continuing operations is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

                                                       FISCAL YEARS
                                                 ------------------------
                                                  2004     2003     2002
(Dollars in thousands)                           ------   ------   ------
Tax expense at statutory rates.................  $3,410   $2,146   $3,124
Adjustment due to:
  Change in valuation allowance................      --       --      370
  State and local income taxes.................    (142)      89       22
  Other........................................     328      156      384
                                                 ------   ------   ------
                                                 $3,596   $2,391   $3,900
                                                 ======   ======   ======

Income tax paid in 2004 and 2003 was $559,000 and $121,000, respectively. In 2002 the Company received an income tax refund of $1,385,000.

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE L - BUSINESS SEGMENTS

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

                                                                2004       2003       2002
(Dollars in thousands)                                        --------   --------   --------
NET SALES
Carlon                                                        $183,800   $154,090   $149,037
Lamson Home Products                                            86,510     81,514     69,440
PVC Pipe                                                       116,829    104,883     93,952
                                                              --------   --------   --------
                                                              $387,139   $340,487   $312,429
                                                              ========   ========   ========
OPERATING INCOME (LOSS)
Carlon                                                        $ 16,836   $ 11,840   $ 14,395
Lamson Home Products                                             8,776     13,766     10,324
PVC Pipe                                                        (1,502)    (5,119)      (784)
Corporate Office                                                (6,228)    (5,829)    (5,426)
Other Expense (see Note M)                                        (213)        --         --
                                                              --------   --------   --------
                                                              $ 17,669   $ 14,658   $ 18,509
                                                              ========   ========   ========
DEPRECIATION AND AMORTIZATION
Carlon                                                        $  5,342   $  6,801   $  7,507
Lamson Home Products                                             1,881      1,722      1,954
PVC Pipe                                                         3,516      2,271      2,212
                                                              --------   --------   --------
                                                              $ 10,739   $ 10,794   $ 11,673
                                                              ========   ========   ========
IDENTIFIABLE ASSETS
Carlon                                                        $ 77,473   $ 79,900   $ 83,750
Lamson Home Products                                            34,190     30,065     27,222
PVC Pipe                                                        44,650     34,232     35,862
Corporate Office (includes deferred taxes and pension
  assets)                                                       62,189     64,116     66,871
                                                              --------   --------   --------
                                                              $218,502   $208,313   $213,705
                                                              ========   ========   ========

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE L - BUSINESS SEGMENTS - CONTINUED

The net effect of a litigation settlement of $1.7 million has been charged in equal amounts to the operating income of the Carlon and Lamson Home Products segments in 2004 (see Note E).

Substantially all sales are made within North America. Net sales to a single customer within the Carlon and PVC Pipe segments totaled approximately 11.0% in 2004, 14.0% in 2003 and 15.0% in 2002 of consolidated net sales. Net sales to a single customer within the Lamson Home Products segment totaled approximately 10.2% in 2003 of consolidated net sales.

NOTE M - SALE OF ASSETS

As of January 3, 2004, the Company intended to vacate one of its manufacturing facilities and proceed with its efforts to sell the property during 2004. The asset had been written down in 2001 to its then estimated fair value. In the first quarter of 2004, the Company sold the manufacturing facility located in Pasadena, Texas for net proceeds of $1.5 million, realizing a gain on the sale of $924,000. The Company relocated production equipment at this facility to other Lamson & Sessions facilities, incurring approximately $1.1 million in severance, training, moving and other costs as detailed below. The net expense for this facility rationalization of $213,000 is classified as other expense. At January 1, 2005 a $436,000 liability remained for severance payments to be made primarily in the first quarter of 2005. This plant sale affected 40 employees, all of whom left the Company by December 31, 2004.

                                                             TRAINING, MOVING
                                                 SEVERANCE   AND OTHER COSTS    TOTAL
(Dollars in thousands)                           ---------   ----------------   ------
2004 charges                                       $ 587          $ 550         $1,137
Utilized in 2004                                    (151)          (550)          (701)
                                                   -----          -----         ------
Balance at January 1, 2005                         $ 436          $  --         $  436
                                                   =====          =====         ======

NOTE N - SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

                                                                    BASIC EARNINGS (LOSS)    DILUTED EARNINGS (LOSS)
                                                                       PER COMMON SHARE          PER COMMON SHARE        CLOSING
                                                                    ----------------------   ------------------------  MARKET PRICE
                                             INCOME FROM    NET     INCOME FROM      NET      INCOME FROM       NET     PER SHARE
                          NET       GROSS    CONTINUING    INCOME    CONTINUING    INCOME      CONTINUING     INCOME  --------------
                       SALES (1)   PROFIT    OPERATIONS    (LOSS)    OPERATIONS    (LOSS)      OPERATIONS     (LOSS)   HIGH     LOW
                       ---------   -------   -----------   ------   ------------   -------   --------------   ------- ------   -----
FISCAL 2004:
  First quarter(2)     $ 82,995    $13,318     $1,299      $1,700      $ 0.09       $0.12        $0.09        $ 0.12  $ 5.93   $4.91
  Second quarter        102,148     18,278      2,745      2,745         0.20        0.20         0.19          0.19    8.30    5.95
  Third quarter         104,919     17,099        833        833         0.06        0.06         0.06          0.06    9.59    6.80
  Fourth quarter(3)      97,077     14,989      1,271      1,271         0.09        0.09         0.09          0.09   10.48    8.68
                       --------    -------     ------      ------      ------       -----        -----        ------
TOTAL                  $387,139    $63,684     $6,148      $6,549      $0.45*       $0.47        $0.43        $ 0.46
FISCAL 2003:
  First quarter        $ 78,912    $12,738     $  226      $ 226       $ 0.02       $0.02        $0.02        $ 0.02  $ 5.60   $3.11
  Second quarter         86,389     15,373      1,703      1,703         0.12        0.12         0.12          0.12    5.57    4.00
  Third quarter          94,457     14,489      1,518      1,518         0.11        0.11         0.11          0.11    5.80    4.82
  Fourth quarter(2)      80,729     11,587        293      (2,445)       0.02       (0.18)        0.02         (0.18)   6.42    5.50
                       --------    -------     ------      ------      ------       -----        -----        ------
TOTAL                  $340,487    $54,187     $3,740      $1,002      $ 0.27       $0.07        $0.27        $ 0.07
                       ========    =======     ======      ======      ======       =====        =====        ======


---------------

 * Earnings per share were computed on a stand-alone quarterly basis for each respective quarter. Therefore, the sum of the Basic Earnings Per Common Share From Continuing Operations in 2004 does not equal the year's total due to rounding.

(1) In the fourth quarter of 2004, the Company reclassed certain co-operative advertising and service commission arrangements reducing net sales and gross profit with no impact on income from continuing operations. All previous quarters have been restated to reflect this reclass (see Note A).

(2) The Company recorded a charge from discontinued operations of $2,738, net of tax, during the fourth quarter of 2003 and income from discontinued operations of $401, net of tax, during the first quarter of 2004 (see Note
    G).

(3) Net income in the fourth quarter of 2004 was increased by $0.4 million due to certain year-end adjustments affecting selling and marketing and general and administrative expenses.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)
------------------------------------------------------------------------------------------------------
                                                  BALANCE AT    CHARGED TO   DEDUCTIONS     BALANCE AT
                                                 BEGINNING OF   COSTS AND       AND           END OF
                  DESCRIPTION                       PERIOD       EXPENSES      OTHER          PERIOD
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 1, 2005
Allowances deducted from assets:
          Trade receivable allowances               $1,532        $ (232)      $ (222)(A)     $1,522
          Inventory obsolescence reserve               582         1,063          897 (B)        748
          Other current and long-term assets           520            --           70            450
Accounts and loss reserves included in current
and long-term liabilities                            4,747          (200)         217 (C)      4,330
------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 3, 2004
Allowances deducted from assets:
          Trade receivable allowances               $1,924        $ (290)      $  102(A)      $1,532
          Inventory obsolescence reserve               747           596          761(B)         582
          Other current and long-term assets           466            --          (54)           520
Accounts and loss reserves included in current
and long-term liabilities                            4,962            --          215(C)       4,747
------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 28, 2002
Allowances deducted from assets:
          Trade receivable allowances               $2,122        $  676       $  874(A)      $1,924
          Inventory obsolescence reserve             1,754           782        1,789(B)         747
          Other current and long-term assets           989            --          523(D)         466
Accounts and loss reserves included in current
and long-term liabilities                            5,374            --          412(C)       4,962
------------------------------------------------------------------------------------------------------

Note A - Principally write-off of uncollectible accounts and disputed items, net of recoveries.

Note B - Principally the disposal of obsolete inventory.

Note C - Principally payments on environmental obligations for previously-owned businesses (see Note F).

Note D - Principally the disposal of fixed assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9(a).  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of January 1, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2005.

    Management's assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ John B. Schulze
------------------------------------------------------
John B. Schulze
Chairman of the Board, President and Chief Executive Officer

/s/ James J. Abel
------------------------------------------------------
James J. Abel
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

/s/ Lori L. Spencer
------------------------------------------------------
Lori L. Spencer
Vice President and Controller

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
THE LAMSON & SESSIONS CO.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that The Lamson & Sessions Co. and Subsidiaries maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Lamson & Sessions Co. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Lamson & Sessions Co. and Subsidiaries maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Lamson & Sessions Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 1, 2005 and our report dated February 25, 2005 expressed an unqualified opinion thereon.

                                                     /s/ Ernst & Young LLP
Cleveland, Ohio
February 25, 2005

ITEM 9(b).  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) Directors.

            The information set forth under the caption "Election of Directors," "Audit Committee Financial Expert" and "Standing Committees of the Board of Directors - The Audit Committee" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 2005 is hereby incorporated by reference.

        (b) Executive Officers - See Part I.

        (c) Compliance with Section 16(a) of the Exchange Act.

            The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 2005 is hereby incorporated by reference.

        (d) Code of Ethics.

            The information set forth under the caption "Code of Ethics" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 2005 is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 2005 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Ownership of the Company's Common Shares," "Election of Directors" and "Security Ownership of Management" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 2005 is hereby incorporated by reference.

The table below sets forth certain information regarding the following equity compensation plans of the Company as of January 1, 2005: 1988 Incentive Equity Performance Plan (As Amended as of October 19, 2000) (the "1988 Plan"), 1998 Incentive Equity Plan (As Amended and Restated as of April 30, 2004) (the "1998 Plan"), Non-Employee Directors Stock Option Plan (As Amended and Restated as of July 19, 2001) (the "Directors Option Plan"), Deferred Compensation Plan for Non-Employee Directors (As Amended and Restated as of April 30, 2004) (the "Directors Deferred Plan") and Deferred Compensation Plan for Executive Officers (As Amended and Restated as of October 18, 2001) (the "Executive Officers Deferred Plan"). All of those plans have been approved by shareholders, except the Directors Deferred Plan and the Executive Officers Deferred Plan.

                                                                   NUMBER OF SECURITIES
                                              WEIGHTED-AVERAGE    REMAINING AVAILABLE FOR
                       NUMBER OF SECURITIES   EXERCISE PRICE OF    FUTURE ISSUANCE UNDER
                        TO BE ISSUED UPON        OUTSTANDING        EQUITY COMPENSATION
                         EXERCISE OF OUT-         OPTIONS,           PLANS (EXCLUDING
                        STANDING OPTIONS,         WARRANTS         SECURITIES REFLECTED
PLAN CATEGORY          WARRANTS AND RIGHTS       AND RIGHTS            IN COLUMN(a))
-------------          --------------------   -----------------   -----------------------
                               (a)                   (b)                    (c)
Equity compensation
  plans approved by
  security holders          2,670,175              $ 6.26                 449,021(1)
Equity compensation
  plans not approved
  by security holders               0                 N/A                       0(2)
Total                       2,670,175              $ 6.26                 449,021

(1) Reflects 449,021 Common Shares remaining available under the 1998 Plan, which authorizes the Governance, Nominating and Compensation Committee to make awards of Option Rights, Appreciation Rights, Restricted Shares, Deferred Shares, Performance Shares and Performance Units.

(2) The Directors Deferred Plan and the Executive Officers Deferred Plan provide for the issuance of Common Shares, but do not provide for a specific amount available under the plans. Descriptions of those plans are set forth below.

DIRECTORS DEFERRED PLAN

The Directors Deferred Plan provides Directors the opportunity to defer their annual retainers and meeting fees. Such deferred fees may be invested, at each Director's election, in either a money market fund or in Common Shares of the Company. If a Director elects to have this deferred compensation invested in Common Shares, the director will receive restricted shares, issued from the 1998 Plan equivalent to 25% of the dollar amount deferred by the director. The number of restricted shares issued is governed by the price of each restricted share, which is based on the market value of the shares on the date the retainer or fee is deferred.

EXECUTIVE OFFICERS DEFERRED PLAN

The Executive Officers Deferred Plan provides designated executive officers and other key employees of the Company the opportunity to defer bonus compensation payable to them under the Company's annual incentive compensation program. Such deferred compensation is invested in deferred Common Shares of the Company. If a participant elects to have his or her bonus deferred, the Company will issue Restricted Shares under the 1998 Plan to such participant in the amount of 20% of the deferred annual incentive compensation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past fiscal year, the Company, in the normal course of business, utilized the services of the law firm of Jones Day, in which Mr. Coquillette, a director of the Company, is a partner. The Company plans to continue using the services of the firm in 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 2005 is hereby incorporated by reference.
                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a) The following documents are filed as part of this report:

            Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

           1. Financial Statements

              Consolidated Statements of Operations for Fiscal Years Ended 2004, 2003 and 2002.

              Consolidated Statements of Cash Flows for Fiscal Years Ended 2004, 2003 and 2002.

              Consolidated Balance Sheets at January 1, 2005 and January 3,
              2004.

              Consolidated Statements of Shareholders' Equity for Fiscal Years Ended 2004, 2003 and 2002.

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

        (b) Exhibits - See 15(a) 3.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2005.

                                          THE LAMSON & SESSIONS CO.

                                          By /s/ James J. Abel
                                            ------------------------------------
                                            James J. Abel
                                            Executive Vice President, Secretary,
                                            Treasurer and Chief Financial
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 4, 2005.

                    SIGNATURE                                                       TITLE
                    ---------                                                       -----

/s/ JOHN B. SCHULZE                                               Chairman of the Board, President and
------------------------------------------------                  Chief Executive Officer (Principal
John B. Schulze                                                   Executive Officer)

/s/ JAMES J. ABEL                                                 Executive Vice President, Secretary,
------------------------------------------------                  Treasurer and Chief Financial Officer
James J. Abel                                                     (Principal Financial Officer)

/s/ LORI L. SPENCER                                               Vice President and Controller (Principal
------------------------------------------------                  Accounting Officer)
Lori L. Spencer

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

March 4, 2005
                                          By /s/ James J. Abel
                                            ------------------------------------
                                            James J. Abel
                                            Attorney-in-fact

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

*10(c)       Form of Amendment to two-year and three-year Executive
             Change-in-Control Agreements between the Company and certain executive officers (incorporated by reference to Exhibit
             10(c) to the Company's Annual Report on Form 10-K for the year ended January 3, 2004).

*10(d)       Form of One-Year Change-in-Control Agreement between the
             Company and certain key employees.

*10(e) Form of Amendment to One-Year Change-in-Control Agreement between the Company and certain key employees.

*10(f) Form of Indemnification Agreement between the Company and each of the directors and certain officers (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

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

EXHIBIT NO.                    DESCRIPTION OF DOCUMENT
-----------                    -----------------------
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

10(l)        Fifth Amendment to the Amended and Restated Credit
             Agreement, entered into as of July 29, 2003, among The
             Lamson & Sessions Co., the Guarantors party thereto, the
             Lenders party thereto, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarterly period ended July 5, 2003).

10(m)        Sixth Amendment to the Amended and Restated Credit
             Agreement, entered into as of February 6, 2004, among The
             Lamson & Sessions Co., the Guarantors party thereto, the
             Lenders party thereto, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended January 3, 2004).

10(n)        Seventh Amendment and Waiver to the Amended and Restated
             Credit Agreement, entered into as of February 16, 2005, among The Lamson & Sessions Co., the Guarantors party thereto, the Lenders party thereto, and Harris Trust and Savings Bank, as Administrative Agent for the Lenders.

*10(o)       Form of Amended and restated Supplemental Executive
             Retirement Agreement dated as of March 20, 1990 between the Company and certain of its executive officers (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 30, 1995).

*10(p)       First Amendment to The Lamson & Sessions Co. Amended and
             Restated Supplemental Retirement Agreement, effective
             January 1, 2000 (incorporated by reference to Exhibit 10(ak) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

*10(q) The Lamson & Sessions Co. Supplemental Pension Plan, effective February 23, 2000.

*10(r) 1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998) (incorporated by reference to Exhibit 4(c) of the Company's Registration Statement on
             Form S-3 (Registration No. 333-65795) filed with the
             Securities and Exchange Commission on October 16, 1998).

*10(s)       Amendment No. 3 to The Lamson & Sessions Co. 1988 Incentive
             Equity Performance Plan (as amended and restated as of February 26, 1998) (incorporated by reference to Exhibit
             10(am) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

*10(t)       Amendment No. 4 to The Lamson & Sessions Co. 1988 Incentive
             Equity Performance Plan (as amended and restated as of February 26, 1998), dated as of October 19, 2000
             (incorporated by reference to Exhibit 10(d) to the First
             Quarter 2001 Form 10-Q).

*10(u) Form of two-year non-qualified stock option agreement under the Company's 1988 Incentive Equity Performance Plan
             (incorporated by reference to Exhibit 10(e) to the Third
             Quarter 2001 Form 10-Q).

*10(v) Form of three-year non-qualified stock option agreement under the Company's 1988 Incentive Equity Performance Plan
             (incorporated by reference to Exhibit 10(f) to the Third
             Quarter 2001 Form 10-Q).

*10(w)       1998 Incentive Equity Plan (as amended and restated as of
             April 30, 2004) (incorporated by reference to Appendix B of the Company's Proxy Statement dated March 29, 2004).

*10(x) Form of two-year non-qualified stock option agreement under the Company's 1998 Incentive Equity Plan (incorporated by reference to Exhibit 10(c) to the Third Quarter 2001 Form
             10-Q).

*10(y) Form of three-year non-qualified stock option agreement under the Company's 1998 Incentive Equity Plan (incorporated by reference to Exhibit 10(d) to the Third Quarter 2001 Form
             10-Q).

EXHIBIT NO.                    DESCRIPTION OF DOCUMENT
-----------                    -----------------------



*10(z) Form of one-year non-qualified stock option agreement for non-employee directors under the Company's 1998 Incentive
             Equity Plan (incorporated by reference as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (the "Second Quarter
             2004 Form 10-Q")).

*10(aa) Form of restricted stock agreement for non-employee directors under the Company's 1998 Incentive Equity Plan
             (incorporated by reference as Exhibit 10(c) to the Second
             Quarter 2004 Form 10-Q).

*10(bb) The Company's Long-Term Incentive Plan (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 28, 1996).

*10(cc)      Amendment No. 1 to The Lamson & Sessions Co. Long-Term
             Incentive Plan, effective January 1, 2000 (incorporated by reference to Exhibit 10(an) to the Company's Annual Report on Form 10-K for the year ended January 1, 2000).

*10(dd)      The Lamson & Sessions Co. Non-Employee Directors Stock
             Option Plan, as amended and restated as of July 19, 2001
             (incorporated by reference to Exhibit 10(g) to the Third
             Quarter 2001 Form 10-Q).

*10(ee) Form of non-qualified stock option agreement under the Company's Non-Employee Directors Stock Option Plan
             (incorporated by reference to Exhibit 10(h) to the Third
             Quarter 2001 Form 10-Q).

*10(ff)      The Lamson & Sessions Co. Deferred Compensation Plan for
             Non-Employee Directors, as amended and restated as of April
             30, 2004 (incorporated by reference to Exhibit 10(a) to the Second Quarter 2004 Form 10-Q).

*10(gg)      The Lamson & Sessions Co. Deferred Compensation Plan for
             Executive Officers, as amended and restated as of October
             18, 2001 (incorporated by reference to Exhibit 10(j) to the Third Quarter 2001 Form 10-Q).

*10(hh) The Lamson & Sessions Co. Outside Directors Benefit Program, as amended and restated as of February 19, 2004.

21           Subsidiaries of the Registrant, filed herewith.

23           Consent of Independent Registered Public Accounting Firm.

24           Powers of Attorney, filed herewith.

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