Form 10-Q
period 2005-04-02
LAMSON & SESSIONS CO
filed 2005-04-29
CIK 57497

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 2, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to _______________

                          Commission File Number 1-313

                   T H E  L A M S O N & S E S S I O N S  C O.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                      34-0349210
---------------------------------------    ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

         25701 Science Park Drive
              Cleveland, Ohio                          44122-7313
---------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)

                                  216/464-3400
               --------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No[ ]

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes[ ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 2, 2005 the Registrant had outstanding 14,060,997 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                  FIRST QUARTER ENDED
                                         --------------------------------------
                                               2005                  2004
                                         ----------------      ----------------
NET SALES                                $ 98,792   100.0%     $ 82,995   100.0%

Cost of products sold                      81,815    82.8%       69,677    84.0%
                                         --------              --------
GROSS PROFIT                               16,977    17.2%       13,318    16.0%

Selling and marketing expenses              7,074     7.1%        5,801     7.0%

General and administrative expenses         3,812     3.9%        3,793     4.6%

Research and development expenses             476     0.5%          528     0.6%
                                         --------              --------
Total operating expenses                   11,362    11.5%       10,122    12.2%

Other (income), net                             -     0.0%         (924)   -1.2%
                                         --------              --------
OPERATING INCOME                            5,615     5.7%        4,120     5.0%

Interest expense, net                       2,002     2.0%        1,955     2.4%
                                         --------              --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                       3,613     3.7%        2,165     2.6%

Income tax provision                        1,409     1.5%          866     1.0%
                                         --------              --------
INCOME FROM CONTINUING OPERATIONS           2,204     2.2%        1,299     1.6%

Income from discontinued operations,
  net of income tax of $256                     -     0.0%          401     0.4%
                                         --------              --------
NET INCOME                               $  2,204     2.2%     $  1,700     2.0%
                                         ========              ========
BASIC EARNINGS PER COMMON SHARE:
Earnings from continuing operations      $   0.16              $   0.09

Earnings from discontinued operations,
  net of tax                                    -                  0.03
                                         --------              --------
NET EARNINGS                             $   0.16              $   0.12
                                         ========              ========
DILUTED EARNINGS PER COMMON SHARE:
Earnings from continuing operations      $   0.15              $   0.09

Earnings from discontinued operations,
  net of tax                                    -                  0.03
                                         --------              --------
NET EARNINGS                             $   0.15              $   0.12
                                         ========              ========

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                  FIRST                 FIRST
                                                 QUARTER               QUARTER
                                                  ENDED    YEAR ENDED   ENDED
                                                -------------------------------
                                                   2005       2004       2004
                                                ---------- ---------- ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $     743  $     683  $     370
  Accounts receivable, net of allowances of
  $1,730, $1,522 and $1,847, respectively          53,020     48,391     50,612
  Inventories, net
    Raw materials                                   4,185      3,504      3,836
    Work-in-process                                 5,624      5,160      3,594
    Finished goods                                 34,929     28,196     28,967
                                                ---------  ---------  ---------
                                                   44,738     36,860     36,397

  Deferred tax assets                               8,171      9,683      7,996
  Prepaid expenses and other                        4,557      5,128      5,981
                                                ---------  ---------  ---------
     TOTAL CURRENT ASSETS                         111,229    100,745    101,356

PROPERTY, PLANT AND EQUIPMENT
  Land                                              3,320      3,320      3,336
  Buildings                                        25,182     25,130     24,895
  Machinery and equipment                         121,592    119,622    120,612
                                                ---------  ---------  ---------
                                                  150,094    148,072    148,843
  Less allowances for depreciation and
  amortization                                    102,259    100,111    100,335
                                                ---------  ---------  ---------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT            47,835     47,961     48,508

GOODWILL                                           21,480     21,480     21,519

PENSION ASSETS                                     30,693     30,513     30,140

DEFERRED TAX ASSETS                                13,223     12,255     16,592

OTHER ASSETS                                        5,047      5,548      5,828
                                                ---------  ---------  ---------
                TOTAL ASSETS                    $ 229,507  $ 218,502  $ 223,943
                                                =========  =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                              $  31,598  $  24,213  $  31,258
  Accrued compensation and benefits                 9,734     12,595     11,683
  Customer volume & promotional accrued
  expenses                                          3,704      6,648      3,011
  Other accrued expenses                            7,527      8,509      9,098
  Taxes                                             4,252      3,272      3,777
  Secured credit agreement - current               80,795     75,000     10,764
  Current maturities of long-term debt                875        875        760
                                                ---------  ---------  ---------
      TOTAL CURRENT LIABILITIES                   138,485    131,112     70,351

LONG-TERM DEBT                                     11,682     11,876     84,104

POST-RETIREMENT BENEFITS AND OTHER
LONG-TERM LIABILITIES                              30,322     30,138     29,181

SHAREHOLDERS' EQUITY
  Common shares                                     1,406      1,389      1,379
  Other capital                                    77,473     76,130     75,534
  Retained earnings (deficit)                     (25,076)   (27,280)   (32,129)
  Accumulated other comprehensive income (loss)    (4,785)    (4,863)    (4,477)
                                                ---------  ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                         49,018     45,376     40,307
                                                ---------  ---------  ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 229,507  $ 218,502  $ 223,943
                                                =========  =========  =========

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                           FIRST QUARTER ENDED
                                                          --------------------
                                                            2005        2004
                                                          --------    --------
OPERATING ACTIVITIES
  Net income                                              $  2,204    $  1,700
  Adjustments to reconcile net income to cash used in
  operating activities:
    Depreciation                                             2,270       2,328
    Amortization                                               403         400
    Gain on sale of property, plant and equipment                -        (924)
    Deferred income taxes                                      723         957
    Net change in working capital accounts:
      Accounts receivable                                   (4,629)    (12,416)
      Inventories                                           (7,878)     (6,254)
      Prepaid expenses and other                               571      (1,553)
      Accounts payable                                       7,385      14,330
      Accrued expenses and other current liabilities        (5,546)       (660)
  Pension plan contributions                                  (315)        (81)
  Other long-term items                                        406        (222)
                                                          --------    --------
CASH USED IN OPERATING ACTIVITIES                           (4,406)     (2,395)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment            (2,144)        (55)
  Proceeds from sale of property, plant and equipment            -       1,536
  Acquisitions and related items                               (62)        (62)
                                                          --------    --------
CASH (USED) PROVIDED BY INVESTING ACTIVITIES                (2,206)      1,419

FINANCING ACTIVITIES
  Net borrowings under secured credit agreement              5,795       1,064
  Payments on other long-term borrowings                      (194)       (186)
  Exercise of stock options (168,750 shares issued)          1,071           -
                                                          --------    --------
CASH PROVIDED BY FINANCING ACTIVITIES                        6,672         878
                                                          --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                60         (98)
Cash and cash equivalents at beginning of year                 683         468
                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    743    $    370
                                                          ========    ========

See notes to Consolidated Financial Statements (Unaudited).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.In the opinion of management, all adjustments (consisting of normal recurring accruals and changes in accounting estimates) considered necessary for a fair presentation have been included.Certain 2004 amounts have been reclassified to conform with 2005 classifications.In particular, the Company has reclassified certain co-operative advertising allowances and service commissions in the Lamson Home Products business segment, reducing net sales and selling and marketing expenses by $1.3 million in the first quarter of 2004.

NOTE B - INCOME TAXES

The year-to-date 2005 income tax provision was calculated based on management's estimate of the annual effective tax rate of 39.0% for the year.The provision for 2004 is primarily non-cash charges, while the Company anticipates having to pay approximately 40.0% of the 2005 provision due to alternative minimum tax requirements.

NOTE C - BUSINESS SEGMENTS

The Company's reportable segments are as follows:

Carlon - Industrial, Residential, Commercial, Telecommunications and Utility Construction:The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies.The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of enclosures, electrical outlet boxes and fittings.Examples of the applications for the products included in this segment are multi-cell duct systems and High Density Polyethylene ("HDPE") conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

Lamson Home Products - Consumer:The major customers served are home centers and mass merchandisers for the "do-it-yourself" (DIY) home improvement market.The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, door chimes and lighting controls.

PVC Pipe: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer, power utility and sewer markets.The electrical and telecommunications conduit is made from polyvinyl chloride ("PVC") resin and is used to protect wire or fiber optic cables supporting the infrastructure of power or telecommunications systems.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                     FIRST QUARTER ENDED
                                    ---------------------
                                      2005        2004
                                    --------    ---------
NET SALES
Carlon                              $ 47,203    $ 38,163
Lamson Home Products                  23,971      19,754
PVC Pipe                              27,618      25,078
                                    --------    --------
                                    $ 98,792    $ 82,995
                                    ========    ========
OPERATING INCOME (LOSS)
Carlon                              $  3,624    $  3,639
Lamson Home Products                   3,543       2,384
PVC Pipe                                  13      (1,187)
Corporate Office                      (1,565)     (1,640)
Other Income (see Note I)                  -         924
                                    --------    --------
                                    $  5,615    $  4,120
                                    ========    ========
DEPRECIATION AND AMORTIZATION
Carlon                              $  1,269    $  1,397
Lamson Home Products                     462         470
PVC Pipe                                 942         861
                                    --------    --------
                                    $  2,673    $  2,728
                                    ========    ========

Total assets by business segment at April 2, 2005 and January 1, 2005 are as follows:

                                                    APRIL 2,   JANUARY 1,
(Dollars in thousands)                                2005       2005
                                                    --------   --------
IDENTIFIABLE ASSETS
Carlon                                              $ 81,897   $ 77,473
Lamson Home Products                                  35,217     34,190
PVC Pipe                                              51,177     44,650
Corporate Office (includes deferred tax and
pension assets)                                       61,216     62,189
                                                    --------   --------
                                                    $229,507   $218,502
                                                    ========   ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income for the first quarters of 2005 and 2004 are as follows:

(Dollars in thousands)

                                                    FIRST QUARTER ENDED
                                                --------------------------
                                                APRIL 2,          APRIL 3,
                                                  2005              2004
                                                --------          --------
Net income                                       $2,204            $1,700
Foreign currency translation adjustments            (11)              (25)
Interest rate swaps, net of tax                      89               117
                                                 ------            ------
Comprehensive income                             $2,282            $1,792
                                                 ======            ======

The components of accumulated other comprehensive income (loss), at April 2, 2005, January 1, 2005 and April 3, 2004 are as follows:

                                                APRIL 2,   JANUARY 1,   APRIL 3,
(Dollars in thousands)                           2005         2005        2004
                                                -------    ----------   --------
Foreign currency translation adjustments        $  (382)    $  (371)    $  (466)
Minimum pension liability adjustments,
  net of tax                                     (4,323)     (4,323)     (3,289)
Interest rate swaps, net of tax                     (80)       (169)       (722)
                                                -------     -------     -------
Accumulated other comprehensive income (loss)   $(4,785)    $(4,863)    $(4,477)
                                                =======     =======     =======

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)

                                                                   FIRST QUARTER ENDED
                                                                   -------------------
                                                                     2005       2004
                                                                    -------   -------
BASIC EARNINGS-PER-SHARE COMPUTATION
Net Income                                                          $ 2,204   $ 1,700
                                                                    =======   =======
Average Common Shares Outstanding                                    13,999    13,787
                                                                    =======   =======
Basic Earnings Per Share                                            $  0.16   $  0.12
                                                                    =======   =======
DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income                                                          $ 2,204   $ 1,700
                                                                    =======   =======
Basic Shares Outstanding                                             13,999    13,787

Stock Options Calculated Under
 the Treasury Stock Method                                              558       171
                                                                    -------   -------
Total Shares                                                         14,557    13,958
                                                                    =======   =======
Diluted Earnings Per Share                                          $  0.15   $  0.12
                                                                    =======   =======

NOTE F - DERIVATIVES AND HEDGING

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value.Derivative instruments that are not hedges are adjusted to fair value through net income.Changes in the fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income.Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income.

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, $16.5 million of which is outstanding at April 2, 2005.The agreements are coterminous with the Company's secured credit facility and expire in August 2005.The swap agreements effectively fix the interest rate on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 1.5% to 4.0%, respectively.These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the first quarter of 2005 of an $80,000 (net of $51,000 in tax) loss has been recognized in other comprehensive income (loss).There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement.The entire $131,000 of loss on the fair value of the hedges is classified in current accrued liabilities.

The Company has no derivative instruments that are classified as fair value hedges.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE G - DISCONTINUED OPERATIONS

As of the end of the first quarter of 2004 the Company was informed that YSD Industries Inc. ("YSDI"), a business which the Company sold in 1988, was selling the assets of the business and would be unable to fund (defaulted on its obligations) certain post-retirement medical and life insurance benefits, for which the Company was contingently liable. The Company had recorded a net charge ($2.7 million) in 2003 reflecting the actuarial calculation of this estimated liability for payments to certain eligible participants through February 2011 when the Company's obligation will end and to write-off notes (cash advances) to YSDI in 2003. As a result of YSDI's asset sale in 2004, the Company was able to realize payment of $668,000 for these notes receivable that had been previously written off as uncollectible in 2003. The net impact of this recovery, $401,000 (net of tax), has been recorded as income from discontinued operations in the first quarter of 2004.

NOTE H - STOCK COMPENSATION PLANS

The Company currently has three stock compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation,"to stock-based employee compensation.

(Dollars in thousands, except per share data)

                                                           FIRST QUARTER ENDED
                                                          ---------------------
                                                           2005           2004
                                                          ------         ------
Net income                         As reported            $2,204         $1,700
Total stock-based employee
 compensation, net of tax                                   (116)          (120)
                                                          ------         ------
Net income                         Pro forma              $2,088         $1,580
                                                          ======         ======
Basic earnings per share           As reported            $ 0.16         $ 0.12
                                   Pro forma                0.15           0.11

Diluted earnings per share         As reported            $ 0.15         $ 0.12
                                   Pro forma                0.14           0.11

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash
Flows. "Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than fiscal year 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt Statement 123(R) on January 1, 2006 and is still in the process of determining the impact on operating results.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

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

NOTE I - SALE OF ASSETS

At the end of 2003, the Company intended to vacate one of its manufacturing facilities and proceed with its efforts to sell the property during 2004. The asset had been written down in 2001 to its then estimated fair value. In the first quarter of 2004, the Company sold the manufacturing facility located in Pasadena, Texas for net proceeds of $1.5 million, realizing a gain on the sale of $924,000 included as other income in the Consolidated Income Statement. The Company relocated production equipment at this facility to other Lamson & Sessions facilities, incurring in the remainder of 2004 approximately $1.1 million in severance, training, moving and other costs as detailed below. At April 2, 2005 a $124,000 liability remained for severance payments to be completed in the second quarter of 2005. This plant sale affected 40 employees, all of whom left the Company by December 31, 2004.

(Dollars in thousands)

                                                   TRAINING, MOVING
                                      SEVERANCE     AND OTHER COSTS     TOTAL
                                      ---------    ----------------    -------
2004 charges                           $   587          $   550        $ 1,137
Payments in 2004                          (151)            (550)          (701)
                                       -------          -------        -------
Balance at January 1, 2005             $   436          $     -        $   436
Payments in first quarter 2005             312                -            312
                                       -------          -------        -------
Balance at April 2, 2005               $   124          $     -        $   124
                                       =======          =======        =======

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The components of net periodic benefit cost (income) are as follows:

(Dollars in thousands)

                                                      FIRST QUARTER ENDED
                                            ----------------------------------------
                                             PENSION BENEFITS       OTHER BENEFITS
                                            ------------------    ------------------
                                              2005       2004      2005        2004
                                            -------    -------    -------    -------
Service cost                                $   374    $   298    $     2    $     3
Interest cost                                 1,212      1,219        310        321
Expected return on assets                    (1,563)    (1,486)         -          -
Net amortization and deferral                   479        388       (100)        51
Defined contribution plans                      231        285          -          -
                                            -------    -------    -------    -------
                                            $   733    $   704    $   212    $   375
                                            =======    =======    =======    =======

The above information includes the effect of YSDI's other post-retirement benefit costs which were assumed in April 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the effects of the subsidy resulted in a $0.6 million reduction in 2004 of the accumulated post-retirement benefit obligation with an annual reduction in other benefit costs of approximately $0.1 million.

NOTE K - DEBT CLASSIFICATION

The Company's secured credit agreement matures in August 2005. As a result, the debt is reclassified as current since the end of the third quarter of 2004. The Company intends to refinance this obligation in the first half of 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements.

EXECUTIVE OVERVIEW

In the first quarter 2005, the Company had record net sales, which includes a 35.0% expansion of telecom product sales, as major telecom service providers continue to increase their investment in Fiber-to-the-Premise networks.

Rising material costs, especially the petroleum based PVC and HDPE resins, continued to challenge the Company. In response to this continued trend of cost increases, all business segments implemented price increases in the first quarter to help offset this effect. Transportation costs also continue to rise as higher fuel costs and driver and equipment shortages impact freight carriers.

The Company's Secured Credit Agreement is classified as current debt as of April 2, 2005 as its maturity date is August 2005. At the end of the first quarter of 2005 the Company was in compliance with all financial covenants. As announced on April 13, 2005, the Company concluded its review of various strategic alternatives and is proceeding with refinancing of its senior secured debt. It is anticipated that the Company will refinance this obligation by the end of the second quarter of 2005.

2005 COMPARED WITH 2004

RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, items from the Consolidated Income Statements as a percentage of net sales for the first quarter of 2005 and 2004 ended:

(Dollars in thousands)

                                                 FIRST QUARTER ENDED
                                       ---------------------------------------
                                             2005                   2004
                                       ----------------      -----------------
Net Sales                              $98,792    100.0%     $82,995     100.0%
Cost of products sold                   81,815     82.8%      69,677      84.0%
                                       -------               -------
Gross profit                            16,977     17.2%      13,318      16.0%

Total operating expenses                11,362     11.5%      10,122      12.2%
Other (income)                               -      0.0%        (924)     -1.2%
                                       -------               -------
Operating income                         5,615      5.7%       4,120       5.0%
Interest expense, net                    2,002      2.0%       1,955       2.4%
                                       -------               -------
Income from continuing operations
  before income taxes                    3,613      3.7%       2,165       2.6%
Income tax provision                     1,409      1.5%         866       1.0%
                                       -------               -------
Income from continuing operations      $ 2,204      2.2%     $ 1,299       1.6%
                                       =======               =======

Net sales for the first quarter of 2005 rose 19.0%, or $15.8 million, to $98.8 million from $83.0 million in the first quarter of 2004. All business segments continued their upward sales growth trends driven by solid telecom infrastructure demand for HDPE conduit and related products. Shipments of plant products used for outside construction (such as PVC Pipe) began the quarter slowly due to inclement weather conditions, but volume increased in March as anticipated.

Gross profit in the first quarter 2005 rose to $17.0 million, 17.2% of net sales, from $13.3 million, or 16.0% of net sales, in the first quarter of 2004, a 7.5% margin improvement over first quarter 2004. The higher net sales levels in both Carlon and Lamson Home Products resulted in a favorable product mix. The cost of PVC resin continued to rise during the first quarter 2005, approximately 30.0% higher than the first quarter in 2004 and 8.0% higher than the fourth quarter of 2004. These cost increases were offset by higher sales prices and productivity improvements in the plants and distribution centers.

Operating income for the first quarter 2005 was $5.6 million, or 5.7% of net sales, an increase of $1.5 million, or 36.3%, over the $4.1 million, or 5.0% of net sales, earned in the first quarter of 2004. Operating expenses at $11.4 million were $1.2 million higher in the first quarter 2005 than the first quarter 2004. The entire increase is in selling and marketing expense from higher variable selling expenses ($500,000) and incentive compensation expectations in 2005 ($300,000). In addition, the 2004 operating expenses were favorably impacted by a $300,000 recovery of a previous bankruptcy claim. The first quarter of 2004's operating income of $4.1 million was also favorably impacted by the sale of the Company's Pasadena, Texas facility. The net gain on this sale was $924,000.

Net interest expense in the first quarter 2005 stayed approximately the same as the first quarter of 2004. Average borrowing during the first quarter 2005 was $2.3 million lower than the first quarter 2004 while average interest rates were 6.00% first quarter 2005 compared with 5.78% for the first quarter 2004, as LIBOR rates have increased.

The income tax provision for the first quarter 2005 reflects an effective tax rate of 39.0% compared with 40.0% in the first quarter of 2004.

BUSINESS SEGMENTS

CARLON

Strong growth continued in Carlon, the Company's largest business segment, resulting in $47.2 million in net sales in the first quarter of 2005, $9.0 million, or 23.7%, higher than the $38.2 million in net sales recorded in the prior year first quarter. About $6.6 million of this increase came from 35.0% higher telecom product sales primarily to support the industry's rollout of Fiber-to-the-Premise projects. Telecom product sales are now approximately half of the business segment's total net sales. The remainder of the net sales represent traditional electric products and rose about 12.0% first quarter 2005 over the prior year first quarter primarily from the realization of price increases to offset the effect of PVC and other material cost increases.

Gross margin in the Carlon business segment for first quarter 2005 is about two basis points lower compared with the first quarter 2004. Telecom products, which have slightly lower gross margins, have become a higher proportion of this segment's net sales. The higher sales of HDPE telecom products has led to better utilization of the HDPE extrusion facilities, which was partially offset by transition and expansion costs ($300,000) to support increased demand for corrugated flexible conduit, which is becoming more accepted in Fiber-to-the-Premise projects.

Operating income for Carlon was $3.6 million in both 2005 and 2004 first quarters, which reflects 7.7% of net sales in 2005 and 9.5% of net sales in 2004. The major reasons for the lower operating margins in 2005 are lower gross margins due to the product mix described above, higher variable selling and marketing expenses ($400,000) and increased incentive compensation expectations ($200,000). In addition, Carlon's 2004 operating expenses were favorably impacted by the partial recovery ($300,000) of an accounts receivable that was written off in 2002 relating to the Adelphia bankruptcy.

LAMSON HOME PRODUCTS

Net sales in the Lamson Home Products business segment increased by $4.2 million, a 21.3% increase, to $24.0 million in the first quarter of 2005 compared with $19.8 million in the first quarter of 2004. Due to the significant cost increases in PVC and other raw materials, Lamson Home Products increased selling prices for most of its products during the first quarter of 2005, which represents approximately $1.0 million of the increase. The remainder of the net sales gains came from product line expansions ($1.3 million) at several major retail customers and general market expansion as its customers continue to grow.

This segment's gross profit was improved in the first quarter 2005 over the same quarter in 2004 despite PVC raw material compound costs being up around
20.0%. These results were supported by an increase in selling prices being realized, better product mix and the restrained growth in distribution costs.

Operating income was $3.5 million, 14.8% of net sales in the first quarter 2005, compared with $2.4 million, 12.1% of net sales in the first quarter of 2004. This improvement was driven by the higher gross profit levels as operating expenses were relatively flat.

PVC PIPE

The PVC Pipe business segment experienced net sales growth of $2.5 million, or 10.1%, to $27.6 million in the first quarter 2005 from $25.1 million in the first quarter 2004. Rigid pipe sales were seasonally slow in January and February, as much of the country was experiencing inclement weather. Shipments picked up in March, however, pipe pounds shipped in the first quarter 2005 were lower by 21.9% from the first quarter 2004 and also down by 8.9% from the fourth quarter of 2004. Given the rising PVC cost environment, the Company was able to stay firm on pricing with the strength of the overall underlying construction markets, resulting in 32.0% higher prices than the first quarter of 2004 and 6.7% increases from the fourth quarter 2004. Also supporting the quarterly increase is higher large diameter sewer pipe shipments of $0.3 million to support several sewer infrastructure projects.

Gross margins in the PVC Pipe business segment improved from the first quarter of 2004 as net sales price increases essentially offset the PVC resin cost increases of approximately 30.0% over the same timeframe. In addition, the business segment is realizing some savings from the sale and consolidation of the Pasadena, Texas facility in 2004 and productivity improvements from the capital investments made over the last several years, which is lowering conversion costs.

Operating income in this business segment was essentially breakeven for the first quarter of 2005 compared with a loss of $1.2 million in the first quarter 2004. Much of this improvement comes from the higher gross profit as operating expenses were the same in first quarter 2005 as they were in first quarter 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity and capital resources is cash generated from operating activities and availability under its Secured Credit Agreement.

Cash used by operating activities was $4.4 million in the first quarter 2005 compared with a use of $2.4 million in the first quarter of 2004. As is typical in all first quarters, accounts receivable grew from the end of the year on increasing sales volume going into the spring construction season. At the end of the first quarter 2005, accounts receivable totaled $53.0 million, 46.9 days sales outstanding, compared with $50.6 million, 45.8 days sales outstanding, at the end of the first quarter 2004.

Inventory investment also increased throughout the first quarter 2005 primarily to support forecasted demand in the second quarter 2005. At the end of the first quarter 2005, total inventories were $44.7 million, 6.6 turns, up by $8.3 million, compared with $36.4 million, 6.8 turns, at the end of the first quarter of 2004.

The pounds of PVC resin at April 2, 2005 (the end of first quarter 2005) were approximately 14.0% higher than at April 3, 2004 (the end of first quarter 2004) due to the lower sales volumes in the respective quarters. In addition, the average costs of PVC resin in inventory have increased by about 26.0% from the end of the first quarter 2004. In addition, the Company is investing in more inventory this year, especially HDPE resins and chimes to support the increase in demand for telecom products and the rollout of additional chimes' business to several retail customers.

Much of the inventory increases in both 2005 and 2004 were offset by higher accounts payable balances. Accrued expenses declined by $5.5 million in the first quarter 2005 primarily from the payment of incentive compensation, $4.0 million, and the final cash payment of $1.0 million related to a 2004 litigation settlement.

The Company's cash used in investing activities totaled $2.2 million in the first quarter 2005 compared with cash provided by investing activities in the first quarter 2004. Capital expenditures in the current year of $2.1 million were mainly to increase productivity in the PVC extrusion facilities, replace and upgrade molds and to provide tooling for new products. In 2004, the Company received $1.5 million proceeds from the sale of its Pasadena, Texas plant.

The Company's cash provided by financing activities was $6.7 million and $0.9 million in the first quarter 2005 and 2004, respectively. In the first quarter 2005, the Company borrowed $5.8 million on its Secured Credit Agreement to support the use of funds for operating and investing activities described above. The Company met all its debt covenants at the end of the first quarter 2005 and continues to have adequate credit capacity to fund the needs of the business. The Company's Secured Credit Agreement matures in 2005 and, thus is classified as current liability. The Company is in the process of refinancing this debt and expects to complete its refinancing efforts by the end of the second quarter of 2005. Lastly, in the first quarter 2005 the Company received $1.1 million as 168,750 shares were issued from the exercise of stock options.

CRITICAL ACCOUNTING ESTIMATES

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 1, 2005.

OUTLOOK FOR 2005

To date in 2005, we have experienced continued expansion of telecom spending to support Fiber-to-the-Premise projects by the telecommunication service providers. This is supported primarily by the Verizon rollout; however, other customers (including SBC) have also announced major anticipated investments which are expected to commence this year. Carlon continues to be the largest supplier of HDPE conduit in North America for this market segment and is developing other related product applications to further support the build out of this last mile access network.

Residential construction has remained relatively strong throughout the first quarter of 2005 with the expectation that rates will moderate this year to around the 1.8 million unit level. Existing home sales is a key driver for the Lamson Home Products business segment and is anticipated to remain at healthy levels in 2005 as unemployment declines and interest rates stay reasonably low.

With the improving economy, there are some signs that commercial and industrial construction activity is picking up in early 2005 after hitting its low point in 2004. We anticipate slow growth in this market segment throughout 2005.

High oil and gas prices in the first quarter 2005 have kept PVC and HDPE resin prices on the rise despite resin producer operating rates of approximately 90 percent in the first part of 2005. Heading into the spring construction season, it is expected that resin producer operating rates will rise to the mid 90 percent range, which will support the forecast of continued resin cost increases throughout the second and third quarters. The strength of our end markets will determine how much of these costs are recovered in price increases.

With the closure of the Pasadena, Texas plant in 2004, the Company anticipates realizing about $1.2 million to $1.5 million in cost improvements in 2005. These savings were somewhat mitigated by transitional and expansion costs in the first quarter as we ramp up to meet higher customer demand.

Cash flow from operating activities will continue to improve in 2005 from expected higher operating results and the leveling off of working capital requirements. Capital spending in 2005 is expected to be $7.0 million to $9.0 million, focused primarily on equipment additions and upgrades, incremental tooling to support telecom growth and new products.

The Company's Secured Credit Agreement is scheduled to expire in August 2005. It is management's intent to replace the facility by the end of second quarter 2005. The Company does not anticipate any issues in obtaining this refinancing.

In summary, based on the encouraging activity in our key markets experienced in the first quarter 2005, we expect further growth for the rest of the year, since the remaining quarters are typically stronger seasonally than the first quarter. As a result, the Company is anticipating net sales for the second quarter of between $112 million and $115 million, 9-12 percent over the second quarter 2004, which is expected to result in net income of $4.1-$4.4 million, or 28-30 cents per diluted share, for the second quarter. This earnings range represents a 47-58 percent increase over the 19 cents per diluted share reported for the second quarter of 2004. For the full year 2005, we expect net sales to increase 10-12 percent to a range of between $425 million and $435 million, reflecting the strengthening conditions in the telecom, commercial and industrial construction markets. If this net sales level is achieved, along with higher expected margins and operating capacity utilization, the Company projects net income of $11.5-$13.0 million, or $0.80 to $0.90 per diluted share in 2005, up from its previous estimate of 79-80 cents. The new estimated earnings represent an increase of 75-100 percent over the $6.5 million, or 46 cents per diluted share, reported for 2004.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing,
(ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends, (iv) the continued availability and reasonable terms of bank financing and the outcome and effects of the Company's refinancing efforts and (v) any adverse change in the recovery trend of the country's general economic condition affecting the markets for the Company's products. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 1, 2005.

ITEM 4 - CONTROLS AND PROCEDURES

As of April 2, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. During the Company's first quarter 2005, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II ITEM 1 - LEGAL PROCEEDINGS

On September 17, 2004, the Company announced the settlement of litigation regarding the Company's alleged infringement of a patent held by Intermatic Incorporated of Spring Grove, Illinois. The settlement was arrived at through a mediation process. The net effect of that settlement ($1.7 million) has been reflected in the 2004 operating results. A final cash payment of $1.0 million was made in the first quarter 2005.

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

            31.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of James J. Abel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE LAMSON & SESSIONS CO.
                                        (Registrant)

April 29, 2005                       By: /s/ James J. Abel
                                         ------------------------------
                                         James J. Abel
                                         Executive Vice President, Secretary,
                                         Treasurer and Chief Financial Officer