Form 10-Q
period 2005-07-02
LAMSON & SESSIONS CO
filed 2005-07-27
CIK 57497

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 2, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------    ---------------

                          Commission File Number 1-313

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 2, 2005 the Registrant had outstanding 14,204,324 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                 SECOND QUARTER ENDED                         FIRST HALF ENDED
                                      -----------------------------------------   ----------------------------------------
                                             2005                  2004                  2005                  2004
                                      ------------------    -------------------   ------------------    ------------------
NET SALES                             $  124,010   100.0%   $   102,148   100.0%  $  222,802   100.0%   $  185,143   100.0%

Cost of products sold                    100,995    81.4%        83,870    82.1%     182,810    82.1%      153,547    82.9%
                                      ----------            -----------           ----------            ----------

GROSS PROFIT                              23,015    18.6%        18,278    17.9%      39,992    17.9%       31,596    17.1%

Selling and marketing expenses             7,528     6.1%         7,141     7.0%      14,602     6.5%       12,942     7.0%

General and administrative expenses        4,326     3.5%         3,769     3.7%       8,138     3.7%        7,563     4.1%

Research and development expenses            462     0.4%           549     0.5%         938     0.4%        1,076     0.6%
                                      ----------            -----------           ----------            ----------

Total operating expenses                  12,316    10.0%        11,459    11.2%      23,678    10.6%       21,581    11.7%

Other expense (income), net                    -     0.0%           298     0.3%           -     0.0%         (626)   -0.3%
                                      ----------            -----------           ----------            ----------

OPERATING INCOME                          10,699     8.6%         6,521     6.4%      16,314     7.3%       10,641     5.7%

Interest expense, net                      2,211     1.8%         1,950     1.9%       4,213     1.9%        3,905     2.1%
                                      ----------            -----------           ----------            ----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                      8,488     6.8%         4,571     4.5%      12,101     5.4%        6,736     3.6%

Income tax provision                       3,261     2.6%         1,826     1.8%       4,670     2.1%        2,692     1.4%
                                      ----------            -----------           ----------            ----------

INCOME FROM CONTINUING OPERATIONS          5,227     4.2%         2,745     2.7%       7,431     3.3%        4,044     2.2%

Income from discontinued
  operations, net of
  income tax of $256                           -     0.0%             -     0.0%           -     0.0%          401     0.2%
                                      ----------            -----------           ----------            ----------

NET INCOME                            $    5,227     4.2%   $     2,745     2.7%  $    7,431     3.3%   $    4,445     2.4%
                                      ==========            ===========           ==========            ==========

BASIC EARNINGS PER COMMON SHARE:
Earnings from continuing operations   $     0.37            $      0.20           $     0.53            $     0.29

Earnings from discontinued
  operations, net of tax                       -                      -                    -                  0.03
                                      ----------            -----------           ----------            ----------

NET EARNINGS                          $     0.37            $      0.20           $     0.53            $     0.32
                                      ==========            ===========           ==========            ==========

DILUTED EARNINGS PER COMMON SHARE:
Earnings from continuing operations   $     0.35            $      0.19           $     0.51            $     0.29

Earnings from discontinued
  operations, net of tax                       -                      -                    -                  0.03
                                      ----------            -----------           ----------            ----------

NET EARNINGS                          $     0.35            $      0.19           $     0.51            $     0.32
                                      ==========            ===========           ==========            ==========

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                      SECOND QUARTER                  SECOND QUARTER
                                                          ENDED         YEAR ENDED         ENDED
                                                      ----------------------------------------------
                                                           2005            2004            2004
                                                      --------------    ----------    --------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $        1,422    $      683    $        1,032
  Accounts receivable, net of allowances of
  $1,883, $1,522 and $1,772, respectively                     64,388        48,391            57,232
  Inventories, net
    Raw materials                                              4,170         3,504             3,753
    Work-in-process                                            5,635         5,160             4,616
    Finished goods                                            33,401        28,196            32,384
                                                      --------------    ----------    --------------
                                                              43,206        36,860            40,753

  Deferred tax assets                                          8,171         9,683             8,961
  Prepaid expenses and other                                   5,034         5,128             5,576
                                                      --------------    ----------    --------------
       TOTAL CURRENT ASSETS                                  122,221       100,745           113,554

PROPERTY, PLANT AND EQUIPMENT
  Land                                                         3,320         3,320             3,320
  Buildings                                                   25,182        25,130            24,884
  Machinery and equipment                                    123,282       119,622           117,271
                                                      --------------    ----------    --------------
                                                             151,784       148,072           145,475
  Less allowances for depreciation and amortization          104,233       100,111            98,089
                                                      --------------    ----------    --------------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                       47,551        47,961            47,386

GOODWILL                                                      21,480        21,480            21,519

PENSION ASSETS                                                30,873        30,513            30,264

DEFERRED TAX ASSETS                                           11,901        12,255            13,848

OTHER ASSETS                                                   5,152         5,548             6,109
                                                      --------------    ----------    --------------
       TOTAL ASSETS                                   $      239,178    $  218,502    $      232,680
                                                      ==============    ==========    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $       28,766    $   24,213    $       35,528
  Accrued compensation and benefits                           11,332        12,595            13,147
  Customer volume & promotional accrued expenses               4,704         6,648             6,254
  Other accrued expenses                                       7,929         8,509             9,729
  Taxes                                                        4,930         3,272             3,772
  Secured credit agreement - current                           5,000        75,000             8,705
  Current maturities of long-term debt                           875           875               760
                                                      --------------    ----------    --------------
       TOTAL CURRENT LIABILITIES                              63,536       131,112            77,895

LONG-TERM DEBT                                                90,562        11,876            84,066

POST-RETIREMENT BENEFITS AND OTHER
  LONG-TERM LIABILITIES                                       29,762        30,138            27,507

SHAREHOLDERS' EQUITY
  Common shares                                                1,420         1,389             1,378
  Other capital                                               78,514        76,130            75,400
  Retained earnings (deficit)                                (19,849)      (27,280)          (29,384)
  Accumulated other comprehensive income (loss)               (4,767)       (4,863)           (4,182)
                                                      --------------    ----------    --------------
TOTAL SHAREHOLDERS' EQUITY                                    55,318        45,376            43,212
                                                      --------------    ----------    --------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $      239,178    $  218,502    $      232,680
                                                      ==============    ==========    ==============

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                    FIRST HALF ENDED
                                                                                ------------------------
                                                                                   2005          2004
                                                                                ----------    ----------
OPERATING ACTIVITIES
   Net income                                                                   $    7,431    $    4,445
   Adjustments to reconcile net income to cash (used) provided by operating activities:
      Depreciation                                                                   4,485         4,638
      Amortization                                                                     806           800
      Gain on sale of property, plant and equipment                                      -          (933)
      Deferred income taxes                                                          2,298         2,548
      Net change in working capital accounts:
        Accounts receivable                                                        (15,997)      (19,036)
        Inventories                                                                 (6,346)      (10,610)
        Prepaid expenses and other                                                      94          (599)
        Accounts payable                                                             4,553        18,600
        Accrued expenses and other current liabilities                              (1,697)        3,303
      Pension plan contributions                                                      (697)         (809)
      Other long-term items                                                           (501)         (593)
                                                                                ----------    ----------
CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                        (5,571)        1,754

INVESTING ACTIVITIES
   Net additions to property, plant and equipment                                   (4,075)       (1,293)
   Proceeds from sale of property, plant and equipment                                   -         1,595
   Acquisitions and related items                                                     (124)         (125)
                                                                                ----------    ----------

CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                        (4,199)          177

FINANCING ACTIVITIES
   Net borrowings (payments) under secured credit agreement                          8,900        (1,009)
   Payments on other long-term borrowings                                             (214)         (210)
   Purchase and retirement of treasury stock                                             -          (205)
   Exercise of stock options (310,650 and 12,375 shares issued, respectively)        1,823            57
                                                                                ----------    ----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                        10,509        (1,367)
                                                                                ----------    ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  739           564
Cash and cash equivalents at beginning of year                                         683           468
                                                                                ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    1,422    $    1,032
                                                                                ==========    ==========

See notes to Consolidated Financial Statements (Unaudited).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and changes in accounting estimates) considered necessary for a fair presentation have been included. Certain 2004 amounts have been reclassified to conform with 2005 classifications. In particular, the Company has reclassified certain co-operative advertising allowances and service commissions in the Lamson Home Products business segment, reducing net sales and selling and marketing expenses by $1.3 million and $2.6 million in the second quarter and first half of 2004, respectively.

NOTE B - INCOME TAXES

The year-to-date 2005 income tax provision was calculated based on management's estimate of the annual effective tax rate of 38.6% for the year. The provision for 2004 is primarily non-cash charges. The Company anticipates having to pay
(cash) approximately 40.0% of the 2005 income tax provision due to alternative minimum tax requirements.

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                       SECOND QUARTER ENDED        FIRST HALF ENDED
                                      -----------------------   -----------------------
                                         2005         2004         2005         2004
                                      ----------   ----------   ----------   ----------
NET SALES
Carlon                                $   59,004   $   49,467   $  106,207   $   87,630
Lamson Home Products                      26,375       20,673       50,346       40,427
PVC Pipe                                  38,631       32,008       66,249       57,086
                                      ----------   ----------   ----------   ----------

                                      $  124,010   $  102,148   $  222,802   $  185,143
                                      ==========   ==========   ==========   ==========

OPERATING INCOME (LOSS)
Carlon                                $    7,829   $    4,608   $   11,453   $    8,247
Lamson Home Products                       4,570        2,468        8,113        4,852
PVC Pipe                                     349        1,019          362         (168)
Corporate Office                          (2,049)      (1,276)      (3,614)      (2,916)
Other (Expense) Income (see Note I)            -         (298)           -          626
                                      ----------   ----------   ----------   ----------

                                      $   10,699   $    6,521   $   16,314   $   10,641
                                      ==========   ==========   ==========   ==========

DEPRECIATION AND AMORTIZATION
Carlon                                $    1,229   $    1,368   $    2,498   $    2,765
Lamson Home Products                         454          465          916          935
PVC Pipe                                     935          877        1,877        1,738
                                      ----------   ----------   ----------   ----------

                                      $    2,618   $    2,710   $    5,291   $    5,438
                                      ==========   ==========   ==========   ==========

Total assets by business segment at July 2, 2005, January 1, 2005 and July 3, 2004 are as follows:

(Dollars in thousands)

                                                JULY 2,    JANUARY 1,     JULY 3,
                                                 2005         2005         2004
                                              ----------   ----------   ----------
IDENTIFIABLE ASSETS
Carlon                                        $   86,499   $   77,473   $   84,703
Lamson Home Products                              36,405       34,190       33,806
PVC Pipe                                          54,535       44,650       50,595
Corporate Office (includes deferred tax and
  pension assets)                                 61,739       62,189       63,576
                                              ----------   ----------   ----------

                                              $  239,178   $  218,502   $  232,680
                                              ==========   ==========   ==========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income for the second quarter and the first half of 2005 and 2004 are as follows:

(Dollars in thousands)

                                              SECOND QUARTER ENDED           FIRST HALF ENDED
                                           --------------------------   --------------------------
                                             JULY 2,        JULY 3,       JULY 2,        JULY 3,
                                              2005           2004          2005           2004
                                           -----------    -----------   -----------    -----------
Net income                                 $     5,227    $     2,745   $     7,431    $     4,445
Foreign currency translation adjustments           (41)             3           (52)           (22)
Interest rate swaps, net of tax                     59            292           148            409
                                           -----------    -----------   -----------    -----------

Comprehensive income                       $     5,245    $     3,040   $     7,527    $     4,832
                                           ===========    ===========   ===========    ===========

The components of accumulated other comprehensive income (loss), at July 2, 2005, January 1, 2005 and July 3, 2004 are as follows:

(Dollars in thousands)

                                                  JULY 2,       JANUARY 1,      JULY 3,
                                                   2005           2005           2004
                                                -----------    -----------    -----------
Foreign currency translation adjustments        $      (423)   $      (371)   $      (463)
Minimum pension liability adjustments,
  net of tax                                         (4,323)        (4,323)        (3,289)
Interest rate swaps, net of tax                         (21)          (169)          (430)
                                                -----------    -----------    -----------

Accumulated other comprehensive income (loss)   $    (4,767)   $    (4,863)   $    (4,182)
                                                ===========    ===========    ===========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)

                                          SECOND QUARTER ENDED        FIRST HALF ENDED
                                         -----------------------   -----------------------
                                            2005         2004         2005         2004
                                         ----------   ----------   ----------   ----------
BASIC EARNINGS-PER-SHARE COMPUTATION
Net Income                               $    5,227   $    2,745   $    7,431   $    4,445
                                         ==========   ==========   ==========   ==========

Average Common Shares Outstanding            14,146       13,784       14,073       13,786
                                         ==========   ==========   ==========   ==========

Basic Earnings Per Share                 $     0.37   $     0.20   $     0.53   $     0.32
                                         ==========   ==========   ==========   ==========

DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income                               $    5,227   $    2,745   $    7,431   $    4,445
                                         ==========   ==========   ==========   ==========

Basic Shares Outstanding                     14,146       13,784       14,073       13,786

Stock Options Calculated Under
  the Treasury Stock Method                     601          315          574          242
                                         ----------   ----------   ----------   ----------

Total Shares                                 14,747       14,099       14,647       14,028
                                         ==========   ==========   ==========   ==========

Diluted Earnings Per Share               $     0.35   $     0.19   $     0.51   $     0.32
                                         ==========   ==========   ==========   ==========

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

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, $16.8 million of which is outstanding at July 2, 2005. The agreements expire in August 2005. The swap agreements effectively fix the interest rate on its variable rate debt at 5.41% and 5.48% plus the Company's risk premium of 0.875% to 2.0%, respectively. These transactions are considered cash flow hedges and, therefore, the fair market value at the end of the second quarter of 2005 of $21,000 (net of $14,000 in tax) loss has been recognized in other comprehensive income (loss). There is no ineffectiveness on the cash flow hedges, therefore, all changes in the fair value of these derivatives are recorded in equity and not included in the current period's income statement. The entire $35,000 of pretax loss on the fair value of the hedges is classified in current accrued liabilities.

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

(Dollars in thousands, except per share data)

                                                     SECOND QUARTER ENDED          FIRST HALF ENDED
                                                   ------------------------    ------------------------
                                                      2005          2004          2005          2004
                                                   ----------    ----------    ----------    ----------
Net income                          As reported    $    5,227    $    2,745    $    7,431    $    4,445
Total stock-based employee
  compensation, net of tax                               (145)         (119)         (261)         (239)
                                                   ----------    ----------    ----------    ----------

Net income                          Pro forma      $    5,082    $    2,626    $    7,170    $    4,206
                                                   ==========    ==========    ==========    ==========

Basic earnings per share            As reported    $     0.37    $     0.20    $     0.53    $     0.32
                                    Pro forma            0.36          0.19          0.51          0.31

Diluted earnings per share          As reported    $     0.35    $     0.19    $     0.51    $     0.32
                                    Pro forma            0.34          0.19          0.49          0.30

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of fiscal year 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt Statement 123(R) on January 1, 2006 and is still in the process of determining the impact on operating results.

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

NOTE I - SALE OF ASSETS

At the end of 2003, the Company intended to vacate one of its manufacturing facilities and proceed with its efforts to sell the property during 2004. The asset had been written down in 2001 to its then estimated fair value. In the first quarter of 2004, the Company sold the manufacturing facility located in Pasadena, Texas for net proceeds of $1.5 million, realizing a gain on the sale of $924,000 included as other income in the Consolidated Income Statement. The Company relocated production equipment at this facility to other Lamson & Sessions facilities in 2004 and incurred approximately $1.1 million in severance, training, moving and other costs as detailed below. As of July 2, 2005 all severance payments have been made. This plant sale affected 40 employees, all of whom left the Company by December 31, 2004.

(Dollars in thousands)

                                               TRAINING, MOVING
                                  SEVERANCE     AND OTHER COSTS       TOTAL
                                  ---------    -----------------    ---------
2004 charges                      $     587    $             550    $   1,137
Payments in 2004                       (151)                (550)        (701)
                                  ---------    -----------------    ---------

Balance at January 1, 2005        $     436    $               -    $     436
Payments in first quarter 2005         (312)                   -         (312)
                                  ---------    -----------------    ---------

Balance at April 2, 2005          $     124    $               -    $     124
Payments in second quarter 2005        (124)                   -         (124)
                                  ---------    -----------------    ---------

Balance at July 2, 2005           $       -    $               -    $       -
                                  =========    =================    =========

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The components of net periodic benefit cost (income) are as follows:

(Dollars in thousands)

                                            SECOND QUARTER ENDED                              FIRST HALF ENDED
                                --------------------------------------------    --------------------------------------------
                                  PENSION BENEFITS         OTHER BENEFITS         PENSION BENEFITS         OTHER BENEFITS
                                --------------------    --------------------    --------------------    --------------------
                                  2005        2004        2005        2004        2005        2004        2005        2004
                                --------    --------    --------    --------    --------    --------    --------    --------
Service cost                    $    374    $    298    $     (1)   $      1    $    748    $    596    $      1    $      4
Interest cost                      1,212       1,219          37         130       2,424       2,438         347         451
Expected return on assets         (1,563)     (1,486)          -           -      (3,126)     (2,972)          -           -
Net amortization and deferral        478         388        (132)       (165)        957         776        (232)       (114)
Defined contribution plans           268         280           -           -         499         565           -           -
                                --------    --------    --------    --------    --------    --------    --------    --------

                                $    769    $    699    $    (96)   $    (34)   $  1,502    $  1,403    $    116    $    341
                                ========    ========    ========    ========    ========    ========    ========    ========

The above information includes the effect of YSDI's other post-retirement benefit costs which were assumed in April 2004 (see Note G).

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

NOTE K - REFINANCING

On June 29, 2005 the Company entered into a Second Amended and Restated Credit Agreement ("Credit Facility") with a consortium of banks led by Harris N.A. The Credit Facility is for a total of $125.0 million, $40.0 million in term debt (payable $1,250,000 quarterly) and an $85.0 million revolver and replaces the $110.0 million secured revolving credit facility which was due in August 2005. The Credit Facility is a five-year secured agreement with LIBOR-based pricing plus a spread ranging from 0.875% to 2.0%, depending on the Company's performance. It contains various restrictive covenants pertaining to maintenance of net worth, certain financial ratios and limitations on the payment of dividends or distributions. The agreement requires the prepayment of 50.0% of excess cash flow at each year-end if the Company has not achieved a leverage ratio of less than 2.0 to 1.0. The Company currently does not anticipate having to prepay term debt. The Company, at its own discretion, may increase the revolver by up to $25.0 million. Total availability at July 2, 2005, under the Credit Facility, approximates $30.0 million.

NOTE L - SHAREHOLDER RIGHTS AGREEMENT

The Company's Board of Directors approved an amendment to the Company's shareholder rights agreement effective as of May 5, 2005. The amendment provides that any person may own up to 20% (an increase from the previous limit of 15%) of the Company's outstanding common stock before any "Triggering Event" (as defined in the Company's rights agreement) will be deemed to have occurred.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements.

EXECUTIVE OVERVIEW

In the second quarter 2005, the Company repeated its record net sales from the first quarter 2005 as it saw telecom product demand grow by another 20.0% in the current quarter as major telecom service providers continue to invest in their infrastructure to support Fiber-to-the-Premise projects.

PVC and HDPE resin costs have stabilized in the second quarter 2005 at historically high levels. These resin costs have, for the most part, been reflected in higher average selling prices in the first half of 2005. High oil and natural gas demand worldwide have helped to justify the higher resin costs and have driven freight, mainly fuel, costs up over 15.0% from the prior year.

The Company is focused on continual improvement of its supply chain to produce and distribute the increased sales volume, sustaining its record of meeting customer service requirements including 98.0% order fill rates and continuing high inventory turn rates. Several initiatives are underway to address these challenges including improving our ability to work with customers to anticipate more accurately their demand for our products, evaluating additional low cost, reliable suppliers to supplement our manufacturing capabilities and performing logistics studies to determine how best to expand and improve our distribution capabilities.

With the rise in demand and, therefore, net sales levels in the first half of 2005, the Company has been able to leverage its fixed investments especially in its SAP enterprise information system. Due to its continued investment in state of the art technology, the Company continues to improve its productivity measure of net sales per associate.

Finally, this quarter the Company was able to renew its Secured Credit Agreement for an additional five years. As part of the Amended and Restated Agreement availability of credit for potential growth opportunities has been expanded while the effective interest rates have been lowered by over 100 basis points (see Note K).

2005 COMPARED WITH 2004

RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, items from the Consolidated Income Statements as a percentage of net sales for the second quarter and first half of 2005 and 2004 ended:

(Dollars in thousands)

                                                  SECOND QUARTER ENDED                               FIRST HALF ENDED
                                       ------------------------------------------       ------------------------------------------
                                              2005                    2004                     2005                    2004
                                       ------------------      ------------------       ------------------      ------------------
Net Sales                              $ 124,010    100.0%     $ 102,148    100.0%      $ 222,802    100.0%     $ 185,143    100.0%
Cost of products sold                    100,995     81.4%        83,870     82.1%        182,810     82.1%       153,547     82.9%
                                       ---------               ---------                ---------               ---------

  Gross profit                            23,015     18.6%        18,278     17.9%         39,992     17.9%        31,596     17.1%

Total operating expenses                  12,316     10.0%        11,459     11.2%         23,678     10.6%        21,581     11.7%
Other expense (income)                         -      0.0%           298      0.3%              -      0.0%          (626)    -0.3%
                                       ---------               ---------                ---------               ---------

  Operating income                        10,699      8.6%         6,521      6.4%         16,314      7.3%        10,641      5.7%
Interest expense, net                      2,211      1.8%         1,950      1.9%          4,213      1.9%         3,905      2.1%
                                       ---------               ---------                ---------               ---------

  Income from continuing operations
      before income taxes                  8,488      6.8%         4,571      4.5%         12,101      5.4%         6,736      3.6%
Income tax provision                       3,261      2.6%         1,826      1.8%          4,670      2.1%         2,692      1.4%
                                       ---------               ---------                ---------               ---------

  Income from continuing operations    $   5,227      4.2%     $   2,745      2.7%      $   7,431      3.3%     $   4,044      2.2%
                                       =========               =========                =========               =========

Net sales for the second quarter of 2005 climbed 21.4%, or $21.9 million, to $124.0 million compared with $102.1 million in the second quarter of 2004. The Company experienced strong demand in all business segments led again by the telecom infrastructure, residential construction and the home improvement markets. Shipments of PVC Pipe also grew from the slow first quarter of 2005 as commercial and industrial construction activity began to modestly expand. Year-to-date 2005, net sales reached $222.8 million, an increase of $37.7 million, or 20.3% over the $185.1 million in net sales recorded in the first half of 2004. Each business segment participated in this expansion with growth rates of at least 16.0%.

Gross profit in the second quarter of 2005 was $23.0 million, or 18.6% of net sales, compared with $18.3 million, or 17.9% of net sales, in the second quarter of 2004. Price increases were realized in the current quarter which helped to offset some of the raw material cost increases that have occurred since the beginning of 2004. Profit margins are also benefiting from the leverage of our distribution operations, the cost of which increased by approximately inflation despite the higher sales growth. Freight costs are being unfavorably impacted (15.0% increase) by higher fuel costs and equipment shortages. Finally, lower medical costs have favorably impacted gross profit by approximately $500,000 due to improved experience and cost control plans. For the first half of 2005, gross profit was $40.0 million, 17.9% of net sales, an $8.4 million, or 26.6%, increase over the $31.6 million, or 17.1% of net sales, earned during the first half of 2004. These results benefited from the same elements as the current quarter described above.

Operating income for the second quarter of 2005 was $10.7 million, or 8.6% of net sales, an increase of $4.2 million or 64.1%, over the $6.5 million, or 6.4% of net sales, earned in the second quarter of 2004. Operating expenses were $12.3 million in the current quarter, only $0.8 million higher than the $11.5 million incurred in the prior year second quarter. The majority of these higher expenses are from variable selling expenses ($500,000). In addition, higher incentive compensation costs ($500,000) were partially offset by lower medical costs for active employees ($400,000). The first half of 2005 operating expenses at $23.7 million, or 10.6% of net sales, were $2.1 million higher than the first half of 2004 operating expenses of $21.6 million, or 11.7% of net sales. Consistent with the second quarter, variable selling expenses and incentive compensation were $1.0 million and $1.2 million higher in year-to-date 2005 compared with the same period in 2004, while medical costs for active employees are approximately $500,000 less than year-to-date compared with the prior year-to-date. In addition, the 2004 operating expenses were favorably impacted by a $300,000 recovery of a previous bankruptcy claim. Operating income for the first half of 2005 was $16.3 million, or 7.3% of net sales, compared with $10.6 million, or 5.7% of net sales, for the first half of 2004. Included in the 2004 results is the impact of the sale of the Company's Pasadena, Texas facility during the first quarter of 2004. In the prior year second quarter, $0.3 million of expenses were incurred primarily for severance costs which reduced the net gain on the sale, net of closure costs, to $0.6 million in the first half of 2004.

Interest expense for the second quarter and first half of 2005 was $261,000 and $308,000 higher than the respective periods in 2004. Over two-thirds of this increase is caused by higher amortization of deferred fees while average borrowings are lower by about $1.2 million for the first half of 2005 compared with the first half of 2004. Average interest rates paid were higher in 2005 at 6.10% compared with 5.62% in 2004.

The year-to-date income tax provisions are based on an annual effective tax rate of 38.6% in 2005 compared with 40.0% in 2004.

BUSINESS SEGMENTS

CARLON

Carlon, the Company's largest business segment, had net sales of $59.0 million in the second quarter 2005 and $106.2 million in the first half of 2005, reflecting growth rates of 19.3%, ($9.5 million) and 21.2%, ($18.6 million) over the $49.5 million and $87.6 million recorded in the second quarter and first half of 2004, respectively. Approximately two-thirds of this growth ($5.7 million in the second quarter of 2005 and $12.3 million in the first half of
2005) for each period has come from expanded demand for telecom products, primarily HDPE conduit, to support the industry's rollout of Fiber-to-the-Premise projects. Net sales for these products grew by over 20.0% in the second quarter 2005 and over 25.0% in the first half of 2005. Electrical product sales also had modest growth in the second quarter 2005, while the price increases implemented throughout the first quarter improved the second quarter of 2005 net sales by about $1.9 million and 2005 first half net sales by approximately $4.2 million.

Gross profit for Carlon is about $4.0 million better in the second quarter 2005 compared with the prior year second quarter due to the higher sales volume which increased manufacturing utilization and leveraged the fixed cost nature of the distribution operations. In addition, margins were favorably improved by the realization of selling price increases that helped to offset material cost increases that have been incurred over the last year and a half. Gross profit for the first half of 2005 is $5.2 million higher than the first half of 2004, mostly from the contribution coming from the higher net sales levels in the current year. After incurring transitional expenses related to the transfer of production from Pasadena, Texas and expansion costs to support increased demand for corrugated flexible conduit ($300,000) in the first quarter of 2005, the business segment has begun to realize savings from the Pasadena, Texas closure and consolidation of operations of approximately $400,000, primarily in the current quarter.

Operating income for this business segment rose 69.9%, or $3.2 million, in the second quarter 2005 to $7.8 million, or 13.3% of net sales, compared with $4.6 million, or 9.3% of net sales, in the second quarter of 2004. The largest reason for this higher operating income comes from the improved gross profit described above. Carlon operating expenses were increased only by about $400,000 for higher variable selling and marketing expenses and incentive compensation expenses, offset partially by lower medical expenses. Carlon realized $11.5 million, or 10.8% of net sales, in operating income in the first half 2005 compared with $8.2 million, or 9.4% of net sales, in the first half of 2004. Year-to-date operating expenses are up $1.6 million in 2005 compared with the first two quarters of 2004. In addition to increased variable selling and marketing and incentive compensation expenses and lower medical costs described above, which impact the 2005 expense levels, Carlon's 2004 operating expenses were favorably impacted by the partial recovery ($300,000) of an account receivable that was previously written-off.

LAMSON HOME PRODUCTS

Net sales in the Lamson Home Products business segment grew at a rate of 27.6%, or $5.7 million, to $26.4 million in the second quarter 2005 compared with $20.7 million in the second quarter of 2004. The primary growth in this segment comes from across the board volume expansion with the business segment customers as the residential construction and home improvement markets remain strong. In addition, approximately $1.0 million of this net sales increase was the result of price increases implemented in the first quarter 2005 in response to the significant cost increases for PVC resin and other raw materials. Net sales for the first half of 2005 reached $50.3 million, an increase of $9.9 million, or 24.5%, over net sales of $40.4 million in the first half of 2004. Price increases accounted for $2.0 million of this higher net sales level, gains from product line expansions at several customers were impacted by $1.3 million and the remainder was due to continued market expansions from customer demand growth.

Gross margin for Lamson Home Products in the second quarter and first half of 2005 are about 2.0 percentage points better than the second quarter and first half of 2004. Current year price increases have stabilized the negative impact of rising resin costs, while higher volume has increased the injection molding plant utilization this quarter and distribution operations are being successfully leveraged.

Operating income was $4.6 million, or 17.3% of net sales in the second quarter of 2005, an improvement of 85.2%, or $2.1 million over the $2.5 million, or 11.9% of net sales, earned in the second quarter 2004. These results brought operating income up to $8.1 million, or 16.1% of net sales, for the first half of 2005 compared with $4.9 million, 12.0% of net sales in the first half of 2004. Operating expenses in both the second quarter of 2005 and year-to-date 2005 approximated the same levels of the prior year periods as higher incentive compensation was offset by medical and other cost containment.

PVC PIPE

Net sales for the PVC Pipe segment in the second quarter 2005 rebounded from a weather-impacted, slow first quarter to increase by $6.6 million, or 20.7%, to $38.6 million from the $32.0 million net sales level in the second quarter of 2004. PVC Pipe pounds shipped were approximately the same as the prior year second quarter while pricing was higher by about 16.0% in the second quarter 2005 compared with the second quarter 2004 reflecting solid end market demand and the higher PVC cost levels in the current year. This segment also continues to see strong demand for large diameter PVC sewer pipe with several sewer infrastructure projects increasing this quarter's net sales by $1.6 million. Year-to-date 2005 net sales were $66.2 million, an increase of $9.1 million, or 16.1%, over the $57.1 million in net sales in the first half of 2004. The volume of PVC Pipe pounds shipped are down 6.5% in 2005 compared with the first half of 2004, as January and February sales were negatively impacted by widespread inclement weather. The Company was able to recoup much of the PVC resin cost increases of around 24.0% as average selling prices are up 22.1% during the first half of 2005 compared with the first half of 2004. Finally, sales of large diameter PVC sewer pipe are $1.9 million higher in year-to-date 2005 compared with 2004 for the same period.

Gross margin for the second quarter 2005 is down by a few points from the second quarter of 2004 despite selling prices offsetting the 16.0% increase in resin costs compared with the second quarter 2004. The business segment was negatively impacted by an 18.0% rise in outbound freight costs caused by higher fuel prices and flatbed equipment shortages. In addition, utilization of the manufacturing operations were 7.0 percentage points lower than the comparative period of 2004, as inventory levels were brought down after weak demand early in the year.

Operating income for the PVC Pipe segment reached $0.3 million in the second quarter of 2005 compared with $1.0 million in the second quarter of 2004. Most of this decline is at the gross margin line as operating expenses are approximately the same as 2004. Operating results for the first half of 2005 and 2004 are essentially breakeven.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity and capital resources is cash generated from operating activities and availability under its Secured Credit Agreement.

Cash used by operating activities was $5.6 million in the first half of 2005 compared with cash provided by operating activities of $1.8 million in the first half of 2004. In general, the Company has used more cash this year to fund the sharp increase in net sales and related operations. At the end of the second quarter 2005, accounts receivable were $64.4 million, a 33.0% or $16.0 million, increase from year-end 2004 and 12.5%, or $7.2 million more than the end of second quarter 2004. This increase is entirely due to the more than 20.0% rise in net sales in the first half of 2005, as days sales outstanding calculated using a 3-month rolling average, has actually declined to 46.6 days at July 2, 2005 compared with 49.3 days at July 3, 2004.

The Company continued its progress of improving inventory turns and, therefore, limiting its exposure to resin cost fluctuations. At the end of the second quarter 2005, inventory investment was $43.2 million, up only $2.5 million from second quarter 2004 and higher by $6.3 million from year-end 2004. This resulted in inventory turns improving to 8.1 times, a new quarter-end high, compared with
7.6 times at the end of second quarter 2004. Pounds of PVC resin in inventory at July 2, 2005 were 7.0% less than at July 3, 2004, but 15.4% more than at 2004 year-end, while the average cost of PVC resin in inventory has increased 4.0% from the end of second quarter 2004 and remains about the same as 2004 year-end.

Accounts payable at July 2, 2005 were $28.8 million, an increase of $4.6 million since the 2004 year-end, but $6.8 million less than the second quarter 2004 ending balance of $35.5 million. The current year increase is primarily due to higher inventory levels since 2004 year-end.

Accrued expenses have declined by a total of $1.7 million since the 2004 year-end as the Company has paid incentive compensation ($4.0 million), and the final cash payment of $1.0 million related to a 2004 litigation settlement during the first half of 2005. Accrued compensation and benefits balance of $11.3 million is lower by $1.8 million at July 2, 2005 compared with $13.1 million accrued at July 3, 2004 primarily from lower anticipated pension contributions due in the next 12 months, and lower estimated retiree and active healthcare payments currently due, offset slightly by higher anticipated incentive compensation from the 2005 performance.

The Company's cash used in investing activities totaled $4.2 million in the first half of 2005 compared with $0.2 million provided by investing activities in the same period of 2004. Capital expenditures in 2005 of $4.1 million included investments to improve molding and extrusion productivity, tooling to support product line extensions and selective capacity expansion for telecom related products. In 2004, the Company received $1.5 million proceeds from the sale of its Pasadena, Texas facility and capital expenditures were only $1.3 million.

Cash provided by financing activities totaled $10.5 million in the first half of 2005, compared with a use of $1.4 million in the first half of 2004. Year-to-date, the Company has borrowed $8.9 million on its Credit Facility to support the growing operational needs and to fund required capital expenditures. As discussed in Note K, the Company has signed a new Amended and Restated Credit Facility on June 29, 2005, which expands credit availability. The Company has met all debt covenants at the end of the second quarter of 2005. Finally, in the first half of 2005 the Company received $1.8 million from the issuance of 310,650 shares of stock from the exercise of stock options.

CRITICAL ACCOUNTING ESTIMATES

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 1, 2005.

OUTLOOK FOR 2005

The second quarter of 2005 represents the fifth consecutive quarter of year-over-year growth in net sales of telecom products to support announced rollouts of (primarily Verizon's) Fiber-to-the-Premise projects. In addition to Verizon, other customers have announced major anticipated investments expected to begin later this year. Carlon is a primary supplier to these telecom customers, as the Company is the largest supplier of HDPE conduit in North America for this market segment. Carlon also supplies PVC Pipe to these customers and has developed specialized applications to assist in connecting individual premises to the operator's infrastructure system. The build-out of these last mile access networks may be extended over a longer period of time due to the difficulty of obtaining local rights-of-way and implementation delays related to engineering and project execution.

Residential construction and existing home sales activity continue to support electrical product sales, as housing starts remained at around the 2.0 million unit level and affordable mortgage rates are sustaining healthy home sales levels. It is still expected that residential construction will moderate in the second half of 2005 at a healthy 1.7 to 1.8 million units.

Conversely, non-residential construction (commercial and industrial) have shown very little growth in the first half of 2005 as the improving economy has only begun to generate some capacity expansion needs. Based on the review of various industry forecasts, management believes non-residential construction activity should grow 2.0% to 3.0% for the remainder of 2005. This has the potential to generate additional sales growth for both Carlon and PVC Pipe segments.

Despite higher oil and gas prices this past quarter, PVC and HDPE resin cost increases have moderated in the second quarter of 2005. The primary reason for the stabilizing of these costs, albeit at high historical levels, is the decline in export demand primarily driven by China. Resin producers maintained operating rates this quarter at over 90.0% of capacity. There are mixed forecasts of resin cost expectations in the third and fourth quarters with several producers announcing small PVC resin price increases and relatively high ($0.5 to $0.10 cents) increases in HDPE costs. Other indexes show PVC resin staying flat to down a couple of cents per pound. The Company's strategy to manage these unpredictable resin fluctuations is to lower the resin pounds kept in inventory to a little more that a month's demand, thereby matching more closely selling prices and resin costs.

As mentioned earlier, the Company has worked through, in the first half of this year, much of the transition issues related to the closure and realization of its Pasadena, Texas operations and expects to realize about $0.6 million to $0.8 million in savings over the remainder of 2005.

After using $5.6 million in cash flow to support the growing net sales and operations during the first half of 2005, the Company is poised to generate substantial positive cash flow in the second half of 2005. Inventory turns ended the second quarter at record levels. It is management's challenge to maintain these levels and continue the excellent fill rate history expected by our customers as demand increases. Capital spending is expected to be in the range of $7.0 million to $9.0 million for 2005, focused on molding and extrusion productivity improvements, telecom product capacity increases and new products.

With the implementation of the new Credit Facility and the improving Company performance, management expects to lower its effective interest rate paid on debt by at least 100 basis points. Additionally, with the expiration of the prior debt agreement, substantial deferred financing fee amortization will be lower by about $1.0 million annually.

In summary, based on the current strength in demand and operating results in the first half of 2005 and expected sustainability of this activity through the second half of 2005, the Company is anticipating net sales for the third quarter between $118.0 million to $121.0 million, 12.0% to 15.0%, over the third quarter of 2004, which is expected to generate $5.2 million to $5.7 million, or $0.35 to $0.38 cents per diluted share. For the full year 2005, we expect net sales will be between $430.0 million and $440.0 million, an increase of 11.0% to 14.0% over 2004 levels. If the Company's end market demand remains strong and these net sales levels are achieved, current operating margins are maintained and, given the favorable impact of the new Credit Facility, the Company projects net income to be $15.0 million to $15.75 million, or $1.00 to $1.05 per diluted share in 2005, up from its previous estimate of $0.80 to $0.90 cents. This new estimated earnings level represents an increase of 130.0% to 140.0% over the $6.5 million, or $0.46 cents per diluted share reported in 2004.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing,
(ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends, (iv) maintaining a consistent level of power availability for the Company's plants and distribution facilities (v) the continued availability and reasonable terms of bank financing and (vi) any adverse change in the trend of the country's general economic condition affecting the markets for the Company's products. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 1, 2005.

ITEM 4 - CONTROLS AND PROCEDURES

As of July 2, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. During the Company's second quarter 2005, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II

ITEM 1 - LEGAL PROCEEDINGS

The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2005, the Company held its Annual Meeting of Shareholders. At P.E. the meeting 13,354,650 Common Shares (94.98%) of the Common Shares outstanding were voted.

The following three directors were elected to Class III and received the votes indicated next to their names.

CLASS III                          FOR          WITHHELD AUTHORITY
---------                      ----------       ------------------
James J. Abel                  12,948,197             406,453
A. Malachi Mixon, III          12,890,210             464,440
John B. Schulze                12,877,015             477,635

ITEM 6 - EXHIBITS

      (a)   Exhibits:

            10(a) Second Amended and Restated Credit Agreement, dated June 29, 2005, by and among the Company, the Company's subsidiaries, the lenders party thereto, National City Bank and JPMorgan Chase Bank, N.A., as co-syndication agents, LaSalle Bank National Association, as documentation agent and Harris N.A., as administrative agent (incorporated by reference to Exhibit 10(a) to the Company's Form 8-K, filed July 5, 2005).

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

                                  THE LAMSON & SESSIONS CO.
                                       (Registrant)

July 27, 2005                     By: /s/ James J. Abel
                                      ------------------------------------------
                                      James J. Abel
                                      Executive Vice President, Secretary,
                                      Treasurer and Chief Financial Officer