Form 10-Q
period 2005-10-01
LAMSON & SESSIONS CO
filed 2005-10-28
CIK 57497

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 1, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

                          Commission File Number 1-313

                            THE LAMSON & SESSIONS CO.
             (Exact name of Registrant as specified in its charter)

                   Ohio                                    34-0349210
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

        25701 Science Park Drive
             Cleveland, Ohio                               44122-7313
(Address of principal executive offices)                   (Zip Code)

                                  216/464-3400
              (Registrant's telephone number, including area code)

   ___________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X     No
    -----      -----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   X
    -----      -----


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

Yes         No
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 1, 2005 the Registrant had outstanding 14,489,808 common shares.

PART I

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                 THIRD QUARTER ENDED                    NINE MONTHS ENDED
                                         -----------------------------------   ----------------   ----------------
                                               2005               2004               2005               2004
                                         ----------------   ----------------   ----------------   ----------------
NET SALES                                $128,052   100.0%  $104,919   100.0%  $350,854   100.0%  $290,062   100.0%
Cost of products sold                     105,144    82.1%    87,820    83.7%   287,954    82.1%   241,367    83.2%
                                         --------           --------           --------           --------
GROSS PROFIT                               22,908    17.9%    17,099    16.3%    62,900    17.9%    48,695    16.8%
Selling and marketing expenses              7,825     6.1%     7,159     6.8%    22,428     6.4%    20,101     6.9%
General and administrative expenses         4,269     3.3%     3,817     3.6%    12,406     3.5%    11,380     3.9%
Research and development expenses             467     0.4%       616     0.6%     1,405     0.4%     1,692     0.6%
                                         --------           --------           --------           --------
Total operating expenses                   12,561     9.8%    11,592    11.0%    36,239    10.3%    33,173    11.4%
Litigation settlement                          --     0.0%     1,728     1.7%        --     0.0%     1,728     0.7%
Other expense (income), net                    --     0.0%       395     0.4%        --     0.0%      (231)   -0.1%
                                         --------           --------           --------           --------
OPERATING INCOME                           10,347     8.1%     3,384     3.2%    26,661     7.6%    14,025     4.8%
Interest expense, net                       1,419     1.1%     1,992     1.9%     5,632     1.6%     5,897     2.0%
                                         --------           --------           --------           --------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                      8,928     7.0%     1,392     1.3%    21,029     6.0%     8,128     2.8%
Income tax provision                        3,575     2.8%       559     0.5%     8,245     2.4%     3,251     1.1%
                                         --------           --------           --------           --------
INCOME FROM CONTINUING OPERATIONS           5,353     4.2%       833     0.8%    12,784     3.6%     4,877     1.7%
Income from discontinued operations,
   net of income tax of $256                   --     0.0%        --     0.0%        --     0.0%       401     0.1%
                                         --------           --------           --------           --------
NET INCOME                               $  5,353     4.2%  $    833     0.8%  $ 12,784     3.6%  $  5,278     1.8%
                                         ========           ========           ========           ========
BASIC EARNINGS PER COMMON SHARE:
Earnings from continuing operations      $   0.37           $   0.06           $   0.90           $   0.35
Earnings from discontinued operations,
   net of tax                                  --                 --                 --               0.03
                                         --------           --------           --------           --------
NET EARNINGS                             $   0.37           $   0.06           $   0.90           $   0.38
                                         ========           ========           ========           ========
DILUTED EARNINGS PER COMMON SHARE:
Earnings from continuing operations      $   0.35           $   0.06           $   0.86           $   0.35
Earnings from discontinued operations,
   net of tax                                  --                 --                 --               0.03
                                         --------           --------           --------           --------
NET EARNINGS                             $   0.35           $   0.06           $   0.86           $   0.37
                                         ========           ========           ========           ========

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

                                                       THIRD QUARTER                THIRD QUARTER
                                                           ENDED       YEAR ENDED       ENDED
                                                            2005          2004           2004
                                                       -------------   ----------   -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                              $  1,723      $    683      $    533
   Accounts receivable, net of allowances of
      $2,186, $1,522 and $1,634, respectively               69,812        48,391        59,561
   Inventories, net
      Raw materials                                          5,879         3,504         3,922
      Work-in-process                                        4,899         5,160         4,827
      Finished goods                                        29,140        28,196        31,381
                                                          --------      --------      --------
                                                            39,918        36,860        40,130
   Deferred tax assets                                       8,171         9,683         8,961
   Prepaid expenses and other                                4,629         5,128         5,293
                                                          --------      --------      --------
         TOTAL CURRENT ASSETS                              124,253       100,745       114,478

PROPERTY, PLANT AND EQUIPMENT
   Land                                                      3,320         3,320         3,320
   Buildings                                                25,279        25,130        24,897
   Machinery and equipment                                 125,125       119,622       118,161
                                                          --------      --------      --------
                                                           153,724       148,072       146,378
   Less allowances for depreciation and amortization       106,394       100,111        98,536
                                                          --------      --------      --------
TOTAL NET PROPERTY, PLANT AND EQUIPMENT                     47,330        47,961        47,842
GOODWILL                                                    21,480        21,480        21,519
PENSION ASSETS                                              31,053        30,513        30,388
DEFERRED TAX ASSETS                                         10,242        12,255        13,455
OTHER ASSETS                                                 4,443         5,548         5,350
                                                          --------      --------      --------
         TOTAL ASSETS                                     $238,801      $218,502      $233,032
                                                          ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                       $ 34,732      $ 24,213      $ 32,388
   Accrued compensation and benefits                        12,581        12,595        11,787
   Customer volume & promotional accrued expenses            6,014         6,648         6,208
   Other accrued expenses                                    9,224         8,509         9,940
   Taxes                                                     5,231         3,272         3,738
   Secured credit agreement - current                        5,000        75,000        83,100
   Current maturities of long-term debt                        775           875           860
                                                          --------      --------      --------
         TOTAL CURRENT LIABILITIES                          73,557       131,112       148,021

LONG-TERM DEBT                                              72,390        11,876        11,756
POST-RETIREMENT BENEFITS AND OTHER
   LONG-TERM LIABILITIES                                    29,226        30,138        28,749
SHAREHOLDERS' EQUITY
   Common shares                                             1,449         1,389         1,384
   Other capital                                            81,310        76,130        75,787
   Retained earnings (deficit)                             (14,496)      (27,280)      (28,551)
   Accumulated other comprehensive income (loss)            (4,635)       (4,863)       (4,114)
                                                          --------      --------      --------
TOTAL SHAREHOLDERS' EQUITY                                  63,628        45,376        44,506
                                                          --------      --------      --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $238,801      $218,502      $233,032
                                                          ========      ========      ========

See notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                                                                 NINE MONTHS ENDED
                                                                                -------------------
                                                                                  2005       2004
                                                                                --------   --------
OPERATING ACTIVITIES
   Net income                                                                   $ 12,784   $  5,278
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation                                                                 6,732      6,901
      Amortization                                                                 1,182      1,199
      Gain on sale of property, plant and equipment                                   --       (933)
      Deferred income taxes                                                        5,016      2,942
      Net change in working capital accounts:
         Accounts receivable                                                     (21,421)   (21,365)
         Inventories                                                              (3,058)    (9,987)
         Prepaid expenses and other                                                  499       (316)
         Accounts payable                                                         10,519     15,460
         Accrued expenses and other current liabilities                            2,556      2,269
      Pension plan contributions                                                  (1,361)    (1,792)
      Other long-term items                                                         (109)     1,893
                                                                                --------   --------
CASH PROVIDED BY OPERATING ACTIVITIES                                             13,339      1,549

INVESTING ACTIVITIES
   Net additions to property, plant and equipment                                 (6,101)    (4,012)
   Proceeds from sale of property, plant and equipment                                --      1,595
   Acquisitions and related items                                                   (187)      (187)
                                                                                --------   --------
CASH USED IN INVESTING ACTIVITIES                                                 (6,288)    (2,604)

FINANCING ACTIVITIES
   Net (payments) borrowings under secured credit agreement                       (8,750)     1,700
   Payments on other long-term borrowings                                           (836)      (734)
   Purchase and retirement of treasury stock                                          --       (205)
   Exercise of stock options (595,201 and 72,500 shares issued, respectively)      3,575        359
                                                                                --------   --------
CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                      (6,011)     1,120
                                                                                --------   --------

INCREASE IN CASH AND CASH EQUIVALENTS                                              1,040         65
Cash and cash equivalents at beginning of year                                       683        468
                                                                                --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  1,723   $    533
                                                                                ========   ========

See notes to Consolidated Financial Statements (Unaudited).

                   THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and changes in accounting estimates) considered necessary for a fair presentation have been included. Certain 2004 amounts have been reclassified to conform with 2005 classifications. In particular, the Company has reclassified certain co-operative advertising allowances and service commissions in the Lamson Home Products business segment, reducing net sales and selling and marketing expenses by $1.5 million and $4.1 million in the third quarter and first nine months of 2004, respectively.

NOTE B - INCOME TAXES

The year-to-date 2005 income tax provision was calculated based on management's estimate of the annual effective tax rate of 39.2% for the year. The provision for 2004 is primarily non-cash charges. The Company anticipates having to pay
(cash) approximately 40.0% of the 2005 income tax provision due to alternative minimum tax requirements.

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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

(Dollars in thousands)

                                      THIRD QUARTER ENDED    NINE MONTHS ENDED
                                      -------------------   -------------------
                                        2005       2004       2005       2004
                                      --------   --------   --------   --------
NET SALES
Carlon                                $ 58,836   $ 51,857   $165,043   $139,487
Lamson Home Products                    28,305     22,535     78,651     62,962
PVC Pipe                                40,911     30,527    107,160     87,613
                                      --------   --------   --------   --------
                                      $128,052   $104,919   $350,854   $290,062
                                      ========   ========   ========   ========
OPERATING INCOME (LOSS)
Carlon                                $  8,712   $  4,565   $ 20,165   $ 12,812
Lamson Home Products                     4,332      1,431     12,445      6,283
PVC Pipe                                  (892)      (597)      (530)      (765)
Corporate Office                        (1,805)    (1,620)    (5,419)    (4,536)
Other (Expense) Income (see Note I)         --       (395)        --        231
                                      --------   --------   --------   --------
                                      $ 10,347   $  3,384   $ 26,661   $ 14,025
                                      ========   ========   ========   ========
DEPRECIATION AND AMORTIZATION
Carlon                                $  1,206   $  1,313   $  3,704   $  4,078
Lamson Home Products                       474        458      1,390      1,393
PVC Pipe                                   943        891      2,820      2,629
                                      --------   --------   --------   --------
                                      $  2,623   $  2,662   $  7,914   $  8,100
                                      ========   ========   ========   ========

In September 2004 the Company settled its patent infringement litigation as the result of a mediation process. The effect of this litigation settlement has reduced operating income by $864,000 in both the Carlon and Lamson Home Products business segments in the third quarter of 2004.

Total assets by business segment at October 1, 2005, January 1, 2005 and October 2, 2004 are as follows:

(Dollars in thousands)

                                              OCTOBER 1,   JANUARY 1,   OCTOBER 2,
                                                 2005         2005         2004
                                              ----------   ----------   ----------
IDENTIFIABLE ASSETS
Carlon                                         $ 87,290     $ 77,473     $ 87,075
Lamson Home Products                             38,966       34,190       33,484
PVC Pipe                                         52,721       44,650       50,307
Corporate Office (includes deferred tax and
   pension assets)                               59,824       62,189       62,166
                                               --------     --------     --------
                                               $238,801     $218,502     $233,032
                                               ========     ========     ========

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE D - COMPREHENSIVE INCOME

The components of comprehensive income for the third quarter and the first nine months of 2005 and 2004 are as follows:

(Dollars in thousands)

                                             THIRD QUARTER ENDED        NINE MONTHS ENDED
                                           -----------------------   -----------------------
                                           OCTOBER 1,   OCTOBER 2,   OCTOBER 1,   OCTOBER 2,
                                              2005         2004         2005         2004
                                           ----------   ----------   ----------   ----------
Net income                                   $5,353        $833        $12,784      $5,278
Foreign currency translation adjustments        111         (56)            59         (78)
Interest rate swaps, net of tax                  21         124            169         533
                                             ------        ----        -------      ------
Comprehensive income                         $5,485        $901        $13,012      $5,733
                                             ======        ====        =======      ======

The components of accumulated other comprehensive income (loss), at October 1, 2005, January 1, 2005 and October 2, 2004 are as follows:

(Dollars in thousands)

                                                OCTOBER 1,   JANUARY 1,   OCTOBER 2,
                                                   2005         2005         2004
                                                ----------   ----------   ----------
Foreign currency translation adjustments         $  (312)     $  (371)     $  (519)
Minimum pension liability adjustments,
   net of tax                                     (4,323)      (4,323)      (3,289)
Interest rate swaps, net of tax                       --         (169)        (306)
                                                 -------      -------      -------
Accumulated other comprehensive income (loss)    $(4,635)     $(4,863)     $(4,114)
                                                 =======      =======      =======

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTE E - EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands, except per share amounts)

                                         THIRD QUARTER ENDED   NINE MONTHS ENDED
                                         -------------------   -----------------
                                            2005      2004       2005      2004
                                          -------   -------    -------   -------
BASIC EARNINGS-PER-SHARE COMPUTATION
Net Income                                $ 5,353   $   833    $12,784   $ 5,278
                                          =======   =======    =======   =======
Average Common Shares Outstanding          14,364    13,809     14,170    13,793
                                          =======   =======    =======   =======
Basic Earnings Per Share                  $  0.37   $  0.06    $  0.90   $  0.38
                                          =======   =======    =======   =======

DILUTED EARNINGS-PER-SHARE COMPUTATION
Net Income                                $ 5,353   $   833    $12,784   $ 5,278
                                          =======   =======    =======   =======
Basic Shares Outstanding                   14,364    13,809     14,170    13,793
Stock Options Calculated Under
   the Treasury Stock Method                  847       373        665       287
                                          -------   -------    -------   -------
Total Shares                               15,211    14,182     14,835    14,080
                                          =======   =======    =======   =======
Diluted Earnings Per Share                $  0.35   $  0.06    $  0.86   $  0.37
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

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million. The agreements expired in August 2005.

The Company has no derivative instruments, either cash flow or fair value hedges, which are currently outstanding.

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

(Dollars in thousands, except per share data)

                                            THIRD QUARTER ENDED   NINE MONTHS ENDED
                                            -------------------   -----------------
                                                2005     2004        2005     2004
                                               ------   -----      -------   ------
Net income                    As reported      $5,353   $ 833      $12,784   $5,278
Total stock-based employee
   compensation, net of tax                      (153)   (135)        (414)    (374)
                                               ------   -----      -------   ------
Net income                    Pro forma        $5,200   $ 698      $12,370   $4,904
                                               ======   =====      =======   ======
Basic earnings per share      As reported      $ 0.37   $0.06      $  0.90   $ 0.38
                              Pro forma          0.36    0.05         0.87     0.36

Diluted earnings per share    As reported      $ 0.35   $0.06      $  0.86   $ 0.37
                              Pro forma          0.34    0.05         0.83     0.35

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than the beginning of fiscal year 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt Statement 123(R) on January 1, 2006 and is still in the process of determining the impact on operating results.

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

NOTE I - SALE OF ASSETS

At the end of 2003, the Company intended to vacate one of its manufacturing facilities and proceed with its efforts to sell the property during 2004. The asset had been written down in 2001 to its then estimated fair value. In the first quarter of 2004, the Company sold the manufacturing facility located in Pasadena, Texas for net proceeds of $1.5 million, realizing a gain on the sale of $924,000 included as other income in the Consolidated Income Statement. The Company relocated production equipment at this facility to other Lamson & Sessions facilities in 2004 and incurred approximately $1.1 million in severance, training, moving and other costs as detailed below. As of July 2, 2005 all severance payments had been made. This plant sale affected 40 employees, all of whom left the Company by December 31, 2004.

(Dollars in thousands)

                                              TRAINING, MOVING
                                  SEVERANCE    AND OTHER COSTS    TOTAL
                                  ---------   ----------------   ------
2004 charges                        $ 587          $ 550         $1,137
Payments in 2004                     (151)          (550)          (701)
                                    -----          -----         ------
Balance at January 1, 2005          $ 436          $  --         $  436
Payments in first quarter 2005       (312)            --           (312)
                                    -----          -----         ------
Balance at April 2, 2005            $ 124          $  --         $  124
Payments in second quarter 2005      (124)            --           (124)
                                    -----          -----         ------
Balance at July 2, 2005             $  --          $  --         $   --
                                    =====          =====         ======

NOTE J - PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors several qualified and non-qualified pension plans and other post-retirement benefit plans for its current and former employees. As of January 1, 2003 the Company eliminated the salary defined benefit pension plan for future employees. This action makes all defined benefit pension and other post-retirement benefit plans closed to new entrants.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

The components of net periodic benefit cost (income) are as follows:

(Dollars in thousands)

                                        THIRD QUARTER ENDED                   NINE MONTHS ENDED
                                ----------------------------------   ----------------------------------
                                 PENSION BENEFITS   OTHER BENEFITS    PENSION BENEFITS   OTHER BENEFITS
                                -----------------   --------------   -----------------   --------------
                                  2005      2004      2005   2004      2005      2004      2005   2004
                                -------   -------    -----   ----    -------   -------    -----   ----
Service cost                    $   374   $   298    $  --   $  1    $ 1,122   $   894    $   1   $  4
Interest cost                     1,212     1,219      174    168      3,636     3,657      521    460
Expected return on assets        (1,563)   (1,486)      --     --     (4,689)   (4,458)      --     --
Net amortization and deferral       479       388     (115)   (53)     1,436     1,164     (347)    (7)
Defined contribution plans          278       250       --     --        777       815       --     --
                                -------   -------    -----   ----    -------   -------    -----   ----
                                $   780   $   669    $  59   $116    $ 2,282   $ 2,072    $ 175   $457
                                =======   =======    =====   ====    =======   =======    =====   ====

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

NOTE K - REFINANCING

On June 29, 2005 the Company entered into a Second Amended and Restated Credit Agreement ("Credit Facility") with a consortium of banks led by Harris N.A. The Credit Facility is for a total of $125.0 million, $40.0 million in term debt (payable $1,250,000 quarterly) and an $85.0 million revolver and replaces the $110.0 million secured revolving credit facility which was due in August 2005. The Credit Facility is a five-year secured agreement with LIBOR-based pricing plus a spread ranging from 0.875% to 2.0%, depending on the Company's performance. It contains various restrictive covenants pertaining to maintenance of net worth, certain financial ratios and limitations on the payment of dividends or distributions. The agreement requires the prepayment of 50.0% of excess cash flow at each year-end if the Company has not achieved a leverage ratio of less than 2.0 to 1.0. The Company currently does not anticipate having to prepay term debt. The Company, at its sole discretion, may increase the revolver by up to $25.0 million. Total unused availability at October 1, 2005, under the Credit Facility, approximates $45 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements.

EXECUTIVE OVERVIEW

In the third quarter 2005, the Company continues to experience strong sales growth for both electrical and telecom products, reporting record net sales for the third consecutive quarter this year. While the growth of telecom product sales slowed slightly from the approximate 30.0% rate in the first half of 2005, shipments of HDPE conduit and other telecom products still expanded by around 10.0% this quarter. Electrical product sales continue to strengthen in the third quarter 2005 as residential construction remains surprisingly strong and industrial and light commercial construction markets are beginning to show some modest growth.

Both PVC and HDPE resin costs continued to be relatively stable and consistent with second quarter 2005 costs until September when the effect of the two major Gulf Coast hurricanes began to be felt. Throughout September, the Company attempted to manage the supply and cost of resin and other raw materials. The Company was able to avoid any significant downtime in September, however, inventories of PVC Pipe have been reduced to historically low levels, and the backlog of orders has grown rapidly, extending order fulfillment lead times.

Transportation has continued to be an issue with fuel costs rising and truck availability remaining tight. In addition, the hurricanes have exacerbated this situation and have also caused rail transit delays.

During the third quarter, the Company encountered process control issues in its PVC Pipe extrusion plants which increased inspection costs and material scrap rates. In addition, a high number of weather related electrical power interruptions were experienced which led to operating inefficiencies. The Company has taken corrective action to address these issues

Finally, due to the Credit Facility the Company entered into during the second quarter 2005, the Company lowered its effective interest rate paid from 6.10% in the first half of 2005 to 5.49% in the third quarter of 2005. This lower rate, along with the elimination of deferred financing fees amortized on the Company's previous credit facility and the pay down of over $18.0 million in debt this quarter lowered interest expense to $1.4 million this quarter.

Net income increased to $5.4 million and $12.8 million in the third quarter and first nine months of 2005, respectively, from $0.8 million and $5.3 million in the third quarter and first nine months of 2004. This resulted in diluted earnings per common share of $0.35 in the current quarter compared with $0.06 per common share in the prior year quarter, and $0.86 diluted earnings per common share in the first nine months of 2005 compared with $0.37 in the first nine months of 2004.

2005 COMPARED WITH 2004

RESULTS OF CONTINUING OPERATIONS

The following table sets forth, for the periods indicated, items from the Consolidated Income Statements as a percentage of net sales for the third quarter and first nine months of 2005 and 2004, respectively.

(Dollars in thousands)

                                               THIRD QUARTER ENDED                    NINE MONTHS ENDED
                                       -----------------------------------   -----------------------------------
                                             2005               2004               2005               2004
                                       ----------------   ----------------   ----------------   ----------------
Net Sales                              $128,052   100.0%  $104,919   100.0%  $350,854   100.0%  $290,062   100.0%
Cost of products sold                   105,144    82.1%    87,820    83.7%   287,954    82.1%   241,367    83.2%
                                       --------           --------           --------           --------
   Gross profit                          22,908    17.9%    17,099    16.3%    62,900    17.9%    48,695    16.8%

Total operating expenses                 12,561     9.8%    11,592    11.0%    36,239    10.3%    33,173    11.4%
Litigation settlement                        --     0.0%     1,728     1.7%        --     0.0%     1,728     0.7%
Other expense (income)                       --     0.0%       395     0.4%        --     0.0%      (231)   -0.1%
                                       --------           --------           --------           --------
   Operating income                      10,347     8.1%     3,384     3.2%    26,661     7.6%    14,025     4.8%
Interest expense, net                     1,419     1.1%     1,992     1.9%     5,632     1.6%     5,897     2.0%
                                       --------           --------           --------           --------
   Income from continuing operations
      before income taxes                 8,928     7.0%     1,392     1.3%    21,029     6.0%     8,128     2.8%
Income tax provision                      3,575     2.8%       559     0.5%     8,245     2.4%     3,251     1.1%
                                       --------           --------           --------           --------
   Income from continuing operations   $  5,353     4.2%  $    833     0.8%  $ 12,784     3.6%  $  4,877     1.7%
                                       ========           ========           ========           ========

Net sales rose for the third quarter of 2005 to $128.1 million, an increase of $23.1 million, or 22.1%, over the $104.9 million net sales level in the third quarter of 2004. All business segments experienced strong (double-digit) net sales growth this quarter as the underlying residential, commercial and telecom construction and home improvement markets were solid. In addition, with the rise in commodity PVC and HDPE material costs, the Company was able to recoup these cost increases with higher selling prices. Year-to-date 2005, net sales are $350.9 million, compared with $290.1 million recorded in the first nine months of 2004, an increase of $60.8 million, or 21.0%. Growth rates exceeded 18.0% in all business segments as further described below.

Gross profit in the third quarter of 2005 totaled $22.9 million, or 17.9% of net sales, an increase of $5.8 million, or 34.0%, compared with $17.1 million, or 16.3% of net sales, in the third quarter of 2004. The growth in gross profit primarily is a result of the higher net sales levels achieved in 2005. This margin improvement reflects the effect of price increases being realized in 2005, which helped to offset raw material cost increases that began in 2004 and the Company's ability to leverage its distribution operations with the higher shipping volume. Somewhat offsetting these positive trends was higher freight costs (20.0% more cents per pound shipped) driven by fuel costs and equipment shortages and increased manufacturing variances ($1.5 million) in the PVC extrusion plants due to higher scrap rates caused by process control issues and a high number of weather related electrical power interruptions in the third quarter. For the first nine months of 2005, gross profit was $62.9 million, or 17.9% of net sales, a $14.2 million, or 29.2%, increase over the $48.7 million, or 16.8% of net sales, earned in the first nine months of 2004. These results were impacted by the higher net sales levels, price increases, freight cost inflation and manufacturing variance items described above. In addition, the Company has benefited from approximately $1.5 million in lower medical costs for active associates, due to improved year-to-date 2005 experience and implemented cost control plans

Operating income was $10.3 million, or 8.1% of net sales, in the third quarter of 2005, compared with $3.4 million, or 3.2% of net sales, in the third quarter of 2004. Operating expenses were almost $1.0 million higher in the current quarter at $12.6 million than were incurred in the prior year third quarter. The primary causes of these higher costs were from variable selling expenses ($650,000) and incentive compensation costs ($300,000). The operating expenses for the first nine months of 2005 were $36.2 million, or 10.3% of net sales, compared with $33.2 million, or 11.4% of net sales for the first nine months of 2004, an increase of $3.1 million. Consistent with the current quarter, the increase in operating expenses is comprised mainly of higher variable selling ($1.7 million) and incentive compensation costs ($1.4 million). In addition, the 2004 operating expenses were favorably impacted by a $300,000 recovery of a previous bankruptcy claim and the 2005 operating expenses reflect lower medical costs of approximately $300,000. Operating income for the first nine months of 2005 was $26.7 million, or 7.6% of net sales, compared with $14.0 million, or 4.8% of net sales for the first nine months of 2004. Included in the 2004 third quarter and year-to-date results are the net effects of a litigation settlement of $1.7 million completed in September 2004 and the sale and closure of the Company's Pasadena, Texas facility (see Note I) reflected as other expense (income).

Interest expense in the third quarter and first nine months of 2005 was $573,000 and $265,000 lower than the respective periods of 2004. The significant decline in interest this quarter is due to the refinancing that occurred at the end of the second quarter of 2005 (see Note K), which lowered effective interest rates by about 50 basis points and eliminated approximately $1.0 million in annualized amortization of deferred financing fees, compared with 2004. Average borrowings over the first nine months of 2005 were lower by $4.0 million, compared with the first nine months of 2004. Despite numerous LIBOR rate increases, average interest rates paid were 5.49% in 2005, compared with 5.63% in 2004.

Year-to-date income tax provisions are based on an annual effective tax rate of 39.2% in 2005, compared with 40.0% in 2004.

BUSINESS SEGMENTS

CARLON

The Carlon business segment had net sales of $58.8 million in the third quarter of 2005, an increase of $6.9 million, or 13.5%, over the net sales level of $51.9 million in the third quarter of 2004. Year-to-date 2005 net sales for Carlon were $165.0 million, an increase of 18.3%, or $25.5 million, compared with net sales of $139.5 million for the first nine months of 2004. Growth rates for telecom products have slowed to about 10.0% in the third quarter of 2005 as customers balance inventories and moderate the rollout of Fiber-to-the-Premise projects. Sales of these products, however, still represent approximately 50.0%-60.0% ($3.3 million and $15.6 million) of the business segment's increase in net sales in the third quarter and year-to-date 2005, respectively. Electrical product sales continued to have moderate unit growth of about 8.0% in the third quarter of 2005 as residential construction remained strong, commercial and industrial construction slowly expanded and the Company rolled out several improved products to support those markets. Finally, price increases on electrical products, most of which are made from PVC, were implemented in the first quarter of 2005 and improved net sales in the third quarter of 2005 by about $1.3 million and for the first nine months of 2005 by approximately $5.5 million.

Gross profit for Carlon is about $3.7 million and $8.7 million higher in the third quarter 2005 and year-to-date 2005, compared with the prior year primarily due to the higher sales volumes in both telecom and electrical products, which allowed the Company to leverage the fixed costs within the supply chain, including distribution operations. Gross margins have also been favorably impacted in 2005 by the price increases implemented early in the year, which offset rising raw material costs.

Operating income for the Carlon business segment totaled $8.7 million, or 14.8% of net sales, in the third quarter 2005, an increase of $4.1 million, or 90.8% from the $4.6 million, or 8.8% of net sales, earned in the third quarter 2004. Year-to-date 2005 the business segment earned $20.2 million of operating income, or 12.2% of net sales, compared with $12.8 million of operating income, or 9.2% of net sales, year-to-date 2004 representing an improvement of $7.4 million, or 57.4%. The higher operating income in 2005 is primarily related to the gross profit improvement. In addition, operating expenses in the third quarter 2004 included approximately $864,000 related to a litigation settlement. The third quarter year-to-date 2005 operating expenses included about $400,000 and $1.2 million in higher variable selling expenses and increased incentive compensation expenses. Finally, Carlon's 2004 operating expenses were favorably impacted by the partial recovery ($300,000) of an account receivable that was previously written-off.

LAMSON HOME PRODUCTS

The Lamson Home Products business segment realized net sales of $28.3 million in the third quarter of 2005, a $5.8 million, or 25.6% increase, compared with $22.5 million in net sales for the third quarter of 2004. The addition of product lines at current customers accounted for $2.5 million of the net sales growth in the current quarter. Approximately $1.5 million of this net sales increase was the result of price increases implemented in the first quarter of 2005 in response to the significant PVC and other raw material cost increases. There was also underlying market growth this quarter which was supported by continued strong residential construction and home improvement markets. Net sales for the first nine months of 2005 in Lamson Home Products were $78.7 million, compared with $63.0 million in the first nine months of 2004, a $15.7 million, or 24.9% increase. Similar to the third quarter of 2005, this growth came from overall market expansion, including the growth of key customers ($8.2 million), product line introductions ($4.0 million) and price increases ($3.5 million).

Gross margin for Lamson Home Products in the third quarter and year-to-date 2005 are 2.5 to 3.0 percentage points better than the comparable periods of 2004. The higher sales volume has improved the utilization of the Company's injection molding facilities and has allowed successful leveraging of distribution operations.

Operating income for Lamson Home Products increased to $4.3 million, or 15.3% of net sales, in the third quarter of 2005, compared with $1.4 million, or 6.4% of net sales, in the third quarter of 2004. Operating expenses in the current quarter were $0.8 million less than the prior year, primarily due to the $864,000 charge for a litigation settlement in the third quarter of 2004. For the first nine months of 2005 operating income was $12.4 million, or 15.8% of net sales, compared with $6.3 million, or 10.0% of net sales, for the first nine months of 2004. These results reflect the improved gross profit and stable operating expenses, excluding the 2004 litigation charge.

PVC PIPE

Net sales in the PVC Pipe segment surged in the third quarter 2005 to $40.9 million, an increase of $10.4 million, or 34.0%, compared with net sales of $30.5 million in the third quarter of 2004. Year-to-date net sales for 2005 were $107.2 million, compared with $87.6 million for year-to-date 2004, an increase of $19.5 million, or 22.3%. PVC Pipe pounds shipped expanded in the current quarter by almost 22.0% bringing year-to-date volumes up 2.0% to 3.0% over the prior year. Shipments were very strong, especially late in the current quarter, to fill pent up demand as inventories in the supply chain were low and price increases and shortages are anticipated due to the hurricanes in the Gulf Coast area. Pricing in the PVC Pipe business segment has also improved in 2005, with average pipe price increases of about 14.0% in the third quarter of 2005 and almost 20.0% for year-to-date 2005, compared with those respective periods in 2004. These increases have enabled the Company to recoup year-to-date PVC resin cost increases of approximately 17.0%, compared with the first nine months of 2004.

Gross margin for the third quarter and first nine months of 2005 has remained approximately the same as the prior year periods, as price increases have neutralized the effect of rising resin costs so far this year. Rising freight costs have impacted this business segment by about 0.5 percentage points this year. Lastly, the PVC extrusion plants have incurred higher than usual scrap rates and operating inefficiencies ($1.5 million) in the third quarter of 2005, caused by process control issues and numerous weather related electrical power interruptions.

The PVC Pipe segment had an operating loss in the third quarter of 2005 of $0.9 million, which is slightly higher than the loss in the third quarter of 2004 of $0.6 million. The year-to-date operating loss was $0.5 million and $0.8 million in 2005 and 2004, respectively. Other than an approximate $400,000 increase in operating expenses year-to-date for variable selling expenses and incentive compensation, there were no significant changes in operating expenses this year, compared with 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity and capital resources is cash generated from operating activities and availability under its Secured Credit Agreement.

 The Company generated $13.3 million of cash from operating activities in the first nine months of 2005, compared with $1.5 million in the first nine months of 2004. Most of this increase in cash flow resulted from improved operating results as overall investment in working capital continued to climb to support higher net sales and related operations. At the end of the third quarter of 2005, accounts receivable were $69.8 million, an increase of $10.3 million, or 17.2% over the end of the third quarter of 2004 and $21.4 million, or 44.3% more than at the 2004 year-end. The increase is all due to higher net sales activity this quarter as days sales outstanding calculated using a three-month rolling average, has declined to 46.1 days at October 1, 2005, compared with 50.8 days at October 2, 2004.

Investment in inventory at the end of the third quarter of 2005 was $39.9 million, fairly even with the $40.1 million balance at the end of the third quarter of 2004 and an increase of $3.1 million from year-end 2004. This resulted in a new quarter-end inventory-turn high of 8.8 times at the end of the third quarter 2005, compared with 7.7 times at the end of the third quarter 2004. The pounds of PVC resin in inventory at October 1, 2005 were a third less than at October 2, 2004 and 25.0% less than the 2004 year-end, essentially meeting the Company's goal of having a month of net sales demand in inventory, reducing its exposure to resin cost fluctuations. The average cost of PVC resin in inventory stabilized throughout the quarter and ended the third quarter 2005 up 4.0% from the end of the third quarter 2004.

Accounts payable at October 1, 2005 were $34.7 million, a $10.5 million increase from year-end 2004 and $2.3 million higher than October 2, 2004. The increase in payables primarily reflects the comparatively higher cost of inventory and business activity in the current quarter.

Total accrued expenses have increased slightly to $33.1 million at October 1, 2005 from $31.0 million at year-end 2004 and $31.7 million, compared with October 2, 2004. The increases were primarily due to higher anticipated income tax payments of $1.5 million and increased freight ($1.3 million) and commission ($0.3 million) costs due to the increased net sales activity this quarter, compared with the third quarter 2004. In addition, accrued compensation and benefits reflects higher anticipated incentive compensation ($900,000) while other accrued expenses are lower due to the final payment ($1.0 million) of the 2004 litigation settlement during 2005.

The Company used $6.3 million of cash in investing activities for the first nine months of 2005, compared with $2.6 million used in the first nine months of 2004. Year-to-date 2005 the Company has spent $6.1 million in capital expenditures, primarily to increase PVC extrusion efficiency and process quality and to support productivity and tooling improvements in the injection molding operations. In 2004, the Company received $1.5 million proceeds from the sale of its Pasadena, Texas facility while capital expenditures were $4.0 million.

Cash used by financing activities totaled $6.0 million in the first nine months of 2005, as the Company's strong operating cash flow allowed us to pay down $8.8 million of borrowings on its Credit Facility and $0.8 million in other long-term borrowings, primarily in the third quarter. Year-to-date 2005, the Company received $3.6 million from the issuance of 595,201 shares of stock from the exercise of stock options.

CRITICAL ACCOUNTING ESTIMATES

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 1, 2005.

OUTLOOK FOR 2005

During the third quarter 2005 telecom product sales continued to grow by double digit rates, supporting the rollout of customers' Fiber-to-the-Premise projects. A slowdown in the rate of network construction has been noted due to a realignment of inventory in the field and some difficulty in obtaining certain local rights of way. In addition, telecom companies are slowing spending near year-end to meet annual budget constraints. The Company anticipates this rollout activity to continue over the next several years supporting a lower but healthy growth rate of 6.0% to 8.0%.

Despite expectations that residential construction would moderate in the second half of 2005, September was the eighth month out of nine this year that housing starts exceeded an annualized rate of 2.0 million units. Recent building permit data supports the expectation that this construction level will be sustained through the end of 2005. It is anticipated that residential construction will decline slightly to around 1.8 million units in 2006, which would still provide a solid sales base for the Company's products.

Both light commercial and industrial construction began to show some signs of slow growth in the third quarter 2005, primarily in response to high residential construction and improved corporate profits and general economic activities. Based on various industry forecasts, including some impact from rebuilding efforts in the Gulf Coast, management believes this end market will grow 3.0% to 4.0% in 2006.

PVC and HDPE resin costs had stabilized at relatively high levels throughout the third quarter 2005, prior to two hurricanes hitting the Gulf Coast in the latter part of the quarter. The damage from these storms has caused most major resin suppliers to declare force majeure as they struggle to resume operations. This situation has resulted in immediate and significantly higher resin and transit costs and the subsequent raising of selling prices by the Company to recover these additional costs. In addition, various suppliers have put their customers on allocations making material shortages and uncertain delivery performance probable. The Company currently has not had to significantly shutdown production lines due to insufficient material, although it is a concern that is being monitored closely. The expectation of future cost and price increases and the constraint on supply has led to a large increase in pipe orders, which is extending delivery lead times out to a month.

The high sales levels in the third quarter 2005 along with raw material shortages during September have brought inventories down so that turns are at record levels. This is expected to continue through the fourth quarter of 2005 as the Company works through its order backlog.

The Company generated $18.9 million in cash flow from operating activities during the third quarter 2005 bringing the year-to-date total to $13.3 million. It is anticipated that an additional $8.0 to $10.0 million of cash from operations will be generated in the fourth quarter allowing further pay down of debt, capital expenditures and the potential funding of voluntary pension plan contributions. Capital expenditures for 2005 are anticipated to be around $10.0 million as the Company accelerates the purchase of key molds and replacement of PVC extrusion equipment to support next year's plan and current growth constraints.

The Company anticipates higher net sales than normal seasonality would suggest in the fourth quarter of 2005 due to rising PVC pipe demand and related selling prices. Therefore, the Company is increasing its estimates for net sales for the fourth quarter of 2005 to a range of $110.0 - $115.0 million and for the full year of 2005 to a range of $460.0 - $465 million.

The Company believes that the increased strength in net sales and higher utilization rates in its plants will result in higher net income for the fourth quarter of 2005 (compared with 2004) in the range of $4.6 million to $5.0 million, or 30 cents to 33 cents per diluted share. The Company had provided a net earnings estimate of $3.5 million to $3.8 million, or 23 cents to 25 cents per diluted share, on October 10, 2005. This increases the Company's net earnings estimate for the full year 2005 to a range of $17.4 million to $17.8 million, or $1.16 to $1.19 per diluted share.

With respect to 2006 expectations, the Company believes that it will continue to experience growth in its key end markets and anticipates that its organic growth in net sales will meet its goal of 8.0% to 10.0% for the fourth consecutive year. However, because of the inordinate volatility in the availability and pricing of raw materials, due to the recovery issues created by the recent Gulf Coast hurricanes, the Company will defer any further guidance on net sales or net income until it releases its final 2005 results on February 16, 2006.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing,
(ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) the continued availability of raw materials and consistent electrical power supplies, (iv) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends, (v) the continued availability and reasonable terms of bank financing and (vi) any adverse change in the recovery trend of the country's general economic condition affecting the markets for the Company's products. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, January 1, 2005.

ITEM 4 - CONTROLS AND PROCEDURES

As of October 1, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. During the Company's third quarter 2005, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

                                        THE LAMSON & SESSIONS CO.
                                        (Registrant)


October 28, 2005                        By: /s/ James J. Abel
                                            ------------------------------------
                                        James J. Abel
                                        Executive Vice President, Secretary,
                                        Treasurer and Chief Financial Officer