Form 10-K
period 2005-12-31
LAMSON & SESSIONS CO
filed 2006-02-24
CIK 57497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 1-313
THE LAMSON & SESSIONS CO.
(Exact name of Registrant as specified in its charter)

Ohio	34-0349210

(State of Incorporation)	(I.R.S. Employer Identification No.)
25701 Science Park Drive, Cleveland, Ohio     44122

(Address of Principal Executive Offices, Zip Code)
                 216-464-3400

(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	New York Stock Exchange Pacific Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
     As of July 1, 2005, (the last trading day of the Company’s fiscal 2005 second quarter) the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $169,741,672 based on the closing sale price of $11.95 as reported on the New York Stock Exchange.
     As of February 3, 2006 the registrant had outstanding 15,317,723 common shares.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2006	Part III

THE LAMSON & SESSIONS CO.
INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 31, 2005

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
EX-21 SUBSIDIARIES OF REGISTRANT
EX-23 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
EX-24 POWERS OF ATTORNEY
EX-31.1 CERTIFICATION OF CEO
EX-31.2 CERTIFICATION OF CFO
EX-32.1 CERTIFICATION OF CEO
EX-32.2 CERTIFICATION OF CFO

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
Three business segments serve specific markets, each of which has unique product and marketing requirements. These markets are:
Carlon – Industrial, Residential, Commercial, Telecommunications and Utility Construction: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), and telephone and telecommunications companies. The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of enclosures, electrical outlet boxes and fittings. Examples of the applications for the products included in this segment are multi-cell duct systems and HDPE conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.
Lamson Home Products – Consumer: The major customers served are home centers and mass merchandisers for the “do-it-yourself” (DIY) home improvement market. The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, door chimes and lighting controls.
PVC Pipe: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer, power utility and sewer markets. The electrical and telecommunications conduit is made from PVC resin based compound and is used to protect wire or fiber optic cables supporting the infrastructure of power or telecommunications systems.
A breakdown of net sales as a percent of total net sales by major business segments for 2005, 2004 and 2003 is as follows:

	2005		2004		2003

(Dollars in thousands)
Carlon	$223,500	45%	$183,800	48%	$154,090	45%
Lamson Home Products	105,039	21%	86,510	22%	81,514	24%
PVC Pipe	165,656	34%	116,829	30%	104,883	31%

	$494,195	100%	$387,139	100%	$340,487	100%

See discussion of business segments’ results in Note L to the consolidated financial statements.

Competition
Each of the three segments in which the Company presently operates is highly competitive based on service, price and quality. Most of the competitors are either national or smaller regional manufacturers who compete with limited product offerings. Unlike a majority of the Company’s competitors, the Company manufactures a broad line of thermoplastic products, complementary fittings and accessories. The Company believes that with its breadth of product line and investment in information technology infrastructure, it will continue to compete favorably. However, certain of the Company’s competitors have greater financial resources than the Company, which occasionally can adversely affect the Company through price competition strategies in selected products and markets.
Distribution
The Company distributes its products through a nationwide network of more than 106 manufacturers’ representatives and a direct field sales force of approximately 27.
Raw Materials
The Company is a large purchaser of pipe grade PVC and HDPE resins. The Company has entered into a long-term supply contract for PVC resin. PVC resin producers are operating at near capacity with no substantial net capacity additions planned until late 2007. Sustained demand and high energy costs are expected to support historically high resin costs for the foreseeable future. The Company has generally been able to pass through these raw material cost increases, depending on the end-market strength. HDPE is purchased by the Company from various sources and has historically been readily available.
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
Seasonal Factors
Two of the Company’s three business segments experience moderate seasonality caused principally by a decrease in construction activity during the winter months. They are subject also to the economic cycles affecting the residential, commercial, industrial and telecommunications construction markets. The Company’s consumer products business segment is affected by existing home sales, consumer spending and consumer confidence.
Major Customers
Sales to Affiliated Distributors, a cooperative buying group reported within the Carlon and PVC Pipe segments not otherwise affiliated with the Company, totaled approximately 12.6% of consolidated net sales in 2005, 11.0% of consolidated net sales in 2004 and 14.0% of consolidated net sales in 2003. Sales to Home Depot, a customer of the Lamson Home Products segment not otherwise affiliated with the Company, totaled approximately 10.2% of consolidated net sales in 2003.
Backlog
In the Company’s three business segments, the order-to-delivery cycle ranges from several days to a few weeks. Therefore, the measurement of backlog is not a significant factor in the evaluation of the Company’s prospects.
Research and Development
The Company is engaged in product development programs, which concentrate on identifying, creating and introducing innovative applications for thermoplastic and wireless electrical products. The Company maintains a material testing lab and development center in its Cleveland, Ohio headquarters to facilitate this effort and to improve manufacturing processes. The Company’s research and development expenditures totaled $1.9 million in 2005 and 2003 and $2.2 million in 2004.
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
Associates
At December 31, 2005, the Company had 1,263 associates, 1,096 of whom were employed at the Company’s manufacturing facilities and distribution centers. The remainder of associates were primarily employed at the Company’s corporate headquarters and field sales offices.
Foreign Operations
The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 3.5% of consolidated net sales in 2005, 4.6% of consolidated net sales in 2004, and 3.0% of consolidated net sales in 2003, respectively, and were made principally to customers in Canada and the Caribbean.
The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s Web site at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge, on or through its Web site at http://www.lamson-sessions.com.
Item 1A. RISK FACTORS
From time to time, information we provide, statements by our employees or information included in our filings with the Securities and Exchange Commission may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including those described below. Any forward-looking statements made in this report or otherwise speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
You should carefully consider each of the risks and uncertainties we describe below and all other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.
Profitability of the PVC Pipe segment is dependent on the spread between selling price and cost per pound.
The PVC Pipe segment’s profitability is dependent on the comparative spread between the selling price of PVC conduit and the raw material cost of PVC resin. Both of these prices and the profitability of the PVC Pipe segment have been historically volatile. The selling price of PVC conduit is adjusted often in response to conduit demand and inventory levels. PVC resin costs, which are adjusted monthly, are driven by vinyl chloride monomer (VCM) feedstock and energy (natural gas) costs along with demand and inventory levels. In the event of a significant increase in PVC resin capacity or a significant decrease in the demand for PVC resin, resulting in a period where there is an excess supply of PVC resin, our margins and profitability could be negatively impacted.
While we generally attempt to pass along increased raw materials prices to our customers in the form of price increases, there may be a time delay between the increased raw materials prices and our ability to increase the price of our products, or we may be unable to increase the prices of our products due to pricing pressure or other factors. In either case, there may be a material adverse impact on our profitability.
We are dependent on limited suppliers, and our ability to produce products or otherwise meet customer needs could be adversely impacted if these suppliers were unable to meet our requirements in a timely manner.
Over the past several years, approximately 90-95% of the PVC pipe grade resin that we use has been supplied to us by two resin manufacturers. As of the beginning of 2006, we have entered into a long-term agreement with one of these suppliers to provide substantially all of our PVC resin requirements. In addition, this supplier provides us with the majority of our PVC molding compound.
Approximately 12-15% of our molded products, sold through the Carlon or Lamson Home Products’ business segments, are made by domestic outsource molders. There are a limited number of vendors capable of molding these PVC products, and our molding facilities are run nearly at capacity.
Any significant accidents, labor disputes, fires, severe weather, floods or other difficulties encountered by our principal suppliers could result in production delays or the inability to fulfill orders on a timely basis. For example, in September and October of 2005, all five PVC resin suppliers declared “force majeure” (meaning acts of nature that allow the suppliers to avoid contractual obligations) due to the effects of Hurricanes Katrina and Rita and due to an accident at one resin manufacturing facility. This resulted in constrained resin supply and significantly higher resin and transit costs through the last four months of 2005. We maintain a relatively small inventory of raw materials and component parts, and any interruption or delay in the supply of our raw materials or products from our current principal suppliers or our inability to obtain our products from alternative sources at acceptable quality and price levels and within a reasonable amount of time could substantially impair our ability to meet scheduled product deliveries to our customers and could cause our customers to cancel orders, both of which could have a material adverse effect on our business and results of operations. During the last four months of 2005, the continued demand for conduit products, coupled with material shortages and cost increases resulting from the declaration of force majeure by our suppliers after the hurricanes, drove the selling price of our PVC conduit products up dramatically and led to higher than usual backlog and delivery lead times.
Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate, and our annual performance will be affected by those fluctuations.
Although demand and selling prices increased in the fourth quarter of 2005 primarily due to the effects of Hurricanes Katrina and Rita on the supply of PVC resin, we have generally had weaker demand for our products in the first and fourth quarters due to seasonal factors affecting our customers in the construction industry. If winter weather conditions occur early in the fourth quarter, we are not able to recover the loss of revenues in that quarter. If our revenue during any quarter were to fall below the expectations of investors or securities analysts, our share price could decline, perhaps significantly.
The demand for our products is dependent on the strength of construction and telecommunications industries, which have been cyclical industries.
A substantial number of our customers are in the construction and telecommunications industries. Each of those industries is cyclical in nature, influenced by a combination of factors, including, among other things, periods of economic growth and recession, strength and weakness of the United States dollar, prevailing interest rates and the rate of construction of telecommunications infrastructure. In addition, adverse weather conditions may affect construction activity, which is generally strongest in the late spring, summer and fall. These factors, in turn, affect our sales.

Most of our products are sold into the various construction market segments. Commercial and industrial construction is the largest market (35-40% of net sales) serviced by us, and it has only recently begun to expand. Residential, including both new construction and home improvement activity, is the next largest end market (25-30% of net sales) and has seen robust growth in the last couple of years but is starting to level off and decline slightly.
The telecommunications infrastructure industry is another major market in which we participate (20-25% of net sales). Spending by our telecom customers plummeted in 2001, negatively impacting net sales and operating results for a few years.
Our business is dependent on continued capital spending by the construction and telecommunications industries, and an increase in interest rates could affect their capital spending and our revenue.
Loss of a significant facility or operating problems in our business may materially adversely affect our financial condition and results of operations.
The occurrence of material operating problems at our facilities may have a material adverse effect on our results of operations, both during and after the period of operational difficulties. While there is some overlap among our facilities in the products which each facility can produce, each facility produces a limited array of products, and our ability to supply certain products to our customers could be adversely affected if a facility were shut down as a result of a natural disaster or other cause. For example, if our Clinton, Iowa facility were shut down, our ability to produce outlet boxes would be substantially reduced.
In addition, many of our products are subject to certification under industry standards promulgated by organizations such as Underwriters Laboratory, National Electrical Manufacturers Association, the American Society for Testing and Materials and Canadian Standards Association, and failure to produce products that consistently meet those standards would have an adverse impact on sales and scrap rates.
Approximately 43% of our employees were covered by five collective bargaining agreements, the earliest of which expires in May 2007. Although we believe our relations with the unions are good, we cannot assure you that these agreements will be renewed on similar terms or renegotiated on acceptable terms. Any prolonged work stoppages in one or more of our facilities could materially adversely affect our results of operations.
We are dependent on key customers.
We rely on several key customers. For the year ended December 31, 2005, our top ten customers accounted for approximately 63% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries, and as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost business with key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

•	the loss of a key customer, in whole or in part;

•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers reduce order or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.
There is also customer concentration within our segments. For example, over 90% of Lamson Home Products’ net sales are to its top ten customers in the “Do-it-Yourself” home improvement market. These customers’ businesses are dependent on servicing them at high order fill rate levels. In addition, we support them with a significant amount of marketing support through customized packaging and point of purchase materials. We may not be able to increase or sustain our amount of retail shelf space or promotional resources or offer retailers price discounts, and as a result, our sales and results of operations may be adversely affected. Additionally, economic downturns or recessions could force retailers to negotiate better terms of sale, which we may be unable to accept. Retailers may give higher priority to products other than ours, thus reducing their efforts to sell our products.

We may encounter difficulties in expanding our business through strategic alliances and targeted acquisitions.
As part of our business strategy, we have pursued, and may continue to pursue, strategic alliances and targeted acquisition opportunities that we believe would complement our business. Any strategic alliances or targeted acquisitions will be accompanied by the risks commonly encountered in strategic alliances and acquisitions of businesses. We may not be successful in overcoming these risks or any other problems encountered in connection with any of our strategic alliances or acquisitions. For example, depending upon the nature, size and timing of future acquisitions, we may be required to obtain the consent of our senior lenders or raise additional financing, which may not be available to us upon acceptable terms. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize any expected advantages from any completed acquisition. We cannot assure you that we will be successful in entering into any strategic alliance or consummating any acquisition.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
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

Approximate
Manufacturing Facilities	Square Feet

Woodland, California(O)	71,000
High Springs, Florida(O)	110,000
Tennille, Georgia(O)	41,000
Clinton, Iowa(O)	159,000
Mountain Grove, Missouri(O)	36,000
Bowling Green, Ohio(O)	67,000
Oklahoma City, Oklahoma(O)	172,000
Nazareth, Pennsylvania(O)	61,000
Erie, Pennsylvania(L)	56,000
Cranesville, Pennsylvania(L)	10,000
Distribution Centers
Columbia, South Carolina(L)	350,000
Woodland, California(L)	127,000
Fort Myers, Florida(O)	4,000
The above manufacturing facilities were operated at approximately 76.0% of their productive capacity during 2005.

Item 3.	LEGAL PROCEEDINGS
The Company is party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Executive Officers of the Registrant
JOHN B. SCHULZE
Chairman, President and Chief Executive Officer
Executive Officer since January 1988. Age 68.
JAMES J. ABEL
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
Executive Officer since December 1990. Age 59.
NORMAN E. AMOS
Vice President
Executive Officer since February 21, 2001. Vice President Supply Chain Management since August 1, 2000. Manager, Transportation and Logistics with Xerox Corporation July 1995 – July 2000. Age 60.
ALBERT J. CATANI, II
Vice President
Executive Officer since February 27, 1997. Vice President, Manufacturing since August 1995. Age 58.
EILEEN E. CLANCY
Vice President
Executive Officer since January 2, 2002. Vice President, Human Resources since January 2, 2002. Director of Human Resources Development, December 1995 – December 2001. Age 55.
DONALD A. GUTIERREZ
Senior Vice President
Executive Officer since February 26, 1998. Senior Vice President since February 21, 2001. Vice President, Carlon since March 1998. Age 48.
CHARLES W. HENNON
Vice President
Executive Officer since February 25, 1999. Vice President and Chief Information Officer since April 1998. Manager, Business Support Services with Ferro Corporation, 1993 – April 1998. Age 60.
LORI L. SPENCER
Vice President
Executive Officer since February 27, 1997. Vice President and Controller since August 1997. Age 46.
NORMAN P. SUTTERER
Senior Vice President
Executive Officer since February 29, 1996. Senior Vice President since February 18, 2003. Vice President, Lamson Home Products since March 1998. Age 56.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s Common Stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. High and low close prices for the Common Stock are included in Note N to the Consolidated Financial Statements. No dividends were paid in 2005, 2004 or 2003. The approximate number of shareholders of record of the Company’s Common Stock at December 31, 2005 was 1,142.

Item 6.	SELECTED FINANCIAL DATA
FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY

	Fiscal Years Ended

(Dollars in thousands except per share data,	2005	2004	2003	2002	2001
associates and percentages)

Operations:
Net sales	$494,195	$387,139	$340,487	$312,429	$350,914
Operating Income(1)	50,607	17,669	14,658	18,509	6,183
Income (Loss) From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	43,699	9,744	6,131	8,926	(5,443)
Income (Loss) From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	27,395	6,148	3,740	5,026	(3,843)
Income (loss) from discontinued operations, net of income taxes	—	401	(2,738)	—	—
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(46,250)	—

Net Income (Loss)	$27,395	$6,549	$1,002	$(41,224)	$(3,843)

Basic Earnings (Loss) Per Common Share:
Earnings (Loss) from continuing operations before change in accounting principle	$1.91	$0.45	$0.27	$0.36	$(0.28)
Earnings (Loss) from discontinued operations, net of tax	$—	$0.03	$(0.20)	$—	$—
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$(3.36)	$—

Net Earnings (Loss)	$1.91	$0.47*	$0.07	$(2.99)*	$(0.28)
Diluted Earnings (Loss) Per Common Share:
Earnings (Loss) from continuing operations before change in accounting principle	$1.82	$0.43	$0.27	$0.36	$(0.28)
Earnings (Loss) from discontinued operations, net of tax	$—	$0.03	$(0.20)	$—	$—
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$(3.36)	$—

Net Earnings (Loss)	$1.82	$0.46	$0.07	$(2.99)*	$(0.28)

Year-End Financial Position:
Current Assets	$129,197	$100,745	$81,377	$84,764	$94,085
Total Assets	240,007	218,502	208,313	213,705	273,821
Current Liabilities(2)	71,978	131,112	57,026	64,112	62,890
Long-Term Debt(2)	55,026	11,876	82,990	84,350	104,266
Other Long-Term Liabilities	22,704	30,138	29,782	29,067	25,441
Shareholders’ Equity	90,299	45,376	38,515	36,176	81,224

Statistical Information:
Number of associates	1,263	1,189	1,122	1,116	1,115
Market price per share	$25.02	$9.10	$5.50	$3.40	$5.24
Market capitalization	$377,295	$126,371	$75,829	$46,844	$72,195
Gross profit as a % of net sales	20.6%	16.4%	15.9%	19.2%	17.0%
Total operating expenses as a % of net sales	10.4%	11.4%	11.6%	13.3%	14.6%
Operating income as a % of net sales	10.2%	4.5%	4.3%	5.9%	1.8%

(1)	In 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. Operating expenses in 2001 include $4,605 in goodwill amortization.

(2)	In 2004, the Company’s Credit Facility of $75,000 was classified as current as it had a maturity date of August 2005. (See Note C to the Consolidated Financial Statements.)

*	Earnings per share do not sum to total, due to rounding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and footnotes.
Executive Overview
In 2005 the Company experienced solid growth in both telecom and electrical product sales, leading to a record annual net sales level of $494.2 million, almost 28% higher than 2004. The rate of growth slowed slightly to about 20% for shipments of products to support the telecommunication customers’ construction of Fiber-to-the-Premise infrastructure. However, electrical product demand accelerated to a double digit growth rate as residential construction stayed strong and commercial and industrial construction began to have slight growth of around 2-3%.
The Company was significantly impacted by the rising costs of PVC and HDPE resins and compounds. Costs had been steadily increasing throughout the year, much like 2004, but then jumped dramatically by a third in the fourth quarter after the effect of two major Gulf Coast hurricanes were felt. Prices for the Company’s PVC conduit increased by about 80% in the fourth quarter over third quarter 2005 reflecting the higher costs, increased demand and constrained supply.
Transportation continued to be an issue in 2005 which was exacerbated by the hurricane recovery efforts. The Company incurred approximately 21% higher freight rates on average in 2005 due to fuel cost increases and truck availability.
In the second half of 2005 the Company encountered process control, equipment and training issues in its PVC Pipe extrusion plants as the Company attempted to get maximum output from aging equipment. These issues led to higher than normal scrap rates and inefficiencies impacting the results unfavorably by approximately $2.3 million. The Company took corrective actions to address these issues including investing in new extrusion equipment, adding additional quality control professionals and developing more formal training programs for hourly associates. Noticeable improvement in operations is anticipated in the second half of 2006 from these actions.
At the end of the second quarter of 2005, the Company renewed its Credit Facility for an additional five years (see Note C). This lowered the Company’s effective interest rate and provided more flexibility to pursue growth opportunities.
In summary, net income increased to a record $27.4 million in 2005 compared with $6.5 million in 2004 resulting in $1.82 diluted earnings per share in 2005 versus $0.46 diluted earnings per share in 2004.

Results of Continuing Operations
The following table sets forth for the periods indicated certain items from the Consolidated Statements of Operations as a percentage of net sales for years ended:

	2005		2004		2003

(Dollars in thousands)
Net Sales	$494,195	100.0%	$387,139	100.0%	$340,487	100.0%
Cost of products sold	392,580	79.4%	323,455	83.6%	286,300	84.1%

Gross profit	101,615	20.6%	63,684	16.4%	54,187	15.9%
Total operating expenses	51,008	10.4%	44,074	11.4%	39,529	11.6%
Litigation settlement	—	0.0%	1,728	0.4%	—	0.0%
Other expense	—	0.0%	213	0.1%	—	0.0%

Operating income	50,607	10.2%	17,669	4.5%	14,658	4.3%
Interest expense, net	6,908	1.4%	7,925	2.0%	8,527	2.5%

Income from continuing operations before income taxes	43,699	8.8%	9,744	2.5%	6,131	1.8%
Income tax provision	16,304	3.3%	3,596	0.9%	2,391	0.7%

Income from continuing operations	$27,395	5.5%	$6,148	1.6%	$3,740	1.1%

Net sales in 2005 rose by 27.7% or $107.1 million to $494.2 million compared with $387.1 million in 2004. All three business segments recorded growth in net sales of over 20% this year. On an overall basis sales unit volume was up by 11-12% in 2005 while price increases accounted for about 15-16% of the higher net sales levels. The breakdown by product or market is more thoroughly discussed in the segment disclosures. The PVC Pipe segment, assisted by an exceptionally strong fourth quarter, expanded net sales by 41.8%. Carlon continued to see the expansion of product sales to support the telecom infrastructure projects and the initial signs of expansion of commercial construction activity. Lamson Home Products has added to its product offerings and experienced general market growth as the home improvement retail customers continued to expand. All three segments obtained price increases in 2005, recouping realized cost increases.
Net sales for 2004 were $387.1 million compared with $340.5 million in 2003, an increase of 13.7% or $46.6 million. Carlon, which experienced the highest segment net sales growth rate, was favorably impacted by the increased rollouts of telecom customers’ Fiber-to-the-Premise projects. Additional market share growth resulted in the increased net sales in the Lamson Home Products business segment. Price increases instituted to offset rising resin costs were the primary reason for net sales increases in the PVC Pipe segment. Operationally, the Company continues to focus on a key strategic objective of on-time, in-full, error-free delivery of products and services to our customers. This objective is tracked daily to limit the amount of backorders and time to ship. There has been a sustained high level of performance in the Company’s delivery metrics allowing it to obtain opportunities for market share expansion, especially with its electrical distributors and retail customers.
Gross profit in 2005 totaled $101.6 million, or 20.6% of net sales, an increase of $37.9 million, or 59.6%, compared with $63.7 million, or 16.4% of net sales, in 2004. The Company’s key raw materials, PVC and HDPE resins, maintained their upward cost trends, rising by double digits again in 2005. These increases were more than offset by the higher selling price the Company realized. Higher sales volumes this year allowed the Company to improve the capacity utilization in its manufacturing facilities by 4 percentage points and to leverage its distribution operations. Unfavorable impact on the Company’s gross profit came from higher freight costs (21% higher costs per pound shipped) driven by fuel costs and limited transportation equipment availability. Manufacturing variance in 2005 in the PVC extrusion plants included higher scrap rates and operating inefficiencies ($2.3 million) in the second half of the year due to process control, equipment and training issues. Finally, the Company has benefited from approximately $0.7 million in lower medical costs for active associates, due to improved 2005 experience and newly implemented cost controls.
Gross profit increased to $63.7 million, or 16.4% of net sales, in 2004 from $54.2 million, or 15.9% of net sales, in 2003. Raw material costs including PVC resin and compounds, HDPE resin and steel components climbed by more than double-digit percentages in 2004. Many of these increases were passed on during the year as sales price increases, except in the Lamson Home Products business segment. Freight costs also escalated throughout 2004 due to fuel cost increases and driver and equipment shortages, lowering gross margin by 0.2%. The Company was able, as a whole, to maintain and slightly improve gross margins in 2004 compared with 2003 due to higher capacity utilization (72.0% in 2004 versus 68.0% in 2003) at the Company’s manufacturing facilities. This occurred primarily in the HDPE extrusion plants as lines were run to keep up with the improving telecom demand. Lastly, the Company continued to see favorable leveraging of its predominately fixed cost distribution operations, where costs rose by approximately 6.0% while shipping activity increased by almost 10.0%.
Operating income for 2005 was $50.6 million, or 10.2% of net sales, compared with $17.7 million, or 4.6% of net sales, in 2004, an increase of $32.9 million or almost 200%. This improvement comes entirely from higher gross profit while operating expenses increased $6.9 million, or 15.7%, to $51.0 million in 2005 compared with $44.1 million in 2004. The majority of these rising operating expenses came from higher variable selling and marketing expenses ($3.1 million) and incentive compensation ($2.9 million) due to the significant net sales growth and improved operating results, respectively.
Operating income for 2004 was $17.7 million, or 4.6% of net sales, an increase of $3.0 million, or 20.5% over the $14.7 million, or 4.3% of net sales, earned in 2003. This improvement was primarily driven by the growing gross profit. Selling and marketing expenses reflect higher variable selling expenses generated in 2004 by the higher net sales levels. In addition, incentive compensation is approximately $4.0 million higher due to the significantly improved results this year, legal and professional fees exceeded 2003 levels by about $700 thousand from incremental Sarbanes-Oxley compliance efforts and expenditures made to support our announced strategic alternatives review. Partially offsetting these increases were reductions in pension and retiree medical expense totaling $2.0 million and the collection of a previously written off account receivable of $0.3 million. Overall, operating expenses have declined to 11.4% of net sales ($44.1 million) in 2004 from 11.6% of net sales ($39.5 million) in 2003. Included in operating results in 2004 were the net effects of a litigation settlement of $1.7 million (see Note E) and the sale and closure of the Company’s Pasadena, Texas facility (see Note M).
Interest expense continued its downward trend in 2005, declining to $6.9 million from $7.9 million in 2004 and $8.5 million in 2003. Average borrowings in 2005 were $92.0 million, down significantly from $99.5 million and $102.5 million in 2004 and 2003, respectively. The average interest rates were 5.45%, 5.70%, and 6.21% in 2005, 2004 and 2003, respectively. While variable LIBOR rates have increased this year, the Company’s average rate has improved as the Company’s new Credit Facility (see Note C) has a more favorable interest rate spread and has continued to decline in recent quarters as a result of improved leverage ratios.
The income tax provision for 2005 reflects an effective tax rate of 37.3% compared with 36.9% in 2004 and 39.0% in 2003. Approximately half the provision is a non-cash charge due to the Company’s net operating loss carry-forward position. In 2005, the Company reversed $0.2 million of valuation allowance against available general business credits based on continued improved operating results in 2005 and projected operating results in 2006. During 2004, the Company settled certain state tax matters which resulted in a reduction of the current state and local income tax expense by approximately $200,000.
Business Segments
Carlon
The Carlon business segment had net sales in 2005 of $223.5 million, an increase of $39.7 million, or 21.6%, compared with net sales of $183.8 million in 2004. Approximately half of this growth ($20.0 million) comes from increased demand for this segment’s telecom products, mostly HDPE conduit, to support the rollout of Fiber-to-the-Premise projects. Electrical product demand also expanded in 2005 (12%) as residential construction remained strong, while commercial and industrial construction slowly rebounded. The Company rolled out both new and improved electrical products to support this market growth in 2005. Finally, price increases on electrical products, implemented primarily in the first quarter of 2005 in response to the rising PVC costs, represent $6.5 million of the net sales improvement.
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
Gross profit in 2005 for Carlon is approximately 2 percentage points better than in 2004. Price increases implemented early in the year offset the raw material cost increases experienced throughout 2005. Expanded volume of molded and fabricated electrical product and HDPE conduit sales helped increase manufacturing plant utilization and allowed the Company to continue to leverage fixed costs, especially in the distribution operations.
Gross margin expanded throughout 2004 with the higher telecom sales volume and the price increases on electrical products that were realized this year. Plant utilization of the HDPE conduit facilities was about five percentage points higher than 2003. The sales volume increase also helped Carlon realize benefits from leveraging fixed costs, especially in the Company’s distribution centers.
Operating income for Carlon totaled $27.0 million, or 12.1% of net sales, in 2005 compared with $16.8 million, or 9.2% of net sales, in 2004 representing an improvement of $10.2 million, or 60.3%. This increase comes from improved gross profit results as operating expenses rose by $2.8 million in 2005 over the prior year. Operating expenses, in 2005, were impacted by increased variable selling and marketing expenses ($2.6 million) and incentive compensation, while the segment incurred a charge of $864,000 for a litigation settlement in 2004 (see Notes E and L).
Operating income for Carlon was $16.8 million, 9.2% of net sales, in 2004 compared with $11.8 million, 7.7% of net sales, in 2003, an increase of $5.0 million or 42.2%. Included in operating income in 2004 is a charge of approximately $864,000 for this business segment’s share of a litigation settlement (see Notes E and L). The growth in operating income comes primarily from the higher net sales and resultant higher gross margins, which were offset slightly by increased variable selling expenses of $1.4 million.
Lamson Home Products
Net sales for Lamson Home Products reached $105.0 million in 2005 an increase of $18.5 million, or 21.4%, compared with 2004 net sales of $86.5 million. This growth came primarily from underlying market expansion of almost 10% as new and existing home sales, which generate much of the “do-it-yourself” home improvement project demand, were at near record levels this year. In addition, Lamson Home Products continues to expand its product line through innovative new products introduced to current customers ($2.0 million). Finally, in the first quarter of 2005, the segment increased selling prices an average of 9% in order to partially recoup the significant 2004 cost increases of around 15% in PVC and other raw materials.
Net sales in the Lamson Home Products business segment continued its steady rise reaching $86.5 million in 2004, a $5.0 million, or 6.1%, increase over the $81.5 million in net sales level in 2003. The underlying economics of the “do-it-yourself” home improvement market remains very solid; supported by strong existing and new home sales and low interest rates. In addition, the Company has maintained its high level of operational performance this year. The net sales in 2004 include the full year impact of the additional market share obtained in mid-2003 of approximately $2.0 million. Lamson Home Products has added its door chimes product line to a couple of major retail customers in the second half of 2004 impacting net sales by $3.0 million. None of the net sales growth in 2004 is attributable to price increases despite the significant cost increases absorbed in 2004.

Gross margin for Lamson Home Products business segment in 2005 is nominally improved over the 2004 level, as selling price increases were offset by continued PVC compound and other raw material cost increases of over 12% this year.
Lamson Home Products’ segment gross margins were affected unfavorably by the over 15.0% increase in PVC compound cost during 2004. As indicated above, no selling price increases were obtained in 2004 from the retail customer base to offset these cost increases causing an erosion of over 400 basis points of gross margin. In addition, higher distribution expenses were incurred in 2004, $1.9 million, from the substantial increased volume of shipments.
Operating income was $15.0 million, 14.3% of net sales, in 2005 compared with $8.8 million, 10.1% of net sales in 2004. Operating expenses in 2005 were $0.8 million less than the prior year, primarily due to the $864,000 charge for a litigation settlement in 2004. Higher incentive compensation expenses in 2005 were offset by lower product development costs, ($0.3 million), than had been incurred in 2004. Operating income was $8.8 million, 10.1% of net sales in 2004, compared with $13.8 million, 16.9% of net sales, in 2003. The $5.0 million decline in operating income comes primarily from reduced gross margins. In addition, like Carlon, this business segment was charged with $864,000 for its share of a litigation settlement in 2004 (see Notes E and L). Lamson Home Products also incurred higher variable selling expenses, $0.4 million, and product development costs, $0.3 million, to support, the expansion of the chimes and lighting control product lines.
PVC Pipe
Net sales in the PVC Pipe business segment totaled $165.7 million in 2005, an increase of $48.8 million, or 41.8%, over the 2004 net sales of $116.8 million. The fourth quarter of 2005 saw this segment impacted dramatically by hurricanes Katrina and Rita as PVC resin suppliers were forced to declare force majeure thereby constraining the supply of PVC resin to end-market producers. The Company was able to get most of the resin it needed to continue production at a somewhat reduced rate. Demand for conduit products remained strong and backlogs grew to historically high levels. This resulted in shipments in the fourth quarter increasing almost 8% while price per pound was about 92% higher than the prior year fourth quarter. Total volume of pipe pounds shipped for 2005 was up by 3.6% while pricing was an average 38.9% higher compared with 2004.
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
Gross margin expanded in 2005 by approximately 11 percentage points as price increases supported by solid demand out-paced average PVC resin cost increases of 17.3%. This allowed the Company to restore the gross margin level that had eroded in recent years due to higher raw material costs and relatively soft end markets. Higher freight costs negatively impacted this segment’s gross margin as rates were about 25% more than 2004 or $2.2 million more in expense. Finally, in the second half of 2005, the PVC extrusion plants incurred higher than usual scrap rates and operating inefficiencies ($2.3 million) caused primarily by process control, equipment and training issues.
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
The PVC Pipe segment generated $17.5 million of operating income in 2005, or 10.6% of net sales, compared with an operating loss of $1.5 million in 2004. The entire operating income in the current year was earned in the fourth quarter of 2005 as this segment was approximately breakeven through the first three quarters of

2005. Operating expenses were about $1.0 million higher in 2005 compared with 2004 primarily from increased variable selling expenses and incentive compensation.
Operating results for the PVC Pipe business were greatly improved in 2004 compared with 2003. The operating loss was narrowed from a $5.1 million loss, 4.9% of net sales, in 2003 to a $1.5 million loss, 1.3% of net sales, in 2004. This improvement comes primarily from better gross margins as operating expenses have increased this year as a result of higher variable selling expenses.
Liquidity and Capital Resources
The Company’s primary source of liquidity and capital resources is cash generated from operating activities and availability under its Credit Facility.
Cash provided by operating activities more than doubled in 2005 to $29.7 million compared with $11.8 million in 2004 and $9.7 million in 2003. The significantly higher operating cash flow in 2005 came from the much improved operating income levels, which were partially offset by higher accounts receivable carried at the 2005 year-end due to strong fourth quarter net sales. Accounts receivable at the end of 2005 totaled $68.5 million compared with $48.4 million at the end of 2004. Despite this increased balance, days sales outstanding improved slightly at 2005 year-end representing 50.9 days down from 51.1 days and 52.5 days at 2004 and 2003 year-end, respectively.
Inventories at the end of 2005 were higher by $7.1 million, or 19.2%, at $44.0 million, up from the $36.9 million 2004 year-end balance. In 2004, inventory balances rose by $6.7 million. Due to the higher sales levels, especially in the fourth quarter of 2005, and a resin shortage caused by the Gulf Coast hurricanes, inventory turns improved to a record 9.1 times in 2005 from 7.5 times in 2004 and 7.4 times in 2003.
The pounds of PVC resin inventory at December 31, 2005 are approximately 25.0% lower than the prior year as the Company’s resin supply was impacted by resin manufacturers’ force majeur situations. The cost per pound, however, is almost 30.0% higher than such costs at January 1, 2005, which itself had risen by over 30.0% compared with the cost per pound at 2003 year-end. HDPE per pound resin costs in inventory at December 31, 2005 have also increased by about 40% since the beginning of the year.
The inventory increases in 2005 and 2004 were offset by higher accounts payable balances. Due to the timing of the 2002 year-end (December 28, 2002), a number of payments of certain vendor liabilities were made in 2003, primarily resin and lease payments, compared with 2004.
The Company made cash contributions of $7.7 million to support pension and other post-retirement benefit plans in 2005 ($4.1 million in 2004 and $3.0 million in 2003), primarily to defined benefit pension plan trust funds or for retiree medical payments. Included in the 2005 contributions, is a discretionary $4.0 million voluntary contribution to one of its defined benefit pension plans in order to fully fund all qualified pension plans at December 31, 2005, thereby, eliminating $5.3 million of additional minimum pension liability.
The Company’s cash used in investing activities totaled $10.0 million, $5.0 million and $9.4 million in 2005, 2004 and 2003, respectively. Capital expenditures increased this year to $9.8 million after investing $6.4 million in additions in 2004. The current year’s capital expenditures were spent on replacement and upgrading of molds, the modernization of PVC extrusion equipment, and continued manufacturing process automation. In 2004, the Company also received $1.6 million proceeds from the sale of fixed assets, primarily the Pasadena, Texas plant.
The Company’s cash used in financing activities was $19.2 million, $6.6 million and $1.4 million in 2005, 2004 and 2003, respectively. Due to the $29.7 million of cash generated from operations in 2005, the Company was able to pay down $26.9 million in long term debt this year. The Company continues to have substantial credit capacity with availability of around $62.0 million at December 31, 2005. The Company was in compliance with all debt covenants at December 31, 2005 and is expected to maintain compliance throughout the remainder of the term of the agreement. Lastly, in 2005 and 2004, due to the Company’s rising stock prices, the Company received cash proceeds of $7.7 million and $0.6 million, respectively, as 1,184,000 and 121,000 shares, respectively, were issued from the exercise of stock options in the respective years.

Outlook for 2006
Telecom spending in 2005 remained on the upswing increasing by over 20% to support rollouts of Fiber-to-the-Premise projects. Verizon Communications, one of the Company’s key telecom customers plans to pass fiber-optic cable to 3 million homes in 2006, up 50% from the 2 million homes connected in 2005. In addition, it is anticipated that AT & T (formerly SBC) will accelerate their new Fiber-to-the-Premise programs in 2006. Overall, management expects the telecom product sales to grow another 6-9% in 2006.
Residential construction remained very strong in 2005 with housing starts exceeding the 2 million unit mark and new and existing home sales reaching new highs. At the end of the year, home sales activity had begun to moderate as evidenced by a 5-month backlog of houses on the market. With mortgage interest rates remaining stable and unemployment rates remaining less than 5% in 2006, it is anticipated that residential construction will decline only slightly to around 1.8 million units in 2006.
Light commercial and industrial construction began to see some increased activity in the second half of 2005. This demand for facilities to support the residential neighborhoods, institutional construction and the beginning of the Gulf Coast rebuilding effort should support the Company’s estimated growth rate in these markets of 6-7% in 2006.
Due to the damage caused by two hurricanes hitting the Gulf Coast late in the third quarter of 2005, all major PVC resin suppliers declared force majeure. This situation resulted in constrained resin supply and significantly higher resin and transit costs throughout the last four months of this year. The continued demand for conduit products, coupled with material shortages and cost increases, drove the selling price of the Company’s PVC conduit products up dramatically and led to higher than usual backlog and delivery lead times. In early 2006, the resin producers have returned to normal operations and much of the excess backlog has been shipped. It is expected that only slight moderation in resin costs will take place in 2006 as the general global economy is strong, resin producers were operating at over 90% of capacity before the impact of the hurricanes and no significant capacity additions will affect supply until the second half of 2007.
The Company generated almost $30 million in cash from operating activities in 2005. Inventories, however, due to the strong shipments of pipe in the fourth quarter and raw material shortages, are at lower than normal levels and will be replenished before the spring construction season begins in 2006. Capital spending in 2006 is expected to be between $12-15 million as the Company invests in upgrading its extrusion equipment, provides additional automation in all facilities and adds incremental molds and tooling to support market growth and new products. Lastly, management intends to further reduce the debt leverage in 2006 but will also look at potential acquisitions to further grow the business.
In summary, we believe net sales in 2006 will increase in line with our long term target of 8-10% growth. Management also expects to exceed the 2005 comparative earnings levels for each of the first three quarters of 2006, but will not duplicate the extremely strong fourth quarter of 2005 results. For the first quarter of 2006, the Company estimates that net sales will be in a range of $123.0 million to $127.0 million, an increase of 24.5% to 28.5% over the first quarter of 2005. This improved sales level may result in net income of $6.5 million to $7.0 million, or $0.41 to $0.44 per diluted share in the first quarter of 2006.
Critical Accounting Policies
The Company is required to make estimates and judgments in the preparation of its financial statements. These estimates and judgments affect the asset and liability amounts reported, as well as revenues and expenses and other disclosures. The Company routinely reviews these estimates and the underlying assumptions to ensure they are appropriate for the circumstances. Changes in estimates or judgments by management could have a significant impact on the Company’s financial results. The Company believes the following are the most significant accounting policies, which utilize estimates that are inherently uncertain and, therefore, based on management’s judgment.
Accounts Receivable Allowances
The Company maintains allowances against accounts receivable for amounts that may come uncollectible in the future. The Company records reserves for bad debt based on a variety of factors including customer’s operating results and financial condition, the length of time receivables are past due and historical collection experience. If the financial condition of the Company’s customers were to deteriorate, the Company may be required to record additional bad debt allowances. The Company also has a significant volume of customer deductions, as is customary in the retail and electrical product markets. These deductions primarily relate to pricing, freight and shipment quantity discrepancies. The Company strives to resolve these discrepancies on a timely basis to limit the accounts receivable collectibility issues. Estimates are made by management, based primarily on historical experience, as to the collectibility of deductions. Historically, except for the recovery of accounts receivables written off due to bankruptcies, there have not been material changes in estimates to the accounts receivable allowance.
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
Reserves are provided for obsolete and excess inventory by comparing future expected inventory usage to actual quantities on hand. The total reserve at December 31, 2005 is $0.8 million and has remained fairly consistent from year to year. Much of the Company’s products, when scrapped, can be re-ground and the material put back into the manufacturing process. There has not been a significant change in estimates relating to this inventory reserve in the last several years.
Pension and Other Post-Retirement Benefit Plans
The measurement of liabilities related to pension plans and other post-retirement benefits is impacted by management’s assumptions related to discount rates, expected return on plan assets, rate of compensation increases and healthcare trend rates. Variations in the pension plan assumptions including changes in discount rates, actual pension plan asset performance and actual compensation rate increases will either increase or decrease the unamortized actuarial gains or losses, which affects future pension expense. The Company currently has a $31.5 million of unrecognized actuarial loss for its defined benefit pension plans. This is primarily the result of lower discount rates, going from 7.5% in 2000 to 5.7% in 2005, which impacted the funded status by approximately $12.0 million in this time period. The current discount rate was selected by management based on an analysis of interest rates that would be incurred to settle this liability. Another major portion of the unrecognized loss is caused by net asset actuarial loss (actual return was less than the assumed rate of return) of about $14.1 million since 2000. Finally, mortality rates were changed in 2005 to use the latest available information increasing the actuarial loss by $7.3 million. The plans incurred actuarial loss of $35.5 million in 2001 and 2002 reflecting the reduction in stock market equity values. In 2003 through 2005, the Company has experienced $21.4 million of actuarial asset gains as the stock market has rebounded and exceeded management’s expected rate of return. For 2006, the expected rate of return on plan assets is 8.0%, down from 9.5% in 2000. This is the rate of return anticipated by management in the long-term, based on plan asset mix.
The salary rate of increase is estimated to be 4.0% and has over the past few years, been representative of annual increases. Likewise, variations between actual and estimated healthcare trend rates will affect retiree medical expense in the future (See Note D to the Consolidated Financial Statements).
Environmental and Legal Obligations
Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the determination of additional information on the extent and nature of site contamination; and improvements in technology. At December 31, 2005 the Company has $3.6 million accrued for environmental matters at a property sold by the Company in 1981. The liability is reassessed periodically and includes the costs of certain remediation activities which are anticipated to take place over an extended period of time. Based on the current year activity, the Company recognized a $0.2 million change in estimate, increasing this reserve. Historically, there have not been any material changes in estimates (see Note F to the Consolidated Financial Statements). Actual litigation costs can vary from estimates, based on the facts and circumstances and application of laws in individual cases. At December 31, 2005 the Company did not have any unsettled litigation that required accrual. During 2004, the Company settled a patent infringement case with the net effect of the settlement of $1.7 million reflected in the 2004 operating results (see Note E to the Consolidated Financial Statements).
Deferred Tax Assets
As of December 31, 2005, the Company had approximately $14.1 million of net deferred tax assets, including loss carryforwards that expire through 2022 and other temporary differences. Significant factors considered by management in the determination of the probability of the realization of deferred tax assets include historical operating results, estimates of future taxable income, and the extended period of time over which tax deductible goodwill is amortized and other post-retirement medical benefits will be paid. The Company would need to generate approximately $7.0 million in taxable income prior to the expiration of the net operating loss carryforward (2021 to 2022) in order to realize the benefits on its tax return. The Company has never had a net operating loss carryforward expire without being used. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur. At December 31, 2005 the Company had no valuation allowance against its deferred tax assets reflecting management’s assessment that the Company’s $1.1 million general business tax credits will be realized. The valuation allowance of $0.4 million at January 1, 2005 was partially reversed due to the current and expected future years results, with the remainder being utilized as $0.2 million of tax credits expired (unused) in 2005.
Goodwill Valuation
As disclosed in the Company’s consolidated financial statements, the Company has goodwill of $21.4 million, the majority of which relates to the telecom reporting unit in the Carlon business segment. An annual impairment test of goodwill is performed as of the first day of the fourth quarter, or more frequently as conditions warrant. The latest test as of October 2, 2005 resulted in no impairment. The process of evaluating goodwill for impairment involves the determination of the fair value of the telecom reporting unit. Inherent in such fair value determinations, which use both discontinued cash flow and market multiple methodologies, are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material write-down of goodwill.
Off-Balance Sheet Arrangements
The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as “special purpose entities” (SPEs). In the ordinary course of business, the Company leases certain real properties and equipment with unrelated third parties as disclosed in Note C to the Consolidated Financial Statements.

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of December 31, 2005:

	Payment due by period

(Dollars in thousands)	Total	2006	2007 to 2008	2009 to 2010	After

Contractual Obligations:
Long-Term Debt Obligations	$60,801	$5,775	$11,480	$38,300	$5,246
Capital Lease Obligations	—		—	—	—
Operating Lease Obligations	16,416	4,571	7,107	4,011	727
Purchase Obligations	5,000	5,000	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$82,217	$15,346	$18,587	$42,311	$5,973

At December 31, 2005 the Company had purchase commitments of approximately $5.0 million for capital expenditures which will be funded with the Credit Facility.
Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) the continued availability of raw materials and consistent electrical power supplies, (iv) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends and (v) any adverse change in the recovery trend of the country’s general economic condition affecting the markets for the Company’s products. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Raw materials used in the manufacture of the Company’s products include PVC and HDPE resins and compounds. The Company’s financial results could be affected by the availability and changes in prices of these materials. The Company closely monitors its inventory levels and requirements for these materials and utilizes multiple suppliers where possible. The Company does not actively hedge or use derivative instruments in the management of its inventories.
The Company’s Credit Facility obligation bears interest at a variable rate. In order to mitigate the risk associated with interest rate fluctuations, the Company at times enters into interest rate swap agreements. The Company has no interest rate swap agreements in place at the end of 2005.
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
We have audited the accompanying consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 15, 2006

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years

	2005	2004		2003
(Dollars in thousands, except per share data)
NET SALES	$494,195	$387,139		$340,487
Cost of products sold	392,580	323,455		286,300

GROSS PROFIT	101,615	63,684		54,187
Selling and marketing expenses	30,523	26,527		23,787
General and administrative expenses	18,549	15,349		13,831
Research and development expenses	1,936	2,198		1,911

TOTAL OPERATING EXPENSES	51,008	44,074		39,529
Litigation settlement	—	1,728		—
Other expense, net	—	213		—

OPERATING INCOME	50,607	17,669		14,658
Interest expense, net	6,908	7,925		8,527

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	43,699	9,744		6,131
Income tax provision	16,304	3,596		2,391

INCOME FROM CONTINUING OPERATIONS	27,395	6,148		3,740
Income (loss) from discontinued operations, net of income tax of $256 in 2004 and benefit of $1,750 in 2003 (Note G)	—	401		(2,738)

Net Income	$27,395	$6,549		$1,002

BASIC EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$1.91	$0.45		$0.27
Earnings (loss) from discontinued operations, net of tax	—	0.03		(0.20)

NET EARNINGS	$1.91	$0.47	*	$0.07

DILUTED EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$1.82	$0.43		$0.27
Earnings (loss) from discontinued operations, net of tax	—	0.03		(0.20)

NET EARNINGS	$1.82	$0.46		$0.07

*	Earnings per share do not sum to total, due to rounding.
See notes to consolidated financial statements.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years

	2005	2004	2003
(Dollars in thousands)
OPERATING ACTIVITIES

Net income	$27,395	$6,549	$1,002
Adjustments to reconcile net income to cash provided by operating activities:
Loss from discontinued operations	—	—	2,738
Depreciation	8,911	9,140	9,195
Amortization	1,260	1,599	1,599
Gain on sale of property, plant and equipment	—	(933)	—
Deferred income taxes	8,394	3,646	2,280
Change in operating assets and liabilities:
Accounts receivable	(20,116)	(10,195)	(1,510)
Inventories	(7,127)	(6,717)	2,087
Prepaid expenses and other	1,441	313	(689)
Accounts payable	6,730	7,285	(4,281)
Accrued expenses and other current liabilities	2,128	767	(2,041)
Tax benefit from exercise of stock options	6,221	159	—
Pension plan contributions	(5,827)	(1,866)	(1,126)
Other long-term items	309	2,088	457

CASH PROVIDED BY OPERATING ACTIVITIES	29,719	11,835	9,711
INVESTING ACTIVITIES
Net additions to property, plant and equipment	(9,783)	(6,370)	(8,562)
Proceeds from sale of property, plant and equipment	—	1,595	—
Acquisitions and related items	(187)	(250)	(813)

CASH USED IN INVESTING ACTIVITIES	(9,970)	(5,025)	(9,375)
FINANCING ACTIVITIES
Net payments under secured credit agreement	(26,100)	(6,400)	(600)
Payments on other long-term borrowings	(850)	(599)	(772)
Purchase and retirement of treasury stock	—	(205)	—
Exercise of stock options	7,728	609	8

CASH USED IN FINANCING ACTIVITIES	(19,222)	(6,595)	(1,364)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	527	215	(1,028)
Cash and cash equivalents at beginning of year	683	468	1,496

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,210	$683	$468

See notes to consolidated financial statements.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and January 1, 2005

	2005	2004
(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,210	$683
Accounts receivable, net of allowances of $1,827 and $1,522, respectively	68,507	48,391
Inventories, net
Raw materials	5,721	3,504
Work-in-process	6,221	5,160
Finished goods	32,045	28,196

	43,987	36,860
Deferred tax assets	11,806	9,683
Prepaid expenses and other	3,687	5,128

TOTAL CURRENT ASSETS	129,197	100,745
PROPERTY, PLANT AND EQUIPMENT
Land	3,320	3,320
Buildings	25,533	25,130
Machinery and equipment	128,280	119,622

	157,133	148,072
Less allowances for depreciation and amortization	108,300	100,111

Total Net Property, Plant and Equipment	48,833	47,961

GOODWILL	21,441	21,480

PENSION ASSETS	34,369	30,513

DEFERRED TAX ASSETS	2,274	12,255

OTHER ASSETS	3,893	5,548

TOTAL ASSETS	$240,007	$218,502

See notes to consolidated financial statements.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and January 1, 2005

	2005	2004
(Dollars in thousands, except per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$30,943	$24,213
Accrued compensation and benefits	15,327	12,595
Customer volume & promotional accrued expenses	7,719	6,648
Other accrued expenses	7,787	8,509
Taxes	4,427	3,272
Secured Credit Agreement – current	5,000	75,000
Current maturities of long-term debt	775	875

TOTAL CURRENT LIABILITIES	71,978	131,112

LONG-TERM DEBT	55,026	11,876

POST-RETIREMENT BENEFITS AND OTHER
LONG-TERM LIABILITIES	22,704	30,138

SHAREHOLDERS’ EQUITY
Common shares, without par value, stated value of $0.10 per share, authorized 20,000,000 shares; outstanding, 15,079,723 shares in 2005 and 13,886,963 shares in 2004	1,508	1,389
Other capital	90,056	76,130
Retained earnings (deficit)	115	(27,280)
Accumulated other comprehensive loss	(1,380)	(4,863)

Total Shareholders’ Equity	90,299	45,376

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$240,007	$218,502

See notes to consolidated financial statements.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Retained	Interest	Foreign	Minimum	Total
	Common	Other	Earnings	Rate	Currency	Pension	Shareholders’
	Shares	Capital	(Deficit)	Swaps	Translation	Liability	Equity

Balance at December 29, 2002	$1,378	$75,499	$(34,831)	$(1,550)	$(614)	$(3,706)	$36,176
Net income	—	—	1,002	—	—	—	1,002
Other comprehensive income:
Foreign currency translation	—	—	—	—	173	—	173
Minimum pension liability net of $266 tax	—	—	—	—	—	417	417
Interest rate swaps, net of $454 tax	—	—	—	711	—	—	711

Total comprehensive income							2,303
Insurance of 9,537 shares under employee benefit plans	1	35	—	—	—	—	36

Balance at January 3, 2004	$1,379	$75,534	$(33,829)	$(839)	$(441)	$(3,289)	$38,515

Net income	—	—	6,549	—	—	—	6,549
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	70	—	70
Minimum pension liability, net of $661 tax	—	—	—	—	—	(1,034)	(1,034)
Interest rate swaps, net of $429 tax	—	—	—	670	—	—	670

Total comprehensive income							6,255
Issuance of 125,897 shares under employee benefit plans	12	799	—	—	—	—	811
Purchase and retirement of 26,079 shares of treasury stock	(2)	(203)	—	—	—	—	(205)

Balance at January 1, 2005	$1,389	$76,130	$(27,280)	$(169)	$(371)	$(4,323)	$45,376

Net income			27,395				27,395
Other comprehensive income:
Foreign currency translation	—	—	—	—	87	—	87
Minimum pension liability, net of $2,063 tax						3,227	3,227
Interest rate swaps, net of $107 tax	—	—	—	169	—	—	169

Total comprehensive income							30,878
Issuance of 1,192,760 shares under employee benefit plans (includes income tax benefit of $6,221)	119	13,926	—	—	—	—	14,045
Balance at December 31, 2005	$1,508	$90,056	$115	$—	$(284)	$(1,096)	$90,299

See notes to consolidated financial statements.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three fiscal years ended December 31, 2005

NOTE A –	ACCOUNTING POLICIES
Fiscal Year: The Company’s fiscal year end is the Saturday closest to December 31.
Principles of Consolidation and Presentation: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of intercompany items. Certain 2004 and 2003 items have been reclassified to conform with the 2005 financial statement presentation.
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
Property and Depreciation: Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over periods up to 31.5 years. Machinery and equipment is depreciated over periods ranging from 3 years to 15 years. Accelerated methods of depreciation are used for federal income tax purposes. Repair and maintenance costs are expensed as incurred and amounted to $9.9 million, $7.8 million and $7.9 million in 2005, 2004 and 2003, respectively.
Impairment of Long-Lived Assets: The Company in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company would record an impairment charge or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, using undiscounted cash flows, or the useful life has changed. Any impairment would be recognized based on its then fair value. No impairments were incurred in 2003 through 2005.
Goodwill: Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method. Goodwill is no longer amortized, but instead is tested for impairment at least annually (see Note B).
Stock Compensation Plans: At December 31, 2005, the Company has three stock-based employee (and non-employee directors) compensation plans, which are described more fully in Note I. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A –	ACCOUNTING POLICIES – (Continued)
SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

		Fiscal Years

		2005	2004	2003
(Dollars in thousands, except per share data)
Net income	As reported	$27,395	$6,549	$1,002
Total stock-based employee compensation, net of tax		(553)	(504)	(646)

Net income	Pro forma	$26,842	$6,045	$356

Basic earnings per share	As reported	$1.91	$0.47	$0.07
	Pro forma	1.88	0.44	0.03
Diluted earnings per share	As reported	$1.82	$0.46	$0.07
	Pro forma	1.79	0.43	0.03
For pro forma calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2005	2004	2003

Expected volatility	55.5%	57.2%	58.6%
Risk-free interest rates	3.84%	3.79%	2.98%
Average expected life	5 years	5 years	5 years
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123(R) on January 1, 2006.
The impact of adoption of Statement 123(R) is estimated to be an $800,000 to $900,000 reduction in operating income in 2006 based on current levels of share based compensation yet to vest. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions have been disclosed in the consolidated statements of cash flows.
Revenue Recognition: Revenues are derived from sales to unaffiliated customers and are recognized when products are shipped and title has transferred. Cash discounts, volume and price rebates, allowances and promotional costs are estimated based on contractual commitments and experience and are recorded as a reduction in net sales in the period in which the sale is recognized and amounts are earned. In 2003, the Company began paying certain retail customers service commissions directly replacing third party agencies. These commission allowances of $2.9 million in 2005, $2.5 million in 2004 and $1.0 million 2003 have been recorded as reductions in net sales in accordance with Emerging Issues Task Force (EITF) 01-9 “Accounting

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A –	ACCOUNTING POLICIES – (Continued)
for Consideration Given by a Vendor to a Customer or a Reseller to the Vendor’s Products”. Management analyzes historical write-offs, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.
Shipping and Handling Costs: All shipping and handling costs are included in the cost of products sold in the Consolidated Statements of Income.
Advertising: The majority of the Company’s advertising activities are funded by co-operative advertising allowances provided to customers which are accounted for in compliance with EITF 01-9 as a reduction of net sales, and totaled $3.0 million, $2.8 million and $2.4 million in 2005, 2004 and 2003, respectively. The remaining advertising costs of $0.6 million in 2005, $0.7 million in 2004 and $0.8 million in 2003, are expensed as incurred.
Research and Development Costs: Research and Development (R&D) costs consist primarily of Company-sponsored activities to develop new value-added products. R&D costs are expensed as incurred and expenditures were $1.9 million, $2.2 million and $1.9 million in 2005, 2004 and 2003, respectively.
Income Taxes: The Company accounts for income taxes using the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities as measured by applying the enacted statutory tax rates which are expected to be in effect when these differences reverse.
NOTE B – GOODWILL AND INTANGIBLE ASSETS
The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on December 30, 2001 (beginning of fiscal 2002). Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets continue to be amortized over their useful lives.
Annual impairment tests during 2005, 2004 and 2003 have resulted in no impairment being recorded. In each of these years it was determined that the carrying value of the relevant reporting unit was less than its estimated fair value as determined by utilizing various valuation techniques, including discounted cash flow and market multiple approaches. Of the $21.4 million of goodwill remaining on the balance sheet at December 31, 2005, approximately $19.9 million relates to the telecom reporting unit in the Carlon business segment and the remainder is included in the Lamson Home Products business segment.
The Company’s other intangible assets and related accumulated amortization is as follows:

	Non-Compete
(Dollars in thousands)	Agreements	Patents	Total

December 31, 2005
Gross	$6,500	$2,358	$8,858
Accumulated amortization	(6,500)	(1,998)	(8,498)

Net value	$—	$360	$360

January 1, 2005
Gross	$6,500	$2,358	$8,858
Accumulated amortization	(5,552)	(1,686)	(7,238)

Net value	$948	$672	$1,620

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE B – GOODWILL AND INTANGIBLE ASSETS – Continued
All non-compete agreements, which expired in September 2005, were included in the Carlon business segment and the majority of patents are included in the Lamson Home Products business segment. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the three succeeding years will be $0.2 million in 2006 and $0.01 million in 2007 and 2008. The change in goodwill in 2005 is due to the timing of realization of certain tax deductible goodwill.
NOTE C – LONG-TERM DEBT AND COMMITMENTS
Long-term debt consists of the following:

	Fiscal Years

	2005	2004
(Dollars in thousands)
Secured Credit Agreement:
Term	$37,500	$1,705
Revolver	11,400	73,295

	48,900	75,000
Industrial Revenue Bonds	7,775	8,685
Mortgage & Other	4,126	4,066

	60,801	87,751
Less amounts classified as current	5,775	75,875

	$55,026	$11,876

On June 29, 2005 the Company entered into a Second Amended and Restated Credit Agreement (“Credit Facility”) with a consortium of banks led by Harris N.A. The Credit Facility is for a total of $125.0 million, $40.0 million in term debt (payable $1.25 million quarterly) and an $85.0 million revolver and replaces the $110.0 million secured revolving credit facility which was due to expire in August 2005. The Credit Facility is a five-year secured agreement with LIBOR-based pricing plus a spread ranging from 0.875% to 2.0%, depending on the Company’s performance. It contains various restrictive covenants pertaining to maintenance of net worth, certain financial ratios and limitations on the payment of dividends or distributions. The Company, at its sole discretion, may increase the revolver by up to an additional $25.0 million. The average interest rate on the Credit Facility at December 31, 2005 is 5.73%. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $11.9 million under the agreement. Total availability at December 31, 2005, under the Credit Facility, approximates $62.0 million. The Company was in compliance with all debt covenants at December 31, 2005 and is expected to maintain compliance throughout the remainder of the term of the Credit Facility. The Company’s leverage ratio at the 2005 year-end, was just above 1.0, which will be reflected in a 25 basis point decline in the Credit Facility interest rate during the first quarter 2006.
The Company’s Industrial Revenue Bond financings include several issues due in annual installments from 2006 through 2023 with interest at variable rates. The weighted average rate for these bonds at December 31, 2005 was 3.46%. When consideration is given to the cost of related letters of credit, the effective weighted-average interest rate is 4.71% at December 31, 2005. The mortgage on the Company’s headquarters is payable in equal monthly installments of $26,000 through 2012 with interest at prime rate plus .25% (7.5% at December 31, 2005).

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE C – LONG-TERM DEBT AND COMMITMENTS – Continued
The aggregate minimum combined maturities of long-term debt for the year 2007 through 2010 are approximately $5,988,000, $5,492,000, $5,502,000 and $32,798,000, respectively, with $5,246,000 due thereafter.
During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, which effectively fixed interest rates on its variable rate debt at 5.41% and 5.48%, plus the Company’s risk premium of 1.5% to 4.0%, which were then in effect. These transactions expired in August 2005. The Company has not entered into any subsequent interest rate swap agreements in 2005.
Interest paid was $5,683,000, $6,468,000 and $8,609,000 in 2005, 2004 and 2003, respectively.
Rental expense was $6,217,000, $5,848,000 and $5,620,000 in 2005, 2004 and 2003, respectively. Aggregate future minimum payments related to non-cancelable operating leases with initial or remaining terms of one year or more for the years 2006 through 2010 are approximately $4,571,000, $3,826,000, $3,281,000, $2,378,000 and $1,633,000, respectively, with $727,000 due thereafter.
NOTE D – PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The Company sponsors several qualified and non-qualified pension plans and other post-retirement benefit plans for its current and former employees and non-employee directors. As of January 1, 2003 the Company eliminated the salary defined benefit plan for future new employees. This action makes all pension and other post-retirement benefit plans closed to new entrants. As of April 2004 the Company assumed certain post-retirement medical and life insurance benefits of YSD Industries, Inc. (“YSDI”), a business which the Company sold in 1988 (see Note G).
The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over each of the two years in the period ended December 31, 2005 and a statement of the funded status at both years’ end:

	Pension Benefits		Other Benefits

	2005	2004	2005	2004
(Dollars in thousands)
Change in Benefit Obligation
Obligation at beginning of year	$88,310	$81,242	$16,204	$18,800
Service cost	1,496	1,192	1	7
Interest cost	4,849	4,874	694	917
Plan participants’ contribution	—	—	858	613
Plan amendment	—	—	(1,316)	(3,174)
Actuarial loss (gain)	6,657	7,451	545	(1,604)
Assumption of YSDI benefits (see Note G)	—	—	—	3,521
Benefits paid	(6,357)	(6,449)	(2,763)	(2,876)

Obligation at end of year	$94,955	$88,310	$14,223	$16,204

The actuarial losses reflected for pension benefits in 2004 related primarily to lower discount rates. The actuarial losses for pension and other benefits in 2005 primarily reflect the change to more current mortality rates. Other benefits were reduced in 2005 by $1.3 million as current hourly retirees were required to co-pay a portion of the premiums. Other benefits were reduced in 2004 by $3.2 million for plan amendments that capped the Company’s payments for all current and future salaried retiree medical reimbursements.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D –	PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS – Continued
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the effects of the subsidy resulted in a $0.6 million reduction of the accumulated post-retirement benefit obligation and is reflected as an actuarial gain in 2004 in the table above.

	Pension Benefits		Other Benefits

	2005	2004	2005	2004
(Dollars in thousands)
Change in Plan Assets
Fair value of plan assets at beginning of year	$75,790	$72,362	$—	$—
Actual return on plan assets	16,179	8,011	—	—
Employer contributions	5,827	1,866	1,905	2,263
Plan participants’ contributions	—	—	858	613
Benefits paid	(6,357)	(6,449)	(2,763)	(2,876)

Fair value of plan assets at end of year	$91,439	$75,790	$—	$—

Plan assets include 495,856 and 860,856 shares of the Company’s common stock with a fair market value of $12.4 million and $7.8 million at December 31, 2005 and January 1, 2005, respectively.
The pension plan weighted-average asset allocation at year ended 2005 and 2004 and target allocation for 2006 are as follows:

		Plan Assets
	Target
Asset Category	2006	2005	2004

Equity securities	70.0%	80.0%	72.3%
Debt securities	28.0%	14.6%	26.8%
Other	2.0%	5.4%	0.9%

	100.0%	100.0%	100.0%

The 2005 Other Plan Assets include cash of $4.0 million, which was contributed by the Company at year-end and remained uninvested.
The Company’s defined benefit plan assets are managed by institutional investment managers who have been selected based upon their respective investment discipline and historical performance. The asset allocation has had a strong bias towards equities because of their higher investment return potential compared with fixed income alternatives. The participants in the defined benefit plans total approximately 3,400 at the beginning of 2005 of which approximately 47.0% are retired and receiving benefit payments. In order to maintain an appropriate funding level, the Company accepted the higher risk associated with equities in order to achieve higher return levels over the long-term. As the participant base gets closer to retirement the Company anticipates that the asset allocation will be modestly reallocated to less equity and more fixed income debt securities.
The Company expects to contribute $0.8 million to $1.3 million to its defined benefit pension plans in 2006.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D –	PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS – Continued
The expected benefit payments for the Company’s benefits plans are as follows:

	Pension	Other
	Plans	Benefits
(Dollars in thousands)
2006	$6,555	$1,803
2007	6,970	1,786
2008	6,389	1,760
2009	6,517	1,714
2010	6,396	1,648
2011 through 2015	33,187	4,329
The other benefit payments are net of approximately $185,000 in anticipated Medicare Part-D subsidies per year beginning in 2006.

	Pension Benefits		Other Benefits

	2005	2004	2005	2004
(Dollars in thousands)
Funded Status
Fund status at end of year	$(3,516)	$(12,520)	$(14,223)	$(16,204)
Unrecognized actuarial loss	31,504	36,739	3,666	3,257
Unrecognized transition (asset)	(812)	(900)	—	—
Unrecognized prior service cost (gain)	294	330	(3,954)	(3,237)

Net amount recognized at end of year	$27,470	$23,649	$(14,511)	$(16,184)

The pension benefits table above provides information relating to the funded status of all defined benefit pension plans on an aggregated basis. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $7.4 million, $7.3 million and $0 million, respectively, as of December 31, 2005 and $38.8 million, $33.8 million and $19.7 million, respectively, as of January 1, 2005.
The following table provides the amounts recognized in the consolidated balance sheets for both years:

	Pension Benefits		Other Benefits

	2005	2004	2005	2004
(Dollars in thousands)
Prepaid benefit cost	$34,369	$30,513	$—	$—
Accrued benefit liability	(8,696)	(14,111)	(14,511)	(16,184)
Intangible asset	—	160	—	—
Accumulated other comprehensive income, before tax	1,797	7,087	—	—

	$27,470	$23,649	$(14,511)	$(16,184)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D –	PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS – Continued
The assumptions used in the calculation of amounts recognized for the Company’s benefit plans at December 31, 2005 and January 1, 2005 were:

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Discount rate	5.70%	5.70%	5.50%	5.40%
Expected return on plan assets	8.5%	8.5%	—	—
Rate of salary increase	4.0%	4.0%	—	—
The return on pension plan assets for 2006 will be lowered to 8.0%. The expected long-term rate of return on assets is determined by considering historical rates of return, the weighting of plan assets by investment group, targeted weighting of assets and the current return trends.
For measurement purposes, a 10.0% average healthcare cost trend rate was used for 2005 (10.0% in 2004). The rate is assumed to decline gradually each year to an ultimate rate of 5.0% in 2011 and thereafter. A 1.0% change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
(Dollars in thousands)
Net periodic benefit cost	$38	$(33)
Accumulated post-retirement benefit obligation	$897	$(794)
The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003
(Dollars in thousands)
Service cost	$1,496	$1,192	$1,069	$1	$7	$9
Interest cost	4,849	4,874	5,044	694	917	1,168
Expected return on assets	(6,251)	(5,945)	(5,402)	—	—	—
Net amortization and deferral	1,912	1,555	2,412	(463)	(297)	186
Defined contribution plan	1,045	1,080	938	—	—	—

	$3,051	$2,756	$4,061	$232	$627	$1,363

In addition to the defined benefit plans described above, the Company also sponsors a defined contribution plan, which covers substantially all full-time associates. The Company’s matching contribution is a minimum of 50.0% of voluntary employee contributions of up to 6.0% of wages.
NOTE E – LITIGATION
On September 17, 2004, the Company announced the settlement of litigation regarding the Company’s alleged infringement of a patent held by Intermatic Incorporated of Spring Grove, Illinois. The settlement was arrived at through a mediation process. The net effect of that settlement ($1.7 million) has been reflected in the 2004 operating results. A final cash payment of $1.0 million was made in the first quarter 2005.
The Company is party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE F – ENVIRONMENTAL
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
During 1999, the Company reached a settlement on litigation involving environmental matters related to a business sold by the Company in 1981 whereby the Company agreed to incur costs of certain remediation activities, which will occur over the next six years. Management’s current estimates (undiscounted) of the costs, $3.6 million, are accrued primarily in other long-term liabilities. This estimate is based on the review of a study performed in 2004 which resulted in a change in estimate of a $200,000 increase in the liability in the current year as containment projects completed in 2005 slightly exceeded previous estimates. Environmental remediation estimates are subject to change because of changes in laws, regulations and their interpretations; additional information on the extent and nature of site contamination; and improvements in technology. Management anticipates about $0.3 million will be spent in 2006. The majority of the remaining costs, $2.5 million, is expected to be spent to demolish the current building and remove and replace portions of the soil as scheduled in 2010 and 2011.
NOTE G – DISCONTINUED OPERATIONS
As of the end of the first quarter of 2004 the Company was informed that YSD Industries Inc. (“YSDI”), a business which the Company sold in 1988, was selling the assets of the business and would be unable to fund (defaulted on its obligations) certain post-retirement medical and life insurance benefits, for which the Company was contingently liable. The Company had recorded a net charge ($2.7 million after tax) at the 2003 year-end reflecting the actuarial calculation of this estimated liability for payments to certain eligible participants through February 2011 when the Company’s obligation will end and to write-off notes (cash advances) to YSDI in 2003. As a result of YSDI’s asset sale in 2004, the Company was able to realize payment of $668,000 for these notes receivable that had been previously written off as uncollectible in 2003. The net impact of this recovery, $401,000 (net of tax), has been recorded as income from discontinued operations in 2004.
NOTE H – COMMON, PREFERRED, PREFERENCE STOCK
The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at December 31, 2005 or January 1, 2005. The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value (“Series II Preference Stock”), which relates to the Rights Agreement, dated as of September 8, 1998 (as amended May 5, 2005), between the Company and National City Bank (the “Rights Agreement”). The 2005 amendment changed beneficial ownership from 15% to 20%.
Under the Company’s Rights Agreement, each shareholder has the right to purchase from the Company one one-hundredth of a share of the Series II Preference Stock, subject to adjustment, upon payment of an exercise price of $44.75. The Rights will become exercisable only after a person or group acquires beneficial ownership of or commences a tender or exchange offer for 20.0% or more of the Company’s Common Shares. Rights held by persons who exceed that threshold will be void. In the event that a person or group acquires beneficial ownership of 20.0% or more of the Company’s Common Shares, or a 20.0% shareholder merges into or with the Company or engages in one of a number of self-dealing transactions, each Right would entitle its holder to purchase a number of the Company’s Common Shares (or, in certain cases, common stock of an acquirer) having a market value of twice the Right’s exercise price. The Company’s Board of Directors may, at its option, redeem all Rights for $0.01 per Right, generally at any time prior to the Rights becoming

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE H – COMMON, PREFERRED, PREFERENCE STOCK – Continued
exercisable. The Rights will expire on September 20, 2008, unless earlier redeemed, exchanged or amended by the Board of Directors.
NOTE I – STOCK COMPENSATION PLANS
The Company’s Non-Employee Directors Stock Option Plan expired on April 22, 2004. At December 31, 2005, there were options outstanding under the Plan representing 60,000 shares of the Company’s Common Stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through May 5, 2013.
On May 5, 1998, the Company’s 1988 Incentive Equity Performance Plan expired. At December 31, 2005, there were options outstanding under the Plan representing 159,500 shares of the Company’s Common Stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through February 26, 2008.
Under the 1998 Incentive Equity Plan, the Company is authorized to issue 2,570,000 incentive stock options (ISOs), non-qualified stock options; stock appreciation rights (SARs) and restricted or deferred stock. Stock options generally become exercisable, in part, one year after date of grant and expire at the end of ten years. At December 31, 2005, under this Plan, a total of 180,587 shares were available for future grant.
A summary of the status of the Company’s three stock compensation plans as of December 31, 2005, January 1, 2005 and January 3, 2004, and changes during the respective years then ended, is presented below:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
(Shares in thousands)
Outstanding at beginning of year	2,670	$6.26	2,613	$6.21	2,359	$6.68
Granted	310	9.69	322	6.48	417	3.47
Exercised	(1,184)	6.53	(121)	5.06	(2)	4.63
Forfeited	(10)	8.57	(144)	6.87	(161)	6.00

Outstanding at end of year	1,786	$6.67	2,670	$6.26	2,613	$6.21

Options exercisable at year-end	1,204	$6.14	2,028	$6.64	1,904	$6.93
Weighted-average fair value of options granted during the year		$5.01		$3.40		$1.83
The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Exercise Prices	at 12/31/05	Contractual Life (Yrs)	Exercise Price	at 12/31/05	Exercise Price

$3-5	617,091	5.89	$4.03	533,427	$4.12
5-8	631,583	5.56	$6.67	442,749	$6.76
8-11	537,500	7.25	$9.68	227,500	$9.67

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE I – STOCK COMPENSATION PLANS – Continued)
The Company has deferred compensation plans that provide both certain executive officers and directors of the Company with the opportunity to defer receipt of bonus compensation and director fees, respectively. The Company funds these deferred compensation liabilities by making contributions to certain Rabbi Trusts which invest exclusively in the Company’s common shares. In accordance with Emerging Issues Task Force (EITF) 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” both the trust assets and the related obligation are recorded in equity at cost and offset each other. There was a total of 287,000 common shares at December 31, 2005 (282,000 at January 1, 2005) with a cost of $1.6 million ($1.5 million at January 1, 2005). Fair market value of the shares was $7.2 million at December 31, 2005 ($2.6 million at January 1, 2005).
NOTE J – EARNINGS PER SHARE CALCULATION
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Years

	2005	2004	2003
(Dollars and shares in thousands, except per share data)
Basic Earnings Per Share Computation
Net Income	$27,395	$6,549	$1,002

Average Common Shares Outstanding	14,311	13,815	13,785

Basic Earnings Per Share	$1.91	$0.47	$0.07

Diluted Earnings Per Share Computation
Net Income	$27,395	$6,549	$1,002

Basic Shares Outstanding	14,311	13,815	13,785
Stock Options Calculated Under the Treasury Stock Method	723	349	109

Total Shares	15,034	14,164	13,894

Diluted Earnings Per Share	$1.82	$0.46	$0.07

There were approximately 392,000 and 1,893,000 stock options, respectively, excluded from the diluted earnings per share computations for 2004 and 2003, respectively, due to the anti-dilutive effect of such options.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE K – INCOME TAXES
Components of the income tax provision reflected in the consolidated statements of operations are as follows:

	Fiscal Years

	2005	2004	2003
(Dollars in thousands)
Current:
Federal	$6,711	$92	$22
State and local	1,199	(142)	89

	7,910	(50)	111
Deferred:
Federal	7,709	3,233	1,988
State and local	685	413	292

	8,394	3,646	2,280

Total	$16,304	$3,596	$2,391

During 2004, the Company settled certain state tax matters which resulted in a reduction of the current state and local income tax expense by approximately $0.2 million.
During 2005, the Company recognized a tax benefit (reflected in shareholders’ equity) amounting to $6.2 million relating to exercise of certain non-qualified stock options.
The components of deferred taxes included in the consolidated balance sheets as of December 31, 2005 and January 1, 2005 are as follows:

	Fiscal Years

	2005	2004
(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards (Federal & State)	$2,570	$9,710
Goodwill	8,493	9,788
Other accruals, credits and reserves	6,418	7,265
General business and alternative minimum tax credits	5,755	2,267
Post-retirement benefits other than pensions	5,079	5,664

Total deferred tax assets	28,315	34,694
Less valuation allowance	—	(370)

Total deferred tax assets	28,315	34,324
Deferred tax liabilities:
Tax in excess of book depreciation	5,275	6,579
Pensions	8,960	5,807

Total deferred tax liabilities	14,235	12,386

Total net deferred tax assets	$14,080	$21,938

The Company has available federal net operating loss carryforwards totaling approximately $7.0 million, which expire in 2021 and 2022. The Company also has available general business tax credit carryforwards of $1.1 million, which expire through 2018 and alternative minimum tax credit carryforwards of approximately $4.7 million, which may be carried forward indefinitely. During 2005, the Company reversed $.2 million of

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE K – INCOME TAXES – Continued
valuation allowance against available general business credits based on continued improved operating results in 2005 and projected operating results for 2006 and thereafter. Approximately $.2 million of the valuation allowance at January 1, 2005 was utilized in 2005 against certain expiring business tax credit carryforwards.
The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

	Fiscal Years

	2005	2004	2003
(Dollars in thousands)
Tax expense at statutory rates	$15,295	$3,410	$2,146
Adjustment due to:
Change in valuation allowance	(199)	—	—
State and local income taxes	779	(92)	58
Other	429	278	187

	$16,304	$3,596	$2,391

Income tax paid in 2005, 2004 and 2003 were $2,742,000, $559,000 and $121,000, respectively.
NOTE L – BUSINESS SEGMENTS
The Company’s reportable segments are as follows:
Carlon – Industrial, Residential, Commercial, Telecommunications and Utility Construction: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), and telephone and telecommunications companies. The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of enclosures, electrical outlet boxes and fittings. Examples of the applications for the products included in this segment are multi-cell duct systems and HDPE conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.
Lamson Home Products – Consumer: The major customers served are home centers and mass merchandisers for the “do-it-yourself” (DIY) home improvement market. The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, door chimes and lighting controls.
PVC Pipe: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer, power utility and sewer markets. The electrical and telecommunications conduit is made from PVC resin and is used to protect wire or fiber optic cables supporting the infrastructure of power or telecommunications systems.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE L – BUSINESS SEGMENTS – Continued

	2005	2004	2003
(Dollars in thousands)
Net Sales
Carlon	$223,500	$183,800	$154,090
Lamson Home Products	105,039	86,510	81,514
PVC Pipe	165,656	116,829	104,883

	$494,195	$387,139	$340,487

Operating Income (Loss)
Carlon	$26,980	$16,836	$11,840
Lamson Home Products	15,021	8,776	13,766
PVC Pipe	17,475	(1,502)	(5,119)
Corporate Office	(8,869)	(6,228)	(5,829)
Other Expense, Net (see Note M)	—	(213)	—

	$50,607	$17,669	$14,658

Depreciation and Amortization
Carlon	$4,596	$5,342	$6,801
Lamson Home Products	1,842	1,881	1,722
PVC Pipe	3,733	3,516	2,271

	$10,171	$10,739	$10,794

Identifiable Assets
Carlon	$86,858	$77,473	$79,900
Lamson Home Products	38,286	34,190	30,065
PVC Pipe	57,985	44,650	34,232
Corporate Office (includes deferred taxes and pension assets)	56,878	62,189	64,116

	$240,007	$218,502	$208,313

The net effect of a litigation settlement of $1.7 million has been charged in equal amounts to the operating income of the Carlon and Lamson Home Products segments in 2004 (see Note E).
Substantially all sales are made within North America. Net sales to a single customer within the Carlon and PVC Pipe segments totaled approximately 12.6% in 2005, 11.0% in 2004 and 14.0% in 2003 of consolidated net sales. Net sales to a single customer within the Lamson Home Products segment totaled approximately 10.2% in 2003 of consolidated net sales.
NOTE M – SALE OF ASSETS
As of January 3, 2004, the Company intended to vacate one of its manufacturing facilities and proceed with its efforts to sell the property during 2004. The asset had been written down in 2001 to its then estimated fair value. In the first quarter of 2004, the Company sold the manufacturing facility located in Pasadena, Texas for net proceeds of $1.5 million, realizing a gain on the sale of $924,000. The Company relocated production equipment at this facility to other Lamson & Sessions facilities, incurring approximately $1.1 million in severance, training, moving and other costs as detailed below. The net expense for this facility rationalization of $213,000 is classified as other expense in 2004. At January 1, 2005 a $436,000 liability remained for

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE M – SALE OF ASSETS – Continued
severance payments. All severance payments were made by the end of the second quarter of 2005. This plant sale affected 40 employees, all of whom left the Company by December 31, 2004.

		Training, Moving
	Severance	and Other Costs	Total
(Dollars in thousands)
2004 charges	$587	$550	$1,137
Payments in 2004	(151)	(550)	(701)

Balance at January 1, 2005	$436	$—	$436
Payments in 2005	(436)	—	(436)

Balance at December 31, 2005	$—	$—	$—

NOTE N – SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

					Basic Earnings (Loss)		Diluted Earnings (Loss)
					Per Common Share		Per Common Share		Closing
									Market Price
			Income From		Income From		Income From	Net	Per Share
	Net	Gross	Continuing	Net	Continuing	Net	Continuing	Income
	Sales (1)	Profit	Operations	Income	Operations	Income	Operations	(Loss)	High	Low

Fiscal 2005:
First quarter(2)	$98,792	$16,977	$2,204	$2,204	$0.16	$0.16	$0.15	$0.15	$10.17	$8.75
Second quarter	124,010	23,015	5,227	5,227	0.37	0.37	0.35	0.35	12.07	9.15
Third quarter	128,052	22,908	5,353	5,353	0.37	0.37	0.35	0.35	18.32	12.40
Fourth quarter(3)	143,341	38,715	14,611	14,611	0.99	0.99	0.93	0.93	30.80	17.30

Total	$494,195	$101,615	$27,395	$27,395	$1.91*	$1.91*	$1.82*	$1.82*
Fiscal 2004:
First quarter(2)	$82,995	$13,318	$1,299	$1,700	$0.09	$0.12	$0.09	$0.12	$5.93	$4.91
Second quarter	102,148	18,278	2,745	2,745	0.20	0.20	0.19	0.19	8.30	5.95
Third quarter	104,919	17,099	833	833	0.06	0.06	0.06	0.06	9.59	6.80
Fourth quarter(3)	97,077	14,989	1,271	1,271	0.09	0.09	0.09	0.09	10.48	8.68

Total	$387,139	$63,684	$6,148	$6,549	$0.45*	$0.47	$0.43	$0.46

*	Earnings per share were computed on a stand-alone quarterly basis for each respective quarter. Therefore, the sum of the Basic and Diluted Earnings Per Common Share in 2005 and Basic Earnings Per Common Share From Continuing Operations in 2004 do not equal the respective year’s total due to rounding.

(1)	In the fourth quarter of 2004, the Company reclassified certain co-operative advertising and service commission arrangements reducing net sales and gross profit with no impact on income from continuing operations. All previous quarters have been restated to reflect this reclassification. (see Note A).

(2)	The Company recorded income from discontinued operations of $401, net of tax, during the first quarter of 2004 (see Note G).

(3)	Net income in the fourth quarter of 2004 was increased by $0.4 million due to certain year-end adjustments affecting selling and marketing and general and administrative expenses.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)

	Balance at	Charged to	Deductions		Balance at
	Beginning of	Costs and	and		End of
Description	Period	Expenses	Other		Period

Year Ended December 31, 2005
Allowances deducted from assets:
Trade receivable allowances	$1,522	$8,794	$8,489	(A)	$1,827
Inventory obsolescence reserve	748	883	851	(B)	780
Other current and long-term assets	450	—	—		450
Accounts and loss reserves included in current and long-term liabilities	4,330	208	983	(C)	3,555

Year Ended January 1, 2005
Allowances deducted from assets:
Trade receivable allowances	$1,532	$6,493 *	$6,503	*(A)	$1,522
Inventory obsolescence reserve	582	1,063	897	(B)	748
Other current and long-term assets	520	—	70		450
Accounts and loss reserves included in current and long-term liabilities	4,747	(200)	217	(C)	4,330

Year Ended January 3, 2004
Allowances deducted from assets:
Trade receivable allowances	$1,924	$6,143 *	$6,535	*(A)	$1,532
Inventory obsolescence reserve	747	596	761	(B)	582
Other current and long-term assets	466	—	(54)		520
Accounts and loss reserves included in current and long-term liabilities	4,962	—	215	(C)	4,747

Note A – Principally cash discounts taken by customers.
Note B – Principally the disposal of obsolete inventory.
Note C – Principally payments on environmental obligations for previously-owned businesses (see Note F).
* Amounts were reclassified (gross presentation) to be consistent with 2005.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ John B. Schulze

John B. Schulze
Chairman of the Board, President and Chief Executive Officer

/s/ James J. Abel

James J. Abel
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

/s/ Lori L. Spencer

Lori L. Spencer
Vice President and Controller
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

Report Of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
The Lamson & Sessions Co.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Lamson & Sessions Co. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Lamson & Sessions Co. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that The Lamson & Sessions Co. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Lamson & Sessions Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005 and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 15, 2005

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors.

The information set forth under the caption “Election of Directors,” “Audit Committee Financial Expert” and “Standing Committees of the Board of Directors — The Audit Committee” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 2006 is hereby incorporated by reference.

(b)	Executive Officers — See Part I.

(c)	Compliance with Section 16(a) of the Exchange Act.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 2006 is hereby incorporated by reference.

(d)	Code of Ethics.

The information set forth under the caption “Code of Ethics” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 2006 is hereby incorporated by reference.

Item 11.	EXECUTIVE COMPENSATION
The information set forth under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 2006 is hereby incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions “Ownership of the Company’s Common Shares,” “Election of Directors” a “Security Ownership of Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 2006 is hereby incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
During the past fiscal year, the Company, in the normal course of business, utilized the services of the law firm of Jones Day, in which Mr. Coquillette, a director of the Company, is a partner. The Company plans to continue using the services of the firm in 2006.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption “Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 2006 is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report: Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

1.	Financial Statements

Consolidated Statements of Income for Fiscal Years Ended 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for Fiscal Years Ended 2005, 2004 and 2003.

Consolidated Balance Sheets at December 31, 2005 and January 1, 2005.

Consolidated Statements of Shareholders’ Equity for Fiscal Years Ended 2005, 2004 and 2003.

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
           (b) Exhibits — See 15(a) 3.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2006.

THE LAMSON & SESSIONS CO.

By	/s/ James J. Abel

James J. Abel
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 16, 2006.

Signature	Title

/s/ John B. Schulze John B. Schulze	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ James J. Abel James J. Abel	Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Lori L. Spencer Lori L. Spencer	Vice President and Controller (Principal Accounting Officer)

/s/ James T. Bartlett* James T. Bartlett	Director

/s/ Francis H. Beam, Jr.* Francis H. Beam, Jr.	Director

/s/ Martin J. Cleary* Martin J. Cleary	Director

/s/ William H. Coquillette* William H. Coquillette	Director

/s/ John C. Dannemiller* John C. Dannemiller	Director

/s/ George R. Hill* George R. Hill	Director

/s/ A. Malachi Mixon, III* A. Malachi Mixon, III	Director

/s/ D. Van Skilling* D. Van Skilling	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.
February 24, 2006

By	/s/ James J. Abel

James J. Abel,
Attorney-in-fact

EXHIBIT INDEX
Management Contracts and Compensatory Plans required to be filed pursuant to Item 15 of Form 10-K are identified with an asterisk (*).

Exhibit No.	Description of Document

3(a)	Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-32875) filed with the Securities and Exchange Commission on August 5, 1997).

3(b)	Amended Code of Regulations of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “First Quarter 2001 Form 10-Q”)).

4(a)	Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

4(b)	Rights Agreement, dated as of September 8, 1998 (the “Rights Agreement”), by and between the Company and National City Bank (the “Rights Agent”) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).

4(c)	Amendment No. #1 to Rights Agreement, dated as of May 5, 2005, between the Company and the Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement or Form 8-A/A filed with the Securities and Exchange Commission on May 5, 2005).

*10(a)	Form of Three-Year Executive Change-in-Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(b)	Form of Two-Year Executive Change-in-Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(c)	Form of Amendment to two-year and three-year Executive Change-in-Control Agreements between the Company and certain executive officers (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

*10(d)	Form of One-Year Change-in-Control Agreement between the Company and certain key employees (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 (the “2004 Form 10-K”)).

*10(e)	Form of Amendment to One-Year Change-in-Control Agreement between the Company and certain key employees (incorporated by reference to Exhibit 10(e) to the 2004 Form 10-K).

*10(f)	Form of Indemnification Agreement between the Company and each of the directors and certain officers (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

10(g)	Second Amended and Restated Credit Agreement, dated June 29, 2005, by and among the Company, the Company’s subsidiaries, the lenders party thereto, National City Bank and JPMorgan Chase Bank, N.A., as co-syndication agents, LaSalle Bank National Association, as documentation agent and Harris N.A., as administrative agent (incorporated by reference to Exhibit 10 (a) to the Company’s Form 8-K, filed with the Securities and Exchange Commission on July 5, 2005).

*10(h)	Form of Amended and restated Supplemental Executive Retirement Agreement dated as of March 20, 1990 between the Company and certain of its executive officers (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 30, 1995).

*10(i)	First Amendment to The Lamson & Sessions Co. Amended and Restated Supplemental Retirement Agreement, effective January 1, 2000 (incorporated by reference to Exhibit 10(ak) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(j)	The Lamson & Sessions Co. Supplemental Pension Plan, effective February 23, 2000 (incorporated by reference to Exhibit 10(q) to the 2004 Form 10-K).

Exhibit No.	Description of Document

*10(k)	1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998) (incorporated by reference to Exhibit 4(c) of the Company’s Registration Statement on Form S-3 (Registration No. 333-65795) filed with the Securities and Exchange Commission on October 16, 1998).

*10(l)	Amendment No. 3 to The Lamson & Sessions Co. 1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998) (incorporated by reference to Exhibit 10(am) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(m)	Amendment No. 4 to The Lamson & Sessions Co. 1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998), dated as of October 19, 2000 (incorporated by reference to Exhibit 10(d) to the First Quarter 2001 Form 10-Q).

*10(n)	Form of two-year non-qualified stock option agreement under the Company’s 1988 Incentive Equity Performance Plan (incorporated by reference to Exhibit 10(e) to the Third Quarter 2001 Form 10-Q).

*10(o)	Form of three-year non-qualified stock option agreement under the Company’s 1988 Incentive Equity Performance Plan (incorporated by reference to Exhibit 10(f) to the Third Quarter 2001 Form 10-Q).

*10(p)	1998 Incentive Equity Plan (as amended and restated as of April 30, 2004) (incorporated by reference to Appendix B of the Company’s Proxy Statement dated March 29, 2004).

*10(q)	Form of two-year non-qualified stock option agreement under the Company’s 1998 Incentive Equity Plan (incorporated by reference to Exhibit 10(c) to the Third Quarter 2001 Form 10-Q).

*10(r)	Form of three-year non-qualified stock option agreement under the Company’s 1998 Incentive Equity Plan (incorporated by reference to Exhibit 10(d) to the Third Quarter 2001 Form 10-Q).

*10(s)	Form of one-year non-qualified stock option agreement for non-employee directors under the Company’s 1998 Incentive Equity Plan (incorporated by reference as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (the “Second Quarter 2004 Form 10-Q”)).

*10(t)	Form of restricted stock agreement for non-employee directors under the Company’s 1998 Incentive Equity Plan (incorporated by reference as Exhibit 10(c) to the Second Quarter 2004 Form 10-Q).

*10(u)	The Company’s Long-Term Incentive Plan (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 28, 1996).

*10(v)	Amendment No. 1 to The Lamson & Sessions Co. Long-Term Incentive Plan, effective January 1, 2000 (incorporated by reference to Exhibit 10(an) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).

*10(w)	The Lamson & Sessions Co. Non-Employee Directors Stock Option Plan, as amended and restated as of July 19, 2001 (incorporated by reference to Exhibit 10(g) to the Third Quarter 2001 Form 10-Q).

*10(x)	Form of non-qualified stock option agreement under the Company’s Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10(h) to the Third Quarter 2001 Form 10-Q).

*10(y)	The Lamson & Sessions Co. Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of April 30, 2004 (incorporated by reference to Exhibit 10(a) to the Second Quarter 2004 Form 10-Q).

*10(z)	The Lamson & Sessions Co. Deferred Compensation Plan for Executive Officers, as amended and restated as of October 18, 2001 (incorporated by reference to Exhibit 10(j) to the Third Quarter 2001 Form 10-Q).

*10(aa)	The Lamson & Sessions Co. Outside Directors Benefit Program, as amended and restated as of February 19, 2004 (incorporated by reference to Exhibit 10(hh) to the 2004 Form 10-K).

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney, filed herewith.

Exhibit No.	Description of Document

31.1	Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John B. Schulze, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James J. Abel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.