Form 10-Q
period 2006-04-01
LAMSON & SESSIONS CO
filed 2006-04-28
CIK 57497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-313
THE LAMSON & SESSIONS CO.
(Exact name of Registrant as specified in its charter)

Ohio	34-0349210

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25701 Science Park Drive
Cleveland, Ohio	44122-7313

(Address of principal executive offices)	(Zip Code)
216/464-3400

(Registrant’s telephone number, including area code)

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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer; an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):
Large Accelerated Filer ☐                      Accelerated Filer ☑                      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of April 21, 2006 the Registrant had outstanding 15,545,477 common shares.

PART I
Item 1 — Financial Statements
CONSOLIDATED INCOME STATEMENTS (Unaudited)
The Lamson & Sessions Co. and Subsidiaries

	First Quarter Ended
(Dollars in thousands, except per share data)	2006		2005
NET SALES	$135,401	100.0%	$98,792	100.0%
Cost of products sold	104,418	77.1%	81,815	82.8%

GROSS PROFIT	30,983	22.9%	16,977	17.2%
Selling and marketing expenses	8,747	6.5%	7,074	7.2%
General and administrative expenses	5,706	4.2%	3,812	3.9%
Research and development expenses	585	0.4%	476	0.5%

Total operating expenses	15,038	11.1%	11,362	11.5%

OPERATING INCOME	15,945	11.8%	5,615	5.7%
Interest expense, net	1,117	0.8%	2,002	2.0%

INCOME BEFORE INCOME TAXES	14,828	11.0%	3,613	3.7%
Income tax provision	5,608	4.2%	1,409	1.4%

NET INCOME	$9,220	6.8%	$2,204	2.2%

Net earnings per share:
Basic	$0.60		$0.16

Diluted	$0.58		$0.15

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (Unaudited)
The Lamson & Sessions Co. and Subsidiaries

(Dollars in thousands)	First Quarter		First Quarter
	Ended	Year Ended	Ended
	2006	2005	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,438	$1,210	$743
Accounts receivable, net of allowances of $2,248, $1,827 and $1,730, respectively	73,616	68,507	53,020
Inventories, net Raw materials	5,873	5,721	4,185
Work-in-process	6,057	6,221	5,624
Finished goods	43,159	32,045	34,929

	55,089	43,987	44,738
Deferred tax assets	10,928	11,806	8,171
Prepaid expenses and other	3,789	3,687	4,557

TOTAL CURRENT ASSETS	145,860	129,197	111,229
PROPERTY, PLANT AND EQUIPMENT
Land	3,320	3,320	3,320
Buildings	25,552	25,533	25,182
Machinery and equipment	120,822	128,280	121,592

	149,694	157,133	150,094
Less allowances for depreciation and amortization	99,027	108,300	102,259

Total Net Property, Plant and Equipment	50,667	48,833	47,835

GOODWILL	21,441	21,441	21,480

PENSION ASSETS	34,696	34,369	30,693

DEFERRED TAX ASSETS	684	2,274	13,223

OTHER ASSETS	3,796	3,893	5,047

TOTAL ASSETS	$257,144	$240,007	$229,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$35,756	$30,943	$31,598
Accrued compensation and benefits	10,395	15,327	9,734
Customer volume & promotional accrued expenses	5,812	7,719	3,704
Other accrued expenses	8,449	7,787	7,527
Taxes	3,588	4,427	4,252
Secured credit agreement — current	5,000	5,000	80,795
Current maturities of long-term debt	775	775	875

TOTAL CURRENT LIABILITIES	69,775	71,978	138,485
LONG-TERM DEBT	60,140	55,026	11,682

POST-RETIREMENT BENEFITS AND OTHER
LONG-TERM LIABILITIES	22,510	22,704	30,322

SHAREHOLDERS’ EQUITY
Common shares	1,538	1,508	1,406
Other capital	95,196	90,056	77,473
Retained earnings (deficit)	9,335	115	(25,076)
Accumulated other comprehensive income (loss)	(1,350)	(1,380)	(4,785)

Total Shareholders’ Equity	104,719	90,299	49,018

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$257,144	$240,007	$229,507

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
The Lamson & Sessions Co. and Subsidiaries
(Dollars in thousands)

	First Quarter Ended
	2006	2005
OPERATING ACTIVITIES
Net income	$9,220	$2,204
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	2,174	2,270
Amortization	71	403
Stock based compensation	1,505	—
Deferred income taxes	2,468	723
Net change in working capital accounts:
Accounts receivable	(5,109)	(4,629)
Inventories	(11,102)	(7,878)
Prepaid expenses and other	(102)	571
Accounts payable	4,813	7,385
Accrued expenses and other current liabilities	(6,940)	(5,781)
Tax benefit from exercise of stock options	—	235
Pension plan contributions	(480)	(315)
Other long-term items	15	406

CASH USED IN OPERATING ACTIVITIES	(3,467)	(4,406)

INVESTING ACTIVITIES
Net additions to property, plant and equipment	(4,008)	(2,144)
Acquisitions and related items	—	(62)

CASH USED BY INVESTING ACTIVITIES	(4,008)	(2,206)

FINANCING ACTIVITIES
Net borrowings under secured credit agreement	5,200	5,795
Payments on other long-term borrowings	(86)	(194)
Purchase and retirement of treasury stock (24,782 shares)	(421)	—
Exercise of stock options (306,000 and 168,750 shares issued in 2006 and 2005, respectively)	1,452	1,071
Tax benefit from exercise of stock options	2,558	—

CASH PROVIDED BY FINANCING ACTIVITIES	8,703	6,672

INCREASE IN CASH AND CASH EQUIVALENTS	1,228	60
Cash and cash equivalents at beginning of year	1,210	683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,438	$743

See notes to Consolidated Financial Statements (Unaudited).

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation
The accompanying unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and changes in accounting estimates) considered necessary for a fair presentation have been included. Certain 2005 amounts have been reclassified to conform with 2006 classifications.
On January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004) “SFAS 123R”, Share-Based Payment, and elected to use the modified prospective transition method (see Note F).
Note B — Income Taxes
The year-to-date 2006 income tax provision was calculated based on management’s estimate of the annual effective tax rate of 37.8% for the year. The income tax provision in 2005 was estimated to be 39.0%.
Note C — Business Segments
The Company’s reportable segments are as follows:
Carlon – Industrial, Residential, Commercial, Telecommunications and Utility Construction: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), telephone and telecommunications companies. The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of enclosures, electrical outlet boxes and fittings. Examples of the applications for the products included in this segment are multi-cell duct systems and High Density Polyethylene (“HDPE”) conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.
Lamson Home Products – Consumer: The major customers served are home centers and mass merchandisers for the “do-it-yourself” (DIY) home improvement market. The products included in this segment are electrical outlet boxes, liquidtight conduit, electrical fittings, door chimes and lighting controls.
PVC Pipe: This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer, power utility and sewer markets. The electrical and telecommunications conduit is made from polyvinyl chloride (“PVC”) resin and is used to protect wire or fiber optic cables supporting the infrastructure of power or telecommunications systems.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note C — Business Segments-continued
(Dollars in thousands)

	First Quarter Ended
	2006	2005
Net Sales
Carlon	$64,056	$47,203
Lamson Home Products	26,979	23,971
PVC Pipe	44,366	27,618

	$135,401	$98,792

Operating Income (Loss)
Carlon	$7,690	$3,624
Lamson Home Products	2,568	3,543
PVC Pipe	8,952	13
Corporate Office	(3,265)	(1,565)

	$15,945	$5,615

Depreciation and Amortization
Carlon	$847	$1,269
Lamson Home Products	428	462
PVC Pipe	970	942

	$2,245	$2,673

Total assets by business segment at April 1, 2006, December 31, 2005 and April 2, 2005 are as follows:
(Dollars in thousands)

	April 1,	December 31,	April 2,
	2006	2005	2005

Identifiable Assets
Carlon	$92,969	$86,858	$81,897
Lamson Home Products	42,069	38,286	35,217
PVC Pipe	66,065	57,985	51,177
Corporate Office (includes deferred tax and pension assets)	56,041	56,878	61,216

	$257,144	$240,007	$229,507

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note D — Comprehensive Income
The components of comprehensive income for the first quarters of 2006 and 2005 are as follows:
(Dollars in thousands)

	First Quarter Ended
	2006	2005
Net income	$9,220	$2,204
Foreign currency translation adjustments	30	(11)
Interest rate swaps, net of tax	—	89

Comprehensive income	$9,250	$2,282

The components of accumulated other comprehensive income (loss), at April 1, 2006, December 31, 2005 and April 2, 2005 are as follows:
(Dollars in thousands)

	April 1,	December 31,	April 2,
	2006	2005	2005
Foreign currency translation adjustments	$(254)	$(284)	$(382)
Minimum pension liability adjustments, net of tax	(1,096)	(1,096)	(4,323)
Interest rate swaps, net of tax	—	—	(80)

Accumulated other comprehensive income (loss)	$(1,350)	$(1,380)	$(4,785)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note E — Earnings Per Share Calculation
The following table sets forth the computation of basic and diluted earnings per share:
(Dollars and shares in thousands, except per share amounts)

	First Quarter Ended
	2006	2005
Basic Earnings-Per-Share Computation
Net Income	$9,220	$2,204

Average Common Shares Outstanding	15,318	13,999

Basic Earnings Per Share	$0.60	$0.16

Diluted Earnings-Per-Share Computation
Net Income	$9,220	$2,204

Basic Shares Outstanding	15,318	13,999

Stock Options Calculated Under the Treasury Stock Method	664	558

Total Shares	15,982	14,557

Diluted Earnings Per Share	$0.58	$0.15

Note F — Stock Compensation Plans
On January 1, 2006, the Company adopted the provisions of “SFAS 123R”, Share-Based Payment, and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. The Company’s stock compensation plans provide for the granting of nonqualified options, stock appreciation rights (SARs), deferred and restricted shares and performance accelerated restricted stock (PARS) to officers, directors and key employees for up to 2,570,000 shares of common stock of the Company. Outstanding options and SARs vest over a three year period after the grant date or retirement whichever is earlier and expire no more than ten years after grant. Outstanding PARS vest as certain stock prices are met and maintained or after six years or upon retirement, whichever is earlier. Prior to the adoption of SFAS 123R, the Company used the intrinsic—value based method to account for stock options and made no charges against earnings with respect to options granted.
The adoption of SFAS 123R reduced income before income taxes for the first quarter of 2006 by $1.5 million and reduced net income for the first quarter of 2006 by $900,000 ($.06 per basic and diluted share). The effect of the adoption on first quarter 2006 results is not indicative of the effect on the remaining quarters of 2006 as approximately $1.2 million of the first quarter stock compensation was incremental due to the requirement to use a non-substantive vesting approach (expensing at the grant date for all retirement—eligible employees applied prospectively). The adoption of this statement also required the classification of the current quarter’s tax benefit from the exercise of stock options of $2.6 million as a financing activity in the cash flow statement.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note F — Stock Compensation Plans-continued
Prior to January 1, 2006, the Company accounted for stock compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income prior to the adoption of SFAS 123R, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock—Based Compensation” in 2005.

		First Quarter Ended
(Dollars in thousands, except per share data)		2005
Net income	As reported	$2,204
Total stock-based employee compensation, net of tax		(116)

Net income	Pro forma	$2,088

Basic earnings per share	As reported	$0.16
	Pro forma	0.15
Diluted earnings per share	As reported	$0.15
	Pro forma	0.14
The fair values of each stock option and SAR award is estimated on the date of the grant using the Black-Scholes option — pricing model with the following weighted — average assumptions:

	2006	2005
Expected volatility	60.0%	55.5%
Risk-free interest rates	4.59%	3.84%
Average expected life	6 years	5 years
The expected volatility of stock assumption was derived by referring to changes in the Company’s historical common stock prices over a timeframe similar to that of the expected life of the award. The Company has no reason to believe the future stock volatility is likely to differ from historical volatility. The risk-free interest rate is based on the five and seven-year Treasury Bond rates as of the grant date. The average expected life of stock-based awards is based on vesting schedules and contractual terms.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note F — Stock Compensation Plans-continued
Stock-based award activity during the first quarter ended 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2005	1,786	$6.67
Granted	57	28.90
Exercised	(306)	4.75
Forfeited	—	—

Outstanding at April 1, 2006	1,537	$7.72	6.35	$30,909

Exercisable at April 1, 2006	981	$6.11	4.95	$21,307
All outstanding stock-based awards are expected to vest.
The total intrinsic value of stock options exercised during the first quarter ended 2006 and 2005 was $6.6 million and $0.6 million, respectively. Net cash proceeds from the exercise of stock options were $1.5 million and $1.1 million for the first quarter end 2006 and 2005, respectively. An income tax benefit of $2.6 million and $0.2 million was realized from stock option exercises during the first quarter 2006 and 2005, respectively.
The weighted average grant date fair value of stock-based awards was $17.34 for first quarter 2006 grants and $5.01 for 2005 grants.
The Company granted 21,000 PARS to officers in the first quarter 2006. Those PARS were valued based on the average stock price on the grant date, $28.90/share and they are estimated to vest over an average 1.2 years based on a valuation model using the above volatility assumption. There were no PARS outstanding at December 31, 2005 and none of the PARS issued was vested at April 1, 2006.
As of April 1, 2006 there was $1.6 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Company’s stock compensation plans. The cost is expected to be recognized over a weighted average period of 1.5 years.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note G — Pension and Other Post-Retirement Benefit Plans
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
The components of net periodic benefit cost (income) are as follows:
(Dollars in thousands)

	First Quarter Ended
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$349	$374		$2
Interest cost	1,306	1,212	$183	310
Expected return on assets	(1,774)	(1,563)	—	—
Net amortization and deferral	324	479	(74)	(100)
Defined contribution plans	288	231	—	—

	$493	$733	$109	$212

Note H — Long-Term Debt
The Company refinanced its secured credit agreement on June 29, 2005. Prior to this refinancing this was scheduled to mature in August 2005. As a result, the debt was reclassified as current at the end of the first quarter of 2005. The Company refinanced this obligation on June 29, 2005.
During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, which effectively fixed interest rates on its variable rate debt at 5.41% and 5.48%, plus the Company’s risk premium of 1.5% to 4.0%, which were then in effect. These transactions expired in August 2005. The Company has not entered into any subsequent interest rate swap agreements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements.
Executive Overview
In the first quarter of 2006, the Company experienced over the prior year period record net sales. All business segments had double-digit growth rates in the current quarter reflecting price increases responsive to the higher raw material costs over the past year. The growth in telecom product sales was supplemented by a surge in electrical product sales, supported by the stronger commercial and industrial construction markets in the Carlon segment. The Lamson Home Products segment was negatively impacted by over 20% PVC compound cost increases which reduced their operating income despite a 12.5% net sales increase. Finally, the PVC Pipe segment continued its strong performance with selling prices and PVC pipe resin costs declining slightly from the record high fourth quarter 2005.
PVC and HDPE resin supplies have been reestablished over the first several months of this year after the significant supply disruptions of the resin vendors after the Gulf Coast hurricanes in the fourth quarter of 2005. The currently lower natural gas costs will help to keep PVC costs either flat or slightly lower in the near future. Conversely, higher oil costs have driven freight, mainly fuel costs up again by over 15% from the prior year.
On January 1, 2006 the Company adopted the provisions of SFAS 123R (see Note F), Share-Based Payment, and elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for stock-based awards. Prior to the adoption of SFAS 123R, the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted. In the first quarter of 2006 the Company granted stock appreciation rights (SARs) and performance accelerated restricted stock (PARS) to officers of the Company. Expense related to these stock based grants and the relevant vesting of outstanding stock options reduced income before income taxes for the first quarter 2006 by $1.5 million and reduced net income for this quarter by $900,000 ($.06 per basic and diluted share). The effect of the adoption on first quarter 2006 results is not indicative of the effect on the remaining quarters of 2006 as approximately $1.2 million of the first quarter stock compensation was incremental due to the requirement to use a non-substantive vest approach (expensing at the grant date for all retirement-eligible employees). As of April 1, 2006 there was $1.6 million of total unrecognized compensation cost related to non-vested share based compensation, which is expected to be realized over the next couple of years.
The Company continues to address process control and quality issues in the PVC Pipe extrusion plants which were identified in the second half of 2005. Of the $4.0 million in capital expenditures in the first quarter of 2006, $2.3 million is to replace aging extrusion and testing equipment. In addition, quality control personnel are in place and formal training on the new equipment has begun. These improvements in operations should begin to be realized in the second half of 2006.
In summary, net income increased to $9.2 million in the first quarter 2006 compared with $2.2 million in the first quarter 2005 resulting in $0.58 diluted earnings per share in the current quarter versus $0.15 diluted earnings per share in the prior year quarter.

2006 Compared with 2005
Results of Operations
The following table sets forth, for the periods indicated, items from the Consolidated Income Statements as a percentage of net sales for the first quarter ended 2006 and 2005:
(Dollars in thousands)

	First Quarter Ended
	2006		2005
Net Sales	$135,401	100.0%	$98,792	100.0%
Cost of products sold	104,418	77.1%	81,815	82.8%

Gross profit	30,983	22.9%	16,977	17.2%

Total operating expenses	15,038	11.1%	11,362	11.5%

Operating income	15,945	11.8%	5,615	5.7%
Interest expense, net	1,117	0.8%	2,002	2.0%

Income before income taxes	14,828	11.0%	3,613	3.7%
Income tax provision	5,608	4.2%	1,409	1.5%

Net Income	$9,220	6.8%	$2,204	2.2%

Net sales for the first quarter of 2006 rose 37.1%, or $36.6 million, to $135.4 million from $98.8 million in the first quarter of 2005. All business segments experienced double-digit sales growth compared to the prior year period. The Company’s key end markets, namely telecom, commercial, industrial and residential construction exhibited seasonably solid demand. In addition, the Company was successful in implementing across-the-board price increases to offset significant rising material costs over the past year.
Gross profit in the first quarter 2006 rose to $31.0 million, 22.9% of net sales, from $17.0 million, or 17.2% of net sales, in the first quarter of 2005, an 82.5% improvement. Although the cost of PVC resin began to moderate during the first quarter of 2006, it was approximately 15.6% higher than the first quarter in 2005 and 2.4% higher on average than the record fourth quarter of 2005.
Operating income for the first quarter 2006 was $15.9 million, or 11.8% of net sales, an increase of $10.3 million, or almost 200%, over the $5.6 million, or 5.7% of net sales, earned in the first quarter of 2005. Operating expenses at $15.0 million were $3.7 million higher in the first quarter 2006 than the first quarter 2005. A good portion of this increase relates to stock compensation expense ($1.5 million) under SFAS 123R which was adopted on January 1, 2006 (See Note F) and required the expensing of stock compensation to employees and directors. The remainder of the increase in operating expenses is from higher variable selling expenses and other marketing and promotional expenses.
Net interest expense, of $1.1 million in the first quarter 2006 was approximately half the $2.0 million recorded in the first quarter of 2005. Average borrowing during the first quarter 2006 was $30.2 million or 31.7% lower than the first quarter 2005, while average interest rates were 5.61% in the first quarter 2006 compared with 6.00% for the first quarter 2005. LIBOR rate increases have been more than offset by the improved Company performance which lowered the interest rate spread under the terms of the Company’s Secured Credit Agreement.
The income tax provision for the first quarter 2006 reflects an effective tax rate of 37.8% compared with 39.0%

in the first quarter of 2005.
Business Segments
Carlon
Net sales for Carlon, the Company’s largest business segment, grew to $64.1 million in the first quarter 2006 an increase of $16.9 million, or 35.7%, over the first quarter 2005 net sales level of $47.2 million. Carlon has begun to see the effects of an expanding commercial and industrial construction market as net sales of electrical products were up by around $7 million, or approximately 25% compared with the prior year first quarter. 8% of this increase came from higher unit volumes, while pricing increased 17% on average to recoup the significant material cost inflation over the past year. As in 2005, Carlon’s telecom product sales continued to expand about 23% more net sales this quarter compared to the first quarter of 2005. Volume of products shipments to support the industry’s rollout of Fiber-to-the-Premise projects expanded by almost 5% while selling prices per unit were 18% higher, reflecting HDPE material cost increases. Finally, the segment had very strong sales of pressure pipe into the natural gas collection market, increasing almost $5.0 million in net sales in the first quarter 2006 compared with the first quarter 2005.
Gross margin in the Carlon business segment for first quarter 2006 is about two and a half percentage points higher compared with the first quarter 2005. These improved margin levels are due to a larger proportion of higher margin electrical product sales this quarter, better utilization of the HDPE extrusion facilities (18 points higher than 2005), price increases which offset material cost increases and a higher volume of shipments without the same percentage increase in distribution cost.
Operating income for Carlon was $7.7 million, 12.0% of net sales, in the first quarter 2006 compared with $3.6 million, 7.7% of net sales, in the first quarter 2005. This improvement of $4.1 million, or 114%, is principally due to the higher gross profit described above slightly offset by an increase in operating expenses of approximately $1.0 million over the first quarter 2005. Commissions and other promotional related selling expenses were $1.3 million higher in the first quarter 2006 compared with the prior year quarter, while the cessation of non-compete amortization ($325,000) helped to lower operating expenses.
Lamson Home Products
Net sales in the Lamson Home Products business segment increased by $3.0 million, a 12.5% increase, to $27.0 million in the first quarter of 2006 compared with $24.0 million in the first quarter of 2005. Lamson Home Products increased selling prices for most of its products during the first quarter of 2006, representing approximately $2.3 million of the net sales increase, in order to recoup the significant cost increases incurred over the past year for PVC resin and other raw materials. The remainder of the net sales gains came from market share growth at several major retail customers and general market expansion as its customers and the DIY home improvement market continue to grow.
This segment’s gross profit declined by almost $600,000 in the first quarter 2006 compared with the same quarter in 2005 as price increases did not fully offset the PVC raw material compound costs growth of 20.0%.
Operating income was $2.6 million, 9.5% of net sales in the first quarter 2006, compared with $3.5 million, 14.8% of net sales in the first quarter of 2005. This decline was caused by the lower gross profit levels and about $400,000 higher operating expenses, mostly from investments in merchandising and other promotional costs.
PVC Pipe
The PVC Pipe business segment experienced net sales growth of $16.7 million, or 60.6%, to $44.4 million in the first quarter 2006 from $27.6 million in the first quarter 2005. Rigid pipe sales, after experiencing unusually strong demand in the fourth quarter of 2005, returned to more typical order levels in the first quarter 2006. Actual shipments of PVC pipe pounds in the first quarter of 2006 were 9.4% lower than the first quarter 2005.

This slowdown was almost entirely due to inclement weather on the West Coast which depressed construction activity so far this year. On average, there was a slight fall from pricing this quarter of about 5% compared with the record-setting fourth quarter 2005. Given the continuing high PVC cost environment, however, the Company maintained selling prices approximately 70% higher than the first quarter 2005. Also contributing to the quarterly segment net sales increase is large diameter sewer pipe sales of $2.5 million to support an improved sewer infrastructure market.
Gross margins in the PVC Pipe business segment were substantially higher than those in the first quarter of 2005 as net sales price increases outpaced the average PVC resin cost increases of approximately 16.0% over the same timeframe.
Operating income in this business segment was improved to $9.0 million, 20.2% of net sales, for the first quarter of 2006 compared with essentially breakeven results in the first quarter 2005. All of this improvement comes from the higher gross profit offset by a $0.6 million increase in operating expenses in the first quarter 2006, from higher variable selling expenses compared with the first quarter 2005.
Liquidity and Capital Resources
The Company’s primary source of liquidity and capital resources is cash generated from operating activities and availability under its Secured Credit Agreement.
Cash used by operating activities was $3.5 million in the first quarter 2006 compared with a use of $4.4 million in the first quarter of 2005. Accounts receivable grew from the end of the year on increasing sales volume going into the spring construction season. At the end of the first quarter 2006, accounts receivable totaled $73.6 million, 47.1 days sales outstanding, compared with $53.0 million, 46.9 days sales outstanding, at the end of the first quarter 2005. Net sales to retail customers were weighted to the latter half of the quarter which increased the days sales outstanding slightly.
Inventory also increased throughout the first quarter 2006 primarily to support forecasted demand in the second quarter 2006 and to rebuild the depleted year end inventory of PVC Pipe. At the end of the first quarter 2006, total inventories were $55.1 million representing 7.0 turns, up by $10.4 million or 23.1%, compared with $44.7 million, or 6.6 turns, at the end of the first quarter of 2005.
The pounds of PVC resin in inventory at April 1, 2006 (the end of first quarter 2006) were approximately 4.9% higher than at April 2, 2005 (the end of first quarter 2005) due to the lower PVC Pipe sales volumes in the current quarter primarily on the West Coast. In addition, the average costs of PVC resin in inventory have increased by about 15.1% from the end of the first quarter 2005. The PVC inventory levels (pounds) are approximately 85% higher while the average cost of PVC resin in inventory is down 6.6% from year end 2005.
Much of the inventory increases in both 2006 and 2005 were offset by higher accounts payable balances. Accrued expenses declined by $6.9 million in the first quarter 2006 primarily from the payment of incentive compensation ($5.3 million) and the payment of year end customer sales incentive plans.
The Company’s cash used in investing activities representing capital expenditures totaled $4.0 million in the first quarter 2006 compared with cash used by investing activities of $2.2 million in the first quarter of 2005. Capital expenditures in the first quarter 2006 were mainly for equipment to increase productivity and quality in the PVC extrusion facilities, replace and add mold capacity and upgrade information systems to further automate and improve customer service and knowledge management.
The Company’s cash provided by financing activities was $8.7 million and $6.7 million in the first quarter 2006 and 2005, respectively. In the first quarter 2006, the Company borrowed $5.2 million on its Secured Credit Agreement to support the use of funds for operating and investing activities described above. The Company met all its debt covenants at the end of the first quarter 2006 and continues to have available credit capacity of over $50 million on its revolver to fund the needs of the business. In the first quarter 2006 the Company received $1.5 million as 306,000 shares were issued from the exercise of stock options compared with $1.1 million received for options exercised in the first quarter of 2005. Lastly, the Company has classified, in accordance with newly adopted SFAS 123R the tax benefit from the current quarter exercise of stock options ($2.6 million) as a financing activity. Formerly this benefit was classified as an operating activity.
Critical Accounting Estimates
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2005.
Outlook for 2006
Telecom spending in the first quarter 2006 continued to expand at over 20% to support Fiber-to-the-Premise projects. Verizon Communications, one of the Company’s key telecom customers plans to pass fiber optic cable to 3 million homes in 2006, up 50% from the 2 million homes connected in 2005. Other telecom and cable operators have also begun similar, but more modest programs. Overall, management expects the telecom product sales to grow another 6-9% in 2006.
Residential construction has remained relatively strong at the annual rate of 2.0 million units in the first quarter of 2006 with the expectation that rates will moderate this year to an annual rate of 1.8 million units. The rate of issuance of single family permits has begun to decrease but multi-family dwelling permits have been rising this quarter. Existing home sales is a key driver for the Lamson Home Products business segment and is anticipated to fall off slightly from record levels in 2006 in response to rising mortgage rates.
Light commercial and industrial construction markets continued to see increased activity in the first quarter of 2006. Demand has started off strong for products which are used in commercial facilities and industrial capacity expansion. These first quarter demand levels, along with the expectation that the Gulf Coast rebuilding efforts are still to come and should support the Company’s growth rate in these markets of at least 6-7% in 2006.
In early 2006, PVC resin producers returned to normal operations, utilizing over 90% of the industry capacity, and resin and pipe inventories have been replenished, recovering from the shortages caused by the two major Gulf Coast hurricanes last year. Along with lower natural gas prices, this has resulted in a progressive decline in PVC resin costs in the first quarter 2006. This is evidenced by a 6.6% decline in the average cost of PVC resin in inventory from 2005 year end. On average, PVC conduit prices have declined about 5% compared with the fourth quarter 2005. Demand for the Company’s PVC conduit has been solid except for the West Coast, which was effected by adverse weather during the first quarter of 2006. The Company sees demand improving in the second quarter as higher commercial and industrial construction activity offsets any potential modest slowdown in residential construction. If natural gas prices remain fairly stable and the resin producers continue to operate at just over the 90% capacity rate, it is expected that PVC resin prices will decline slightly in the near-term and then stabilize as demand firms up in the second quarter. It is the Company’s intention to manage its inventory levels of PVC, limiting the exposure to inventory write downs, while continuing to monitor the spread between selling price and resin cost to maintain a reasonable, sustainable profit level for the PVC pipe business.
Cash flow from operating activities will continue to improve in 2006 from favorable operating results and the leveling off of working capital requirements after the replenishment of inventories occurred in the first quarter 2006. Capital spending in 2006 is expected to be $12.0 million to $15.0 million, as the Company focuses on upgrading extrusion equipment, increases automation and adds incremental molds and tooling to support market expansion and new products.
In summary, based on the continued strong activity in our key markets in the first quarter 2006, we expect further growth for the next couple of quarters, as these quarters are typically stronger seasonally than the first quarter. As a result, the Company is anticipating net sales for the second quarter of between $145 million and $150 million, 17-21% over the second quarter 2005, which is expected to result in net income of $9.5-$10.0 million, or 60-63 cents per diluted share, for the second quarter. This earnings range represents a 70-80% increase over the

35 cents per diluted share reported for the second quarter of 2005. For the full year 2006, we expect net sales to increase 10-12% over 2005 ranging from $545 million to $555 million, reflecting the strengthening conditions in the commercial and industrial construction markets. If this net sales level is achieved, along with only a slight decline in PVC pipe margins and higher operating capacity utilization, the Company projects net income of $30-$31 million, or $1.90-$1.95 per diluted share in 2006. This estimate represents a 10% increase over the $27.4 million of net income reported for 2005.
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2005.
Item 4 – Controls and Procedures
As of April 1, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. During the Company’s first quarter 2006, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.
PART II
Item 1 – Legal Proceedings
The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.
Item 1A – Risk Factors
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2005.
Item 6 – Exhibits
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

THE LAMSON & SESSIONS CO. (Registrant)
April 28, 2006	By:	/s/ James J. Abel
James J. Abel
Executive Vice President, Secretary, Treasurer and Chief Financial Officer