Form 10-Q
period 2006-07-01
LAMSON & SESSIONS CO
filed 2006-07-27
CIK 57497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 21, 2006 the Registrant had outstanding 15,583,529 common shares.

PART I
Item 1 — Financial Statements
CONSOLIDATED INCOME STATEMENTS (Unaudited)
The Lamson & Sessions Co. and Subsidiaries
(Dollars in thousands, except per share data)

	Second Quarter Ended				First Half Ended
	2006		2005		2006		2005
NET SALES	$162,313	100.0%	$124,010	100.0%	$297,714	100.0%	$222,802	100.0%
Cost of products sold	122,241	75.3%	100,995	81.4%	226,659	76.1%	182,810	82.1%

GROSS PROFIT	40,072	24.7%	23,015	18.6%	71,055	23.9%	39,992	17.9%
Selling and marketing expenses	9,564	6.0%	7,528	6.1%	18,311	6.1%	14,602	6.5%
General and administrative expenses	6,396	3.9%	4,326	3.5%	12,101	4.1%	8,138	3.7%
Research and development expenses	562	0.3%	462	0.4%	1,148	0.4%	938	0.4%

Total operating expenses	16,522	10.2%	12,316	10.0%	31,560	10.6%	23,678	10.6%

OPERATING INCOME	23,550	14.5%	10,699	8.6%	39,495	13.3%	16,314	7.3%
Interest expense, net	1,131	0.7%	2,211	1.8%	2,248	0.8%	4,213	1.9%

INCOME BEFORE INCOME TAXES	22,419	13.8%	8,488	6.8%	37,247	12.5%	12,101	5.4%
Income tax provision	8,430	5.2%	3,261	2.6%	14,038	4.7%	4,670	2.1%

NET INCOME	$13,989	8.6%	$5,227	4.2%	$23,209	7.8%	$7,431	3.3%

Net earnings per share:
Basic	$0.90		$0.37		$1.51		$0.53

Diluted	$0.87		$0.35		$1.45		$0.51

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (Unaudited)
The Lamson & Sessions Co. and Subsidiaries
(Dollars in thousands)

	Second Quarter		Second Quarter
	Ended	Year Ended	Ended
	2006	2005	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,662	$1,210	$1,422
Accounts receivable, net of allowances of $2,421, $1,827 and $1,883, respectively	88,712	68,507	64,388
Inventories, net
Raw materials	5,582	5,721	4,170
Work-in-process	6,203	6,221	5,635
Finished goods	41,801	32,045	33,401

	53,586	43,987	43,206

Deferred tax assets	8,293	11,806	8,171
Prepaid expenses and other	4,133	3,687	5,034

TOTAL CURRENT ASSETS	156,386	129,197	122,221

PROPERTY, PLANT AND EQUIPMENT
Land	3,320	3,320	3,320
Buildings	25,390	25,533	25,182
Machinery and equipment	119,311	128,280	123,282

	148,021	157,133	151,784
Less allowances for depreciation and amortization	96,254	108,300	104,233

Total Net Property, Plant and Equipment	51,767	48,833	47,551

GOODWILL	21,441	21,441	21,480

PENSION ASSETS	34,921	34,369	30,873

DEFERRED TAX ASSETS	2,598	2,274	11,901

OTHER ASSETS	3,750	3,893	5,152

TOTAL ASSETS	$270,863	$240,007	$239,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$36,359	$30,943	$28,766
Accrued compensation and benefits	12,681	15,327	11,332
Customer volume & promotional accrued expenses	4,994	7,719	4,704
Other accrued expenses	10,756	7,787	7,929
Taxes	5,488	4,427	4,930
Current maturities of long-term debt	5,775	5,775	5,875

TOTAL CURRENT LIABILITIES	76,053	71,978	63,536

LONG-TERM DEBT	50,816	55,026	90,562

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES	22,293	22,704	29,762

SHAREHOLDERS’ EQUITY
Common shares	1,558	1,508	1,420
Other capital	98,129	90,056	78,514
Retained earnings (deficit)	23,324	115	(19,849)
Accumulated other comprehensive income (loss)	(1,310)	(1,380)	(4,767)

Total Shareholders’ Equity	121,701	90,299	55,318

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$270,863	$240,007	$239,178

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
The Lamson & Sessions Co. and Subsidiaries
(Dollars in thousands)

	First Half Ended
	2006	2005
OPERATING ACTIVITIES
Net income	$23,209	$7,431
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation	4,385	4,485
Amortization	106	806
Stock based compensation	1,816	—
Deferred income taxes	5,103	2,298
Changes in operating assets and liabilities:
Accounts receivable	(20,205)	(15,997)
Inventories	(9,599)	(6,346)
Prepaid expenses and other	(446)	94
Accounts payable	5,416	4,553
Accrued expenses and other current liabilities	(3,179)	(2,222)
Tax benefit from exercise of stock options	—	525
Pension plan contributions	(650)	(697)
Other long-term items	(206)	(501)

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	5,750	(5,571)

INVESTING ACTIVITIES
Net additions to property, plant and equipment	(7,319)	(4,075)
Acquisitions and related items	—	(124)

CASH USED IN INVESTING ACTIVITIES	(7,319)	(4,199)

FINANCING ACTIVITIES
Net (payments) borrowings under secured credit agreement	(4,000)	8,900
Payments on other long-term borrowings	(210)	(214)
Purchase and retirement of treasury stock (24,782 shares)	(421)	—
Exercise of stock options (489,025 and 310,650 shares issued, respectively)	2,376	1,823
Tax benefit from exercise of stock options	4,276	—

CASH PROVIDED BY FINANCING ACTIVITIES	2,021	10,509

INCREASE IN CASH AND CASH EQUIVALENTS	452	739
Cash and cash equivalents at beginning of year	1,210	683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,662	$1,422

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
Note B — Income Taxes
The first half 2006 income tax provision was calculated based on management’s estimate of the annual effective tax rate of 37.7% for the year. The annual effective income tax rate for 2005 was 37.3%.
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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note C — Business Segments — continued
(Dollars in thousands)

	Second Quarter Ended		First Half Ended
	2006	2005	2006	2005
Net Sales
Carlon	$77,295	$59,004	$141,351	$106,207
Lamson Home Products	26,893	26,375	53,872	50,346
PVC Pipe	58,125	38,631	102,491	66,249

	$162,313	$124,010	$297,714	$222,802

Operating Income (Loss)
Carlon	$13,793	$7,829	$21,483	$11,453
Lamson Home Products	4,100	4,570	6,668	8,113
PVC Pipe	9,564	349	18,516	362
Corporate Office	(3,907)	(2,049)	(7,172)	(3,614)

	$23,550	$10,699	$39,495	$16,314

Depreciation and Amortization
Carlon	$852	$1,229	$1,699	$2,498
Lamson Home Products	430	454	858	916
PVC Pipe	964	935	1,934	1,877

	$2,246	$2,618	$4,491	$5,291

Total assets by business segment at July 1, 2006, December 31, 2005 and July 2, 2005 are as follows:
(Dollars in thousands)

	July 1,	December 31,	July 2,
	2006	2005	2005
Identifiable Assets
Carlon	$100,094	$86,858	$86,499
Lamson Home Products	47,774	38,286	36,405
PVC Pipe	67,893	57,985	54,535
Corporate Office (includes deferred tax and pension assets)	55,102	56,878	61,739

	$270,863	$240,007	$239,178

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note D — Comprehensive Income
The components of comprehensive income for the second quarter and the first half of 2006 and 2005 are as follows:
(Dollars in thousands)

	Second Quarter Ended		First Half Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net income	$13,989	$5,227	$23,209	$7,431
Foreign currency translation adjustments	40	(41)	70	(52)
Interest rate swaps, net of tax	—	59	—	148

Comprehensive income	$14,029	$5,245	$23,279	$7,527

The components of accumulated other comprehensive income (loss), at July 1, 2006, December 31, 2005 and July 2, 2005 are as follows:
(Dollars in thousands)

	July 1,	December 31,	July 2,
	2006	2005	2005
Foreign currency translation adjustments	$(214)	$(284)	$(423)
Minimum pension liability adjustments, net of tax	(1,096)	(1,096)	(4,323)
Interest rate swaps, net of tax	—	—	(21)

Accumulated other comprehensive income (loss)	$(1,310)	$(1,380)	$(4,767)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note E — Earnings Per Share Calculation
The following table sets forth the computation of basic and diluted earnings per share:
(Dollars and shares in thousands, except per share amounts)

	Second Quarter Ended		First Half Ended
	2006	2005	2006	2005
Basic Earnings-Per-Share Computation
Net Income	$13,989	$5,227	$23,209	$7,431

Average Common Shares Outstanding	15,519	14,146	15,419	14,073

Basic Earnings Per Share	$0.90	$0.37	$1.51	$0.53

Diluted Earnings-Per-Share Computation
Net Income	$13,989	$5,227	$23,209	$7,431

Basic Shares Outstanding	15,519	14,146	15,419	14,073

Stock Based Awards Calculated Under the Treasury Stock Method	587	611	635	584

Total Shares	16,106	14,757	16,054	14,657

Diluted Earnings Per Share	$0.87	$0.35	$1.45	$0.51

Note F — Stock Compensation Plans
On January 1, 2006, the Company adopted the provisions of “SFAS 123R”, Share-Based Payment, and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. The Company’s stock compensation plans provide for the granting of nonqualified options, stock appreciation rights (SARs), deferred and restricted shares and performance accelerated restricted stock (PARS) to officers, directors and key employees for up to 3,220,000 shares of common stock of the Company. Outstanding options and SARs vest over a three year period after the grant date or retirement whichever is earlier and expire no more than ten years after grant. Outstanding PARS vest as certain stock prices are met and maintained or after six years or upon retirement, whichever is earlier. Prior to the adoption of SFAS 123R, the Company used the intrinsic—value based method to account for stock options and made no charges against earnings with respect to options granted.
The adoption of SFAS 123R reduced income before income taxes for the second quarter and first half of 2006 by $0.3 million and $1.8 million, respectively and reduced net income for the second quarter and first half of 2006 by $0.2 million ($.01 per basic and diluted shares) $1.1 million ($.07 per basic and diluted shares), respectively. The effect of the adoption on first half 2006 results is not indicative of the effect on the second half of 2006 as approximately $1.2 million of the first half stock compensation was incremental due to the requirement to use a non-substantive vesting approach (expensing at the grant date for all retirement—eligible employees applied prospectively). The adoption of this statement also required the classification of the current year tax benefit from the exercise of stock options of $4.3 million as a financing activity in the cash flow statement.
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
(Dollars in thousands, except per share data)

		Second Quarter Ended	First Half Ended
		2005	2005
Net income	As reported	$5,227	$7,431
Total stock-based employee compensation, net of tax		(145)	(261)

Net income	Pro forma	$5,082	$7,170

Basic earnings per share	As reported	$0.37	$0.53
	Pro forma	0.36	0.51
Diluted earnings per share	As reported	$0.35	$0.51
	Pro forma	0.34	0.49
The fair values of each stock option and SAR award is estimated on the date of the grant using the Black-Scholes option — pricing model with the following weighted — average assumptions:

	2006	2005
Expected volatility	60.0%	55.5%
Risk-free interest rates	4.71%	3.84%
Average expected life	6 years	5 years
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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note F — Stock Compensation Plans-continued
Stock-based award activity during the first half of 2006 is as follows:
(Options/SARS and intrinsic value in thousands)

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options/SARS	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2005	1,786	$6.67
Granted	85	27.81
Exercised	(489)	4.86
Forfeited	—	—

Outstanding at July 1, 2006	1,382	$8.43	6.38	$27,535

Exercisable at July 1, 2006	1,027	$6.77	5.55	$22,162

All outstanding stock-based awards are expected to vest.
The total intrinsic value of stock options exercised during the first half of 2006 and 2005 was $11.0 million and $1.3 million, respectively. Net cash proceeds from the exercise of stock options were $2.4 million and $1.8 million for the first half of 2006 and 2005, respectively. An income tax benefit of $4.3 million and $0.5 million was realized from stock option exercises during the first half of 2006 and 2005, respectively.
The weighted average grant date fair value of stock-based awards was $16.65 for first half of 2006 grants and $5.01 for 2005 grants.
A summary of the status of the Company’s nonvested shares as of July 1, 2006 and changes during the first half of 2006 is presented below:

				Weighted-Average
	Number of	Number of		Grant-Date
	Restricted Shares	PARS	Total	Fair Value
Nonvested at December 31, 2005	21,793	—	21,793	$7.66
Granted	14,263	23,300	37,563	$27.64
Vested	(7,912)	—	(7,912)	$3.44

Nonvested at July 1, 2006	28,144	23,300	51,444	$22.90
The PARS and restricted shares were valued based on the average stock price on the grant date. The PARS are estimated to vest over an average 1.2 years based on a valuation model using the above volatility assumption. The intrinsic value of restricted shares that vested during the first half of 2006 was $0.2 million.
As of July 1, 2006 there was $2.1 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Company’s stock compensation plans. The cost is expected to be recognized over a weighted average period of 1.5 years.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note G — Commitment
Effective May 1, 2006 the Company entered into a six-year Operating Services Agreement with a third party logistics provider to operate for the Company a new distribution center in Dallas, Texas. The distribution center is scheduled to open by the end of the third quarter of this year and will service primarily the Gulf Coast and south central regions. The annual cost is estimated to be between $3.5 million to $4.0 million.
Note H — Pension and Other Post-Retirement Benefit Plans
The Company sponsors several qualified and non-qualified pension plans and other post-retirement benefit plans for its current and former employees. As of January 1, 2003 the Company eliminated the salary defined benefit pension plan for future employees. This action closed all defined benefit pension and other post-retirement benefit plans to new entrants and will reduce future service costs.
The components of net periodic benefit cost (income) are as follows:
(Dollars in thousands)

	Second Quarter Ended				First Half Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$349	$374	$—	$(1)	$698	$748	$—	$1
Interest cost	1,306	1,212	183	37	2,612	2,424	366	347
Expected return on assets	(1,774)	(1,563)	—	—	(3,548)	(3,126)	—	—
Net amortization and deferral	325	478	(74)	(132)	649	957	(148)	(232)
Defined contribution plans	302	268	—	—	590	499	—	—

	$508	$769	$109	$(96)	$1,001	$1,502	$218	$116

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements.
Executive Overview
In the second quarter 2006 the Company had record net sales of $162.3 million notwithstanding the predicted moderation of housing starts and existing home sales. Top line growth was supported by the strength of the commercial and industrial construction market and steady telecom product demand.
PVC and HDPE resin supplies have stabilized during the current quarter with average costs declining slightly. The resin producers’ operating rates continue to be about 90% of capacity; so this, along with the uncertainty surrounding oil and gas supplies, should keep PVC costs at least stable in the short term.
On January 1, 2006 the Company adopted the provisions of SFAS 123R (see Note F), Share-Based Payment, and elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for stock-based awards. Prior to the adoption of SFAS 123R, the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted. In the first half of 2006 the Company granted stock appreciation rights (SARs), stock options, performance accelerated restricted stock (PARS), and restricted shares to officers and directors of the Company. Expense related to these stock based grants and the relevant vesting of outstanding stock options reduced income before income taxes for the first half 2006 by $1.8 million and reduced net income for the first half by $1.1 million ($0.7 per basic and diluted share). The effect of the adoption on first half 2006 results is not indicative of the effect on the remaining quarters of 2006 as approximately $1.2 million of the first half stock compensation was incremental due to the requirement to use a non-substantive vesting approach (expensing at the grant date for all retirement-eligible employees). As of July 1, 2006 there was $2.1 million of total unrecognized compensation cost related to non-vested share based compensation, which is expected to be realized over the next couple of years.
The Company continues to address process control and quality issues in the PVC Pipe extrusion plants which were identified in the second half of 2005. Of the $7.3 million in capital expenditures in the first half of 2006, $4.5 million is to replace aging extrusion and testing equipment. In addition, quality control personnel are in place and formal training on the new equipment is almost complete. These improvements in operations should begin to be realized in the second half of 2006.
During the second quarter 2006, the Company intensified its search and review of potential acquisitions. This activity will continue throughout the remainder of 2006 as the Company considers various growth opportunities and other potential capital realignment activities.
In summary, net income increased to $14.0 million in the second quarter and $23.2 million in the first half 2006 compared with $5.2 million in the second quarter and $7.4 million in the first half 2005 resulting in $0.87 and $1.45 diluted earnings per share in the second quarter and first half of 2006 versus $0.35 and $.51 diluted earnings per share in the second quarter and first half of 2005.

2006 Compared with 2005
Results of Continuing Operations
The following table sets forth, for the periods indicated, items from the Consolidated Income Statements as a percentage of net sales for the second quarter and first half of 2006 and 2005:
(Dollars in thousands)

	Second Quarter Ended				First Half Ended
	2006		2005		2006		2005

Net Sales	$162,313	100.0%	$124,010	100.0%	$297,714	100.0%	$222,802	100.0%
Cost of products sold	122,241	75.3%	100,995	81.4%	226,659	76.1%	182,810	82.1%

Gross profit	40,072	24.7%	23,015	18.6%	71,055	23.9%	39,992	17.9%

Total operating expenses	16,522	10.2%	12,316	10.0%	31,560	10.6%	23,678	10.6%

Operating income	23,550	14.5%	10,699	8.6%	39,495	13.3%	16,314	7.3%
Interest expense, net	1,131	0.7%	2,211	1.8%	2,248	0.8%	4,213	1.9%

Income before income taxes	22,419	13.8%	8,488	6.8%	37,247	12.5%	12,101	5.4%
Income tax provision	8,430	5.2%	3,261	2.6%	14,038	4.7%	4,670	2.1%

Net Income	$13,989	8.6%	$5,227	4.2%	$23,209	7.8%	$7,431	3.3%

Net sales for the second quarter of 2006 increased by 30.9%, or $38.3 million, to $162.3 million compared with $124.0 million in the second quarter of 2005. The Company experienced strong demand in the Carlon and PVC Pipe business segments due to steady telecom infrastructure spending and improvement in commercial and industrial construction markets. Shipments of PVC Pipe also continued to grow from improved non-residential and utility construction activity. During the second quarter 2006, the Company began to notice a slight moderation in residential construction and related DIY home improvement markets which slowed LHP sales growth resulting in only a $0.5 million or 2% increase in net sales over second quarter 2005. First half 2006 net sales reached $297.7 million, an increase of $74.9 million, or 33.6% over the $222.8 million in net sales recorded in the first half of 2005.
Gross profit in the second quarter of 2006 was $40.1 million, or 24.7% of net sales, compared with $23.0 million, or 18.6% of net sales, in the second quarter of 2005. This reflects the net sales growth in the Carlon and PVC Pipe business in the current year. Profit margins are benefiting from the improved capacity utilization of manufacturing facilities and the leveraging of our distribution operations. For the first half of 2006, gross profit was $71.1 million, 23.9% of net sales, a $31.1 million, or 77.7%, increase over the $40.0 million, or 17.9% of net sales, earned during the first half of 2005. As in the second quarter, the improvement is attributable to increased sales and operating activity in the Carlon and PVC Pipe segments and across the board price increases early in 2006 which offset higher resin costs.
Operating income for the second quarter of 2006 was $23.6 million, or 14.5% of net sales, an increase of $12.9 million, or 120%, over the $10.7 million, or 8.6% of net sales, earned in the second quarter of 2005. Operating expenses were $16.5 million in the current quarter, $4.2 million, or 34.2%, higher than the $12.3 million incurred in the prior year second quarter. These higher expenses are principally from variable selling expenses and other marketing and promotional expenses of $1.8 million. During the current quarter the Company had approximately $1.0 million higher legal and professional expense from executive search fees, due diligence assistance for potential acquisitions and the timing of audit and SOX compliance work.

The first half of 2006 operating expenses of $31.6 million, or 10.6% of net sales, were $7.9 million higher than the first half of 2005 operating expenses of $23.7 million, or 10.6% of net sales. Consistent with the second quarter, variable selling expenses and other market and promotional expenses were $3.1 million and incentive compensation expense was $0.9 million higher in year-to-date 2006 compared with the same period in 2005. Additionally, legal and professional fees are $0.7 million more than the prior year first half. A portion of the operating expense increases relates to stock compensation expense ($0.3 million in the second quarter of 2006 and $1.8 million in the first half of 2006) under SFAS 123R which was adopted on January 1, 2006 (see Note F) and requires the expensing of stock compensation to employees and directors. Operating income for the first half of 2006 was $39.5 million, or 13.3% of net sales, compared with $16.3 million, or 7.3% of net sales, for the first half of 2005.
Interest expense for the second quarter and first half of 2006 of $1.1 million and $2.2 million were approximately half of the levels incurred in the respective periods of 2005. Average borrowings during the first half of 2006 were $33.7 million or 34.4% lower than the first half of 2005. Average interest rates paid were lower in 2006 at 5.72% compared with 6.10% in 2005. LIBOR rate increases have been more than offset by the Company’s performance which lowered the interest rate spread under the terms of the Secured Credit Agreement.
The year-to-date income tax provisions are based on an annual effective tax rate of 37.7% in 2006 compared with 37.3% in 2005.
Business Segments
Carlon
Carlon had net sales of $77.3 million in the second quarter 2006 and $141.4 million in the first half of 2006 reflecting growth rates of 31.0% ($18.3 million) and 33.1% ($35.2 million) over the $59.0 million and $106.2 million recorded in the second quarter and first half of 2005. This business segment continued to experience the positive effects of an expanding commercial and industrial construction market as electrical product sales were up by approximately 20% for the 2006 second quarter ($6 million) and first half ($13 million) periods compared with 2005. About half of the increase came from higher unit volumes and the remainder from price increases implemented at the end of 2005 to recoup significant material cost inflation over the past year. Carlon’s telecom product sales also continue to grow; 26% for the second quarter 2006 and 25% year-to-date 2006 compared with the prior year periods. Volume of product shipments increased approximately 10% to support the roll out of Fiber-to-the-Premise and other utility infrastructure projects while selling prices are about 15% higher reflecting primarily higher resin material costs. Finally, as in the first quarter, the segment had very strong sales of pressure pipe to the natural gas collection market, which represents $4.5 million and $10 million in additional net sales in the second quarter and first half 2006, respectively, compared with the prior year.
Gross profit for Carlon improved by approximately $7.0 million in the second quarter of 2006 compared with the prior year second quarter due to the higher sales volume which increased HDPE extrusion manufacturing utilization by about 15 percentage points and favorably leveraged the fixed cost nature of the distribution operations. In addition, margins were favorably impacted by the realization of selling price increases that offset material cost increases that have been incurred over the last year as well as favorable electrical market product mix. Gross profit for the first half of 2006 is $12.0 million higher than the first half of 2005, mostly from the higher net sales levels and similar operating conditions as in the second quarter.
Operating income for this business segment rose 76.2%, or $6.0 million, in the second quarter of 2006 to $13.8 million, or 17.8% of net sales, compared with $7.8 million, or 13.3% of net sales, in the second quarter of 2005. This improvement resulted from the improved gross profit described above. Carlon operating expenses increased approximately $1.3 million due to higher variable selling and marketing expenses and incentive compensation expenses. These were offset partially by the expiration of a non-compete agreement which lowered amortization expense by $0.3 million. Carlon realized $21.5 million, or 19.2% of net sales, in operating income in the first half 2006 compared with $11.5 million, or 10.8% of net sales, in the first half of 2005. Year-to-date operating expenses are up $1.6 million in 2006 compared with the first half of 2005 driven by the same expense item net increases incurred in the second quarter 2006.
Lamson Home Products
The Lamson Home Products business segment grew net sales by $0.5 million, or 2.0%, to $26.9 million in the second quarter 2006 compared with $26.4 million in the second quarter of 2005. The second quarter results reflect the price increases obtained in the first quarter of 2006 and better product mix that offset approximately a 2% decline in product unit volume as signs of slower demand from the residential construction and DIY home improvement markets were realized. Net sales for the first half of 2006 were $53.9 million, a $3.5 million, or 7.0%, increase over the $50.3 million in net sales recorded in the first half of 2005. Substantially all of this increase results from increased selling prices, which were implemented to recoup the significant cost increases incurred over the past year for principally PVC compounds.
Gross profit for the first half of 2006 was about $1.0 million lower than the prior year as price increases did not fully offset the PVC compound cost growth of 12.0% and 15.0% for the second quarter and first half of 2006, respectively.
Operating income was $4.1 million, or 15.2% of net sales in the second quarter of 2006 below the $4.6 million, or 17.3% of net sales earned in the second quarter of 2005, a reduction of $0.5 million or 10.3%. For the first half 2006, Lamson Home Products had $6.7 million, or 12.4% of net sales, in operating income which was lower by $1.4 million, or 17.8%, compared with $8.1 million, or 16.1% of net sales, earned in the first half of 2005. Lamson Home Products experienced higher operating expenses, $0.9 million in the second quarter of 2006 and $1.3 million for the first half of 2006, reflecting an increase in product development and marketing investments to promote product mix and market share improvements in the future.
PVC Pipe
Net sales for the PVC Pipe segment remained very strong in the second quarter of 2006 increasing by $19.5 million, or 50.5%, to $58.1 million from the $38.6 million net sales level in the second quarter of 2005. First half 2006 net sales were $102.5 million, an increase of $36.2 million, or 54.7%, over the $66.2 million in net sales in the first half of 2005. Actual pounds shipped rebounded this quarter exceeding the prior year second quarter by about 16.0% as the weather on the West Coast improved and the commercial and industrial construction market exhibited healthy demand. For the first half of 2006 shipment volume grew 5.0% over the prior year first half. The PVC Pipe business continues to operate in a high resin cost environment which has maintained selling prices approximately 40% and 50% higher than last year for the second quarter and first half of 2006, respectively.
Gross margin in the PVC Pipe business segment was favorably impacted by net sales price increases which exceeded the average PVC resin cost increases in 2006 of approximately 8.5% and 13.5% over the second quarter and first half of 2005, respectively. The higher sales volumes have also resulted in much improved manufacturing variances and efficiencies in distribution operations.
Operating income for the PVC Pipe segment was $9.6 million, or 16.5% of net sales, and $18.5 million, or 18.1% of net sales, for the second quarter and first half of 2006. This compared to essentially breakeven results in the prior year periods. Operating expenses increased by $0.5 million and $1.1 million for the second quarter and first half 2006 primarily from higher variable selling and incentive compensation expenses compared with the prior year periods.

Liquidity and Capital Resources
The Company’s primary source of liquidity and capital resources is cash generated from operating activities and availability under its Secured Credit Agreement.
Cash provided by operating activities was $5.8 million in the first half of 2006 compared with cash used by operating activities of $5.6 million in the first half of 2005. This improved operating cash flow comes directly from the very strong profitability level in the current year. At the end of the second quarter 2006, accounts receivable were $88.7 million, a 29.5%, or $20.2 million, increase from year-end 2005 and 37.8%, or $24.3 million more than the end of second quarter 2005. This increase reflects the more than 30.0% rise in net sales in the second quarter of 2006, as days sales outstanding calculated using a 3-month rolling average, has risen only slightly to 48.0 days at July 1, 2006 compared with 46.6 days at July 2, 2005.
The Company continued to focus on maintaining high inventory turns and, therefore, limiting its exposure to resin cost fluctuations. At the end of the second quarter 2006, inventory investment was $53.6 million, up $10.4 million from second quarter 2005 and $9.6 million higher than year-end 2005. This resulted in inventory turns staying at 8.1 times, the same as at the end of second quarter 2005. Pounds of PVC resin in inventory at July 1, 2006 were actually 11.0% less than at July 2, 2005, but 37.0% more than at 2005 year-end, while the average cost of PVC resin in inventory has increased 7.7% from the end of second quarter 2005 but has fallen over 10% since year-end 2005.
Accounts payable at July 1, 2006 were $36.4 million, an increase of $5.4 million since the 2005 year-end, and $7.6 million more than the second quarter 2005 ending balance of $28.8 million. These higher payable levels primarily reflect the higher inventory levels this quarter end.
Accrued expenses have declined by a total of $3.2 million since the 2005 year-end as the Company has paid incentive compensation ($5.3 million), while other operating accruals such as freight are higher due to increased shipping and manufacturing activity.
The Company’s cash used in investing activities, representing capital expenditures, totaled $7.3 million in the first half of 2006. The 2006 capital expenditures included investments to improve extrusion productivity and quality, expand molding capacity, tooling to support product line extensions and continued investment in the information technology infrastructure. In 2005, the Company spent $4.1 million on capital expenditures.
Cash provided by financing activities totaled $2.0 million in the first half of 2006, compared with $10.5 million in the first half of 2005. The Company has paid $4.0 million on its Credit Facility so far in 2006. The Company has met all debt covenants at the end of the second quarter of 2006 and now has over $85 million of available capacity on its revolver to fund acquisitions and other needs of the business. In the first half of 2006, the Company received $2.4 million as 489,000 shares were issued from the exercise of stock options compared with $1.8 million received for options exercised in the first half of 2005. The Company has classified, in accordance with SFAS 123R, the tax benefit from the current year exercise of stock options ($4.3 million) as a financing activity. Formerly, the benefit was classified as an operating activity.
Critical Accounting Estimates
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2005.

Outlook for 2006
Telecom spending in the second quarter 2006 continued to expand at over 20% to support Fiber-to-the-Premise projects. Verizon Communications, one of the Company’s key telecom customers plans to pass fiber optic cable to 3 million homes in 2006, up 50% from the 2 million homes connected in 2005. Other telecom, utilities and cable operators have also begun similar, but more modest programs. Overall, management expects the telecom product unit sales to grow another 6%-9% in 2006.
Residential construction, as anticipated, began to moderate from record levels of over 2.0 million units in the prior year to a more sustainable annual rate of 1.8 million units. Existing home sales is a key driver for the Lamson Home Products business segment and has also fallen off slightly from record levels in 2005 in response to rising mortgage rates.
Light commercial and industrial construction markets continued to see increased activity in the second quarter of 2006. Demand has accelerated for products which are used in commercial facilities and industrial capacity expansion. These first half demand levels, along with the expectation that the Gulf Coast rebuilding efforts are still to come, should support a growth rate for the Company in these markets of at least 6%-7% for 2006.
In the first half of 2006, PVC resin producers returned to normal operations, utilizing over 90% of the industry capacity, and resin and pipe inventories have been replenished, recovering from the shortages caused by the two major Gulf Coast hurricanes last year. Along with lower natural gas prices, this has resulted in a progressive decline in PVC resin costs in the first half of 2006. This is evidenced by a more than 10% decline in the average cost of PVC resin in inventory from 2005 year-end. On average, PVC conduit prices in the second quarter 2006 have declined about 20% compared with the first quarter of 2006. The Company experienced improved demand in the second quarter as higher commercial and industrial construction activity has offset the modest slowdown in residential construction. If natural gas prices remain fairly stable and the resin producers continue to operate at just over the 90% capacity rate, it is expected that PVC resin prices will stabilize as demand remains firm in the second half. It is the Company’s intention to manage its inventory levels of PVC, limiting the exposure to inventory write downs, while continuing to monitor the spread between selling price and resin cost to maintain a reasonable, sustainable profit level for the PVC pipe business.
The Company expects to open a third distribution center located in Dallas, Texas by the end of the third quarter 2006. This center will service the Gulf Coast and south central regions providing improved customer service, lower freight costs and the potential for market share growth.
Cash flow from operating activities will continue to improve in 2006 from favorable operating results and the leveling off of working capital requirements as inventories have been replenished and accounts receivable collections will generate favorable cash flow. Capital spending in 2006 is expected to be $13.0 million to $15.0 million, as the Company focuses on upgrading extrusion equipment, increases automation and adds incremental molds and tooling to support market expansion and new products.
In summary, based on the continued strong activity in our key markets in the first half 2006, we expect further growth in the next quarter, as it is typically similar seasonally to the second quarter. As a result, the Company is anticipating net sales for the third quarter of 2006 of between $152.0 million and $155.0 million, 19%-21% over the third quarter 2005, which is expected to result in net income of $11.2 million to $12.1 million, or $0.70-$0.75 per diluted share, for the third quarter. This earnings range would at least double the $0.35 per diluted share reported for the third quarter of 2005. For the full year 2006, we continue to expect net sales to increase 16%-18% over 2005 ranging from $575.0 million to $585.0 million, reflecting the improved conditions in the commercial and industrial construction markets. If this net sales level is achieved, along with only a slight decline in PVC pipe margins and the maintenance of operating capacity utilization, the Company projects net income of $40.0 to $42.0 million, or $2.50-$2.60 per diluted share in 2006. This estimate represents a 46%-53% increase over the $27.4 million of net income reported for 2005.

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
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2005.
Item 4 — Controls and Procedures
As of July 1, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. During the Company’s second quarter 2006, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.
PART II
Item 1 — Legal Proceedings
The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.
Item 1A — Risk Factors
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2005.

Item 4 — Submission of Matters To A Vote of Security Holders
On April 28, 2006, the Company held its Annual Meeting of Shareholders. At the meeting 13,865,363 Common Shares (90.31%) of the Common Shares outstanding were voted.
The following four directors were elected to Class II and to Class I as indicated below and received the votes listed next to their names.

Class II	For	Withheld Authority
John C. Dannemiller	13,063,312	802,051
George R. Hill	13,015,513	849,850
William H. Coquillette	13,012,253	853,110

Class I	For	Withheld Authority
Michael J. Merriman, Jr.	13,085,548	779,815
An Amendment to the Lamson & Sessions Co. 1998 Incentive Equity Plan was approved: FOR 7,533,424, AGAINST 1,297,652, ABSTAIN 87,333.
Item 6 — Exhibits
(a) Exhibits:
10 (a) Form of restricted stock agreement for annual grant to non-employee directors issued under The Lamson & Sessions Co. 1998 Incentive Equity Plan (as amended and restated as of April 28, 2006) (the “Plan”).
10 (b) Form of restricted stock agreement for non-employee directors’ deferred fees issued under the Plan.
10 (c) Form of restricted stock agreement for officers’ deferred bonuses issued under the Plan.

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

THE LAMSON & SESSIONS CO. (Registrant)
July 27, 2006	By:	/s/ James J. Abel
James J. Abel
Executive Vice President, Secretary, Treasurer and Chief Financial Officer