Form 10-Q
period 2006-09-30
LAMSON & SESSIONS CO
filed 2006-10-30
CIK 57497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
F O R M 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-00313
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
Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 26, 2006 the Registrant had outstanding 15,761,412 common shares.

PART I
Item 1 – Financial Statements
CONSOLIDATED INCOME STATEMENTS (Unaudited)
The Lamson & Sessions Co. and Subsidiaries

	Third Quarter Ended				Nine Months Ended
(Dollars in thousands, except per share data)	2006		2005		2006		2005
NET SALES	$148,239	100.0%	$128,052	100.0%	$445,953	100.0%	$350,854	100.0%
Cost of products sold	115,453	77.9%	105,144	82.1%	342,112	76.7%	287,954	82.1%

GROSS PROFIT	32,786	22.1%	22,908	17.9%	103,841	23.3%	62,900	17.9%
Selling and marketing expenses	8,061	5.4%	7,825	6.1%	26,374	5.9%	22,428	6.4%
General and administrative expenses	4,000	2.7%	4,269	3.3%	16,100	3.6%	12,406	3.5%
Research and development expenses	435	0.3%	467	0.4%	1,582	0.4%	1,405	0.4%

Total operating expenses	12,496	8.4%	12,561	9.8%	44,056	9.9%	36,239	10.3%

OPERATING INCOME	20,290	13.7%	10,347	8.1%	59,785	13.4%	26,661	7.6%
Interest expense, net	1,087	0.7%	1,419	1.1%	3,335	0.7%	5,632	1.6%

INCOME BEFORE INCOME TAXES	19,203	13.0%	8,928	7.0%	56,450	12.7%	21,029	6.0%
Income tax provision	7,264	4.9%	3,575	2.8%	21,302	4.8%	8,245	2.4%

NET INCOME	$11,939	8.1%	$5,353	4.2%	$35,148	7.9%	$12,784	3.6%

Net earning per share
Basic	$0.76		$0.37		$2.27		$0.90

Diluted	$0.74		$0.35		$2.18		$0.86

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED BALANCE SHEETS (Unaudited)
The Lamson & Sessions Co. and Subsidiaries

	Third Quarter		Third Quarter
	Ended	Year Ended	Ended
(Dollars in thousands, except per share data)	2006	2005	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,290	$1,210	$1,723
Accounts receivable, net of allowances of $2,380, $1,827 and $2,186, respectively	80,945	68,507	69,812
Inventories, net
Raw materials	5,160	5,721	5,879
Work-in-process	5,518	6,221	4,899
Finished goods	45,162	32,045	29,140

	55,840	43,987	39,918

Deferred tax assets	5,719	11,806	8,171
Prepaid expenses and other	5,179	3,687	4,629

TOTAL CURRENT ASSETS	150,973	129,197	124,253
PROPERTY, PLANT AND EQUIPMENT
Land	3,320	3,320	3,320
Buildings	25,162	25,533	25,279
Machinery and equipment	116,462	128,280	125,125

	144,944	157,133	153,724
Less allowances for depreciation and amortization	93,336	108,300	106,394

Total Net Property, Plant and Equipment	51,608	48,833	47,330

GOODWILL	21,441	21,441	21,480

PENSION ASS ETS	35,146	34,369	31,053

DEFERRED TAX ASSETS	2,339	2,274	10,242

OTHER ASSETS	3,737	3,893	4,443

TOTAL ASSETS	$265,244	$240,007	$238,801

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$33,607	$30,943	$34,732
Accrued compensation and benefits	13,680	15,327	12,581
Customer volume & promotional accrued expenses	5,435	7,719	6,014
Other accrued expenses	8,293	7,787	9,224
Taxes	6,100	4,427	5,231
Current maturities of long-term debt	5,775	5,775	5,775

TOTAL CURRENT LIABILITIES	72,890	71,978	73,557
LONG-TERM DEBT	35,218	55,026	72,390

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES	20,589	22,704	29,226

SHAREHOLDERS’ EQUITY
Common shares	1,576	1,508	1,449
Other capital	101,071	90,056	81,310
Retained earnings (defic it)	35,263	115	(14,496)
Accumulated other comprehensive income (loss)	(1,363)	(1,380)	(4,635)

Total Shareholders’ Equity	136,547	90,299	63,628

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$265,244	$240,007	$238,801

See notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
The Lamson & Sessions Co. and Subsidiaries

	Nine Months Ended
(Dollars in thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$35,148	$12,784
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,719	6,732
Amortization	142	1,182
Stock based compensation	2,145	—
Deferred income taxes	7,677	5,016
Changes in operating assets and liabilities:
Accounts receivable	(12,438)	(21,421)
Inventories	(11,853)	(3,058)
Prepaid expenses and other	(1,492)	499
Accounts payable	2,664	10,519
Accrued expenses and other current liabilities	(3,330)	958
Tax benefit from exercise of stock options	—	1,598
Pension plan contributions	(1,804)	(1,361)
Other long-term items	(1,057)	(109)

CASH PROVIDED BY OPERATING ACTIVITIES	22,521	13,339

INVESTING ACTIVITIES
Net additions to property, plant and equipment	(9,494)	(6,101)
Acquisitions and related items	—	(187)

CASH USED IN INVESTING ACTIVITIES	(9,494)	(6,288)

FINANCING ACTIVITIES
Net payments under credit facility	(15,150)	(8,750)
Payments on other long-term borrowings	(4,658)	(836)
Purchase and retirement of treasury stock	(421)	—
Exercise of stock options (667,942 and 595,201 shares issued, respectively)	3,529	3,575
Tax benefit from exercise of stock options	5,753	—

CASH USED IN FINANCING ACTIVITIES	(10,947)	(6,011)

INCREASE IN CASH AND CASH EQUIVALENTS	2,080	1,040
Cash and cash equivalents at beginning of year	1,210	683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,290	$1,723

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
Note B — Income Taxes
The first nine months’ 2006 income tax provision was calculated based on management’s estimate of the annual effective tax rate of 37.7% for the year. The annual effective income tax rate for 2005 was 37.3%.
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required and management is currently assessing the effect FIN 48 will have on the Company’s results of operations, financial condition and liquidity.
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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note C — Business Segments – continued

	Third Quarter Ended		Nine Months Ended
(Dollars in thousands)	2006	2005	2006	2005
Net Sales
Carlon	$65,833	$58,836	$207,184	$165,043
Lamson Home Products	31,658	28,305	85,530	78,651
PVC Pipe	50,748	40,911	153,239	107,160

	$148,239	$128,052	$445,953	$350,854

Operating Income (Loss)
Carlon	$10,573	$8,712	$32,056	$20,165
Lamson Home Products	5,155	4,332	11,823	12,445
PVC Pipe	5,809	(892)	24,325	(530)
Corporate Office	(1,247)	(1,805)	(8,419)	(5,419)

	$20,290	$10,347	$59,785	$26,661

Depreciation and Amortization
Carlon	$856	$1,206	$2,555	$3,704
Lamson Home Products	454	474	1,312	1,390
PVC Pipe	1,060	943	2,994	2,820

	$2,370	$2,623	$6,861	$7,914

Total assets by business segment at September 30, 2006, December 31, 2005 and October 1, 2005, are as follows:

	September 30,	December 31,	October 1,
(Dollars in thousands)	2006	2005	2005
Identifiable Assets
Carlon	$94,119	$86,858	$87,290
Lamson Home Products	50,133	38,286	38,966
PVC Pipe	65,800	57,985	52,721
Corporate Office (includes deferred tax and pension assets)	55,192	56,878	59,824

	$265,244	$240,007	$238,801

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note D — Comprehensive Income
The components of comprehensive income for the third quarter and the first nine months of 2006 and 2005 are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Dollars in thousands)	2006	2005	2006	2005
Net income	$11,939	$5,353	$35,148	$12,784
Foreign currency translation adjustments	(53)	111	17	59
Interest rate swaps, net of tax	—	21	—	169

Comprehensive income	$11,886	$5,485	$35,165	$13,012

The components of accumulated other comprehensive income (loss), at September 30, 2006, December 31, 2005 and October 1, 2005 are as follows:

	September 30,	December 31,	October 1,
(Dollars in thousands)	2006	2005	2005
Foreign currency translation adjustments	$(267)	$(284)	$(312)
Minimum pension liability adjustments, net of tax	(1,096)	(1,096)	(4,323)

Accumulated other comprehensive income (loss)	$(1,363)	$(1,380)	$(4,635)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note E — Earnings Per Share Calculation
The following table sets forth the computation of basic and diluted earnings per share:

	Third Quarter Ended		Nine Months Ended
(Dollars and shares in thousands, except per share amounts)	2006	2005	2006	2005
Basic Earnings-Per-Share Computation
Net Income	$11,939	$5,353	$35,148	$12,784

Average Common Shares Outstanding	15,649	14,364	15,495	14,170

Basic Earnings Per Share	$0.76	$0.37	$2.27	$0.90

Diluted Earnings-Per-Share Computation
Net Income	$11,939	$5,353	$35,148	$12,784

Basic Shares Outstanding	15,649	14,364	15,495	14,170

Stock Based Awards Calculated Under the Treasury Stock Method	537	861	603	676

Total Shares	16,186	15,225	16,098	14,846

Diluted Earnings Per Share	$0.74	$0.35	$2.18	$0.86

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note F — Stock Compensation Plans
On January 1, 2006, the Company adopted the provisions of “SFAS 123R”, Share-Based Payment, and elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and which requires that prior periods not be restated. The Company’s stock compensation plans provide for the granting of nonqualified options, stock appreciation rights (SARs), deferred and restricted shares and performance accelerated restricted stock (PARS) to officers, directors and key employees for up to 3,220,000 shares of common stock of the Company. Outstanding options and SARs vest over a three-year period after the grant date or retirement, whichever is earlier, and expire no more than ten years after date of grant. Outstanding PARS vest as certain stock prices are met and maintained or after six years or upon retirement, whichever is earlier. Prior to the adoption of SFAS 123R, the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted.
The adoption of SFAS 123R reduced income before income taxes for the third quarter and first nine months of 2006 by $0.3 million and $2.1 million, respectively, and reduced net income for the third quarter and first nine months of 2006 by $0.2 million ($.01 per basic and diluted share) and $1.3 million ($.08 per basic and diluted share), respectively. The effect of the adoption on the first nine months of 2006 results is not indicative of the effect on the last quarter of 2006 as approximately $1.2 million of the first nine months stock compensation was incremental due to the requirement to use a non-substantive vesting approach (expensing at the grant date for all retirement-eligible employees applied prospectively). The adoption of this statement also required the classification of the current year tax benefit from the exercise of stock options of $5.8 million as a financing activity in the cash flow statement.
Prior to January 1, 2006, the Company accounted for stock compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income prior to the adoption of SFAS 123R, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock–Based Compensation” in 2005.

		Third Quarter Ended	Nine Months Ended
(Dollars in thousands, except per share data)		2005	2005
Net income	As reported	$5,353	$12,784
Total stock-based employee compensation, net of tax		(153)	(414)

Net income	Pro forma	$5,200	$12,370

Basic earnings per share	As reported	$0.37	$0.90
	Pro forma	0.36	0.87
Diluted earnings per share	As reported	$0.35	$0.86
	Pro forma	0.34	0.83

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note F — Stock Compensation Plans — continued
The fair values of each stock option and SAR award is estimated on the date of the grant using the Black-Scholes option – pricing model with the following weighted – average assumptions:

	2006	2005
Expected volatility	60.0%	55.5%
Risk-free interest rates	4.71%	3.84%
Average expected life	6 years	5 years
The expected volatility of stock assumption was derived by referring to changes in the Company’s historical common stock prices over a time frame similar to that of the expected life of the award. The Company has no reason to believe the future stock volatility is likely to differ from historical volatility. The risk-free interest rate is based on the five and seven-year Treasury Bond rates as of the grant date. The average expected life of stock-based awards is based on vesting schedules and contractual terms.
Stock-based award activity during the first nine months of 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
(Options/SARS and intrinsic value in thousands)	Options/SARS	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2005	1,786	$6.67
Granted	85	27.81
Exercised	(668)	5.28
Forfeited	—	—

Outstanding at September 30, 2006	1,203	$8.73	6.29	$18,153

Exercisable at September 30, 2006	848	$6.84	5.35	$14,392

All outstanding stock-based awards are expected to vest.
The total intrinsic value of stock options exercised during the first nine months of 2006 and 2005 was $14.8 million and $4.1 million, respectively. Net cash proceeds from the exercise of stock options were $3.5 million and $3.6 million for the first nine months of 2006 and 2005, respectively. An income tax benefit of $5.8 million and $1.6 million was realized from stock option exercises during the first nine months of 2006 and 2005, respectively.
The weighted average grant date fair value of stock-based awards was $16.65 and $5.01 for grants in the first nine months of 2006 and 2005, respectively.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
Note F — Stock Compensation Plans — continued
A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the first nine months of 2006 is presented below:

				Weighted-Average
	Number of	Number of		Grant-Date
	Restricted Shares	PARS	Total	Fair Value
Nonvested at December 31, 2005	21,793	—	21,793	$7.66
Granted	14,705	23,300	38,005	$27.64
Vested	(7,912)	—	(7,912)	$3.44

Nonvested at September 30, 2006	28,586	23,300	51,886	$22.94

The PARS and restricted shares were valued based on the average stock price on the grant date. The PARS are estimated to vest over an average 1.2 years based on a valuation model using the above volatility assumption. The intrinsic value of restricted shares that vested during the first nine months of 2006 was $0.2 million.
As of September 30, 2006 there was $1.8 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Company’s stock compensation plans. The cost is expected to be recognized over a weighted average period of 1.2 years.
Note G – Commitment
Effective May 1, 2006 the Company entered into a six-year Operating Services Agreement with a third party logistics provider to operate for the Company a new distribution center in Dallas, Texas. The distribution center opened in early September 2006 and services primarily the Gulf Coast and south central regions. The annual cost is estimated to be between $3.5 million to $4.0 million.
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

Note H — Pension and Other Post-Retirement Benefit Plans — continued
The components of net periodic benefit cost (income) are as follows:

	Third Quarter Ended				Nine Months Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(Dollars in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$349	$374	$—	$—	$1,047	$1,122	$—	$1
Interest cost	1,306	1,212	183	174	3,918	3,636	549	521
Expected return on assets	(1,774)	(1,563)	—	—	(5,322)	(4,689)	—	—
Net amortization and deferral	324	479	(713)	(115)	973	1,436	(861)	(347)
Defined contribution plans	321	278	—	—	911	777	—	—

	$526	$780	$(530)	$59	$1,527	$2,282	$(312)	$175

During the third quarter of 2006, the Company updated its estimate of the retiree medical valuation to reflect current changes in the census data and medical cost experience. The update resulted in a 39% reduction to the Accumulated Postretirement Benefit Obligation and a corresponding reduction to the retirement medical benefit charges by approximately $650,000 in the current quarter. This adjustment was recorded in the Corporate Office segment for reporting purposes. (see Note C).
In September of 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FAS No. 87, 88, 106, and 132R. FAS No. 158 makes numerous changes to accounting for pension and postretirement benefit plans. The most significant change is that the funded status of all postretirement plans will be recorded on the balance sheet. The difference between a plan’s funded status and its current balance sheet position will be recognized, net of taxes, as a component of Shareholders’ equity. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company will adopt the standard at December 31, 2006 and expects to recognize all actuarial losses and prior service costs and credits in Accumulative other comprehensive loss. Adoption of FAS No. 158 is not expected to have an impact on the Company’s results of operations, cash flow or liquidity.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements.
Executive Overview
In the third quarter 2006, the Company continued to experience strong sales growth as commercial and industrial construction has offset the effect of the moderation of residential and telecom construction. However, telecom product sales are up 20% year-to-date 2006 over year-to-date 2005 and new opportunities to service the growing natural gas collection market are being cultivated.
Both PVC and HDPE resin costs in the third quarter 2006 continued to be relatively stable and consistent with second quarter 2006 costs but were 14% higher than the third quarter of 2005. The resin producers continued to operate at over 90% of capacity throughout the third quarter of 2006 which contributed to the cost stabilization.
On January 1, 2006 the Company adopted the provisions of SFAS 123R (see Note F), Share-Based Payment, and elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for stock-based awards. Prior to the adoption of SFAS 123R, the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted. In the first nine months of 2006 the Company granted stock appreciation rights (SARs), stock options, performance accelerated restricted stock (PARS), and restricted shares to officers and directors of the Company. Expense related to these stock based grants and the relevant vesting of outstanding stock options reduced income before income taxes for the first nine months of 2006 by $2.1 million and reduced net income for the first nine months by $1.3 million ($.09 and $.08 per basic and diluted share, respectively). The effect of the adoption on first nine months of 2006 results is not indicative of the effect on the remaining quarter of 2006 as approximately $1.2 million of the first nine months stock compensation was incremental due to the requirement to use a non-substantive vesting approach (expensing at the grant date for all retirement-eligible employees). As of September 30, 2006 there was $1.8 million of total unrecognized compensation cost related to non-vested share based compensation, which is expected to be recognized over a weighted average period of 1.2 years.
The Company continues to address process control and quality issues in the PVC Pipe extrusion plants which were identified in the second half of 2005. Of the $9.5 million in capital expenditures in the first nine months of 2006, $5.0 million was invested to replace aging extrusion and testing equipment. In addition, quality control personnel are in place and formal training on the new equipment is nearing completion. These improvements in operations began to be realized in the third quarter of 2006, as the Company eliminated approximately $1.5 million in unfavorable manufacturing variances related to excessive scrap rates that had been incurred in the PVC extrusion operations in the prior year quarter.
In early September 2006, the Company successfully opened its Dallas distribution center which will service the growing markets in the Gulf Coast and south central regions. Approximately $700,000 of start up and duplicate costs were incurred in the current quarter. Ongoing increased distribution costs should be offset by lower freight charges and higher sales in the future.
The Company is continuing its search and review of potential acquisitions. This activity will take place throughout the remainder of 2006 as the Company considers various growth opportunities and other potential capital realignment activities. (See Liquidity and Capital Resources Section)
Finally, due to the strong cash flow of $22.5 million generated from operating activities so far in 2006, the Company was able to pay off the remaining revolver on its credit facility as well as the mortgage on its

Corporate office building. The only debt which remains outstanding at September 30, 2006 are several low interest Industrial Revenue Bonds and the term portion of the Credit Facility. The Company is in the process of obtaining an amendment to it Credit Facility which will convert the entire facility to a revolver, increase the borrowing capacity and provide for more covenant flexibility.
Net income increased to $11.9 million and $35.1 million in the third quarter and first nine months of 2006, respectively, from $5.4 million and $12.8 million in the third quarter and first nine months of 2005. This resulted in diluted earnings per common share of $0.74 in the current quarter compared with $0.35 per common share in the prior year quarter, and $2.18 diluted earnings per common share in the first nine months of 2006 compared with $0.86 in the first nine months of 2005.
2006 Compared with 2005
Results of Continuing Operations
The following table sets forth, for the periods indicated, items from the Consolidated Income Statements as a percentage of net sales for the third quarter and first nine months of 2006 and 2005, respectively.
(Dollars in thousands)

	Third Quarter Ended				Nine Months Ended
	2006		2005		2006		2005

Net Sales	$148,239	100.0%	$128,052	100.0%	$445,953	100.0%	$350,854	100.0%
Cost of products sold	115,453	77.9%	105,144	82.1%	342,112	76.7%	287,954	82.1%

Gross profit	32,786	22.1%	22,908	17.9%	103,841	23.3%	62,900	17.9%

Total operating expenses	12,496	8.4%	12,561	9.8%	44,056	9.9%	36,239	10.3%

Operating income	20,290	13.7%	10,347	8.1%	59,785	13.4%	26,661	7.6%
Interest expense, net	1,087	0.7%	1,419	1.1%	3,335	0.7%	5,632	1.6%

Income before income taxes	19,203	13.0%	8,928	7.0%	56,450	12.7%	21,029	6.0%
Income tax provision	7,264	4.9%	3,575	2.8%	21,302	4.8%	8,245	2.4%

Net income	$11,939	8.1%	$5,353	4.2%	$35,148	7.9%	$12,784	3.6%

Net sales rose for the third quarter of 2006 to $148.2 million, an increase of $20.2 million, or 15.8%, over the $128.1 million net sales level in the third quarter of 2005. All business segments experienced strong (double-digit) net sales growth this quarter as commercial and industrial construction and home improvement markets were solid. Telecom product sales were even in the third quarter 2006 and 20% higher for the year-to-date 2006 compared with the prior year periods. The Company has experienced some moderation in sales of residential construction related products. With the relatively high commodity PVC and HDPE material costs, the Company continues to partially recoup these cost increases with higher selling prices. Year-to-date 2006 net sales are $446.0 million, compared with $350.9 million recorded in the first nine months of 2005, an increase of $95.1 million, or 27.1%.
Gross profit in the third quarter of 2006 totaled $32.8 million, or 22.1% of net sales, an increase of $9.9 million, or 43.1%, compared with $22.9 million, or 17.9% of net sales, in the third quarter of 2005. The growth in gross profit is partially a result of the higher net sales levels achieved in 2006. This margin improvement also reflects the effect of price increases realized in 2006, which helped to offset raw material cost increases that began in the fourth quarter of 2005. Profit margins are also benefiting from an overall increase in manufacturing capacity utilization in the current quarter compared with the prior year quarter and $2.2 million in lower manufacturing variances primarily due to the elimination of excessive scrap and quality issues experienced in the PVC extrusion plants in the third quarter of 2005. The Company did experience approximately $0.7 million in start up and duplicative distribution expenses as the Dallas distribution center was opened in early September 2006. For the first nine months of 2006, gross profit was $103.8 million, or 23.3% of net sales, a $40.9 million, or 65.1%, increase over the $62.9 million, or 17.9% of net sales, earned in the first nine months of 2005. These results were impacted by the higher net sales levels, price increases, leveraging of distribution operations and improved manufacturing variances.
Operating income was $20.3 million, or 13.7% of net sales, in the third quarter of 2006, compared with $10.3 million, or 8.1% of net sales, in the third quarter of 2005. Operating expenses were about even with the third quarter of 2005 at $12.5 million. Higher variable selling expenses ($650,000) were offset by lower retiree medical costs ($600,000) resulting from an update of the actuarial calculation to reflect current changes in census data and medical cost experience. Operating expenses for the first nine months of 2006 were $44.1 million, or 9.9% of net sales, compared with $36.2 million, or 10.3% of net sales for the first nine months of 2005, an increase of $7.8 million. The increase in the year-to-date operating expenses is comprised mainly of higher variable selling expenses and other market and promotional expenses ($3.9 million) and incentive compensation costs ($0.9 million). A portion of the operating expense increase relates to stock compensation expense ($0.3 million in the third quarter of 2006 and $2.1 million in the first nine months of 2006) under SFAS 123R, which was adopted on January 1, 2006 (see note F) and requires the expensing of stock compensation to employees and directors. Finally, the Company has incurred higher legal and professional fees of around $0.8 million during the first nine months of 2006 to support the review of potential acquisitions and CEO search activities. Operating income for the first nine months of 2006 was $59.8 million, or 13.4% of net sales, compared with $26.7 million, or 7.6% of net sales for the first nine months of 2005.
Interest expense in the third quarter and first nine months of 2006 was $0.3 million and $2.3 million lower than the respective periods of 2005. Average borrowings over the first nine months of 2006 were lower by $36.1 million, compared with the first nine months of 2005. Despite numerous LIBOR rate increases in the past year, average interest rates paid only rose to 5.82% in 2006, compared with 5.49% in 2005.
Year-to-date income tax provisions are based on an annual effective tax rate of 37.7% in 2006, compared with the annual effective rate of 37.3% in 2005.
Business Segments
Carlon
The Carlon business segment had net sales of $65.8 million in the third quarter of 2006, an increase of $7.0 million, or 11.9%, over the net sales level of $58.8 million in the third quarter of 2005. Year-to-date 2006 net sales for Carlon were $207.2 million, an increase of 25.5%, or $42.1 million, compared with net sales of $165.0 million for the first nine months of 2005. The continued expansion of the commercial and industrial construction market helped to partially offset a decline in residential construction and allowed electrical product sales to increase by close to $3.0 million in the third quarter compared with the third quarter of 2005 and by $16.0 million for the first nine months of 2006 compared with the first nine months of 2005. About half of the increases came from higher unit volumes and the remainder from price increases implemented at the end of 2005. During the third quarter of 2006, net sales of telecom products were essentially flat as compared with prior year sales because shipments to a major customer have slowed as they manage their inventory levels. Shipments of telecom products are still up over 20% from the prior year-to-date supporting the roll out of Fiber-to-the-Premise and other utility infrastructure projects. Additionally, sales of pressure pipe to the natural gas collection market remains very strong, exceeding the third quarter of 2005 and year-to-date levels by $4.1 million and $14.0 million, respectively.
Gross profit for Carlon is about $2.0 million and $14.0 million higher in the third quarter of 2006 and year-to-date 2006, compared with the prior year primarily due to the higher sales volumes as described above. Gross margins were favorably impacted in 2006 by the price increases implemented at the end of 2005, which offset rising raw material costs. Distribution expenses were higher in the third quarter 2006 by about $400,000 related to the opening of the Dallas distribution center.
Operating income for the Carlon business segment totaled $10.6 million, or 16.1% of net sales, in the third quarter of 2006, an increase of $1.9 million, or 21.4% from the $8.7 million, or 14.8% of net sales, earned in the third quarter of 2005. Year-to-date 2006 Carlon earned $32.1 million of operating income, or 15.5% of net sales, compared with $20.2 million of operating income, or 12.2% of net sales, year-to-date 2005 representing an improvement of $11.9 million, or 59.0%. The higher operating income in 2006 is primarily related to the gross profit improvement. Year-to-date operating expenses in 2006 were approximately $2.1 million more than year-to-date 2005 primarily from $3.0 million in higher variable selling and marketing expenses and incentive compensation expenses. These were partially offset by the expiration of a non-compete agreement which lowered amortization by $0.9 million.
Lamson Home Products
The Lamson Home Products business segment realized net sales of $31.7 million in the third quarter of 2006, a $3.4 million, or 11.8% increase, compared with $28.3 million in net sales for the third quarter of 2005. Substantially all of this net sales increase was the result of price increases implemented in the first quarter of 2006 in response to the significant PVC and other raw material cost increases. Unit sales have remained essentially level with the prior year. Net sales for the first nine months of 2006 in Lamson Home Products were $85.5 million, compared with $78.7 million in the first nine months of 2005, a $6.9 million, or 8.7% increase. Similar to the third quarter of 2006, this growth came primarily from price increases.
Gross profit for Lamson Home Products in the third quarter and year-to-date 2006 are $1.0 million and $0.8 million better than the comparable periods of 2005. The increased gross profit resulting from the higher net sales levels were partially reduced by increased PVC compound costs and approximately $0.3 million in increased distribution costs related to the start up of the Dallas distribution center.
Operating income for Lamson Home Products increased to $5.2 million, or 16.3% of net sales, in the third quarter of 2006, compared with $4.3 million, or 15.3% of net sales, in the third quarter of 2005. Operating expenses in the current quarter approximated the prior year quarter while year-to-date Lamson Home Products incurred $1.4 million in higher operating expenses reflecting marketing investments made to improve product mix and market share in future periods. The related product rollouts, which have been delayed, also led to an increase in inventory at the end of the third quarter of 2006. For the first nine months of 2006 operating income was $11.8 million, or 13.8% of net sales, compared with $12.4 million, or 15.8% of net sales, for the first nine months of 2005.
PVC Pipe
Net sales in the PVC Pipe business segment rose in the third quarter 2006 to $50.7 million, an increase of $9.8 million, or 24.0%, compared with net sales of $40.9 million in the third quarter of 2005. Year-to-date net sales for 2006 were $153.2 million, compared with $107.2 million for year-to-date 2005, an increase of $46.0 million, or 43.0%. PVC Pipe pounds shipped in the current quarter were about equal to the third quarter of 2005 keeping year-to-date volumes up 3.0% to 4.0% over the prior year. Pricing in the PVC Pipe business segment is also up in 2006, with higher average pipe prices of about 25.0% in the third quarter of 2006 and almost 41.0% for year-to-date 2006, compared with those respective periods in 2005.
Gross profit in the PVC Pipe segment was approximately $7.0 and $26.0 million more in the third quarter 2006 and first nine months of 2006 compared with the prior year respective periods. Net sales price increases exceeded the higher average PVC resin costs in 2006 of 21% and 13% over the third quarter and year-to-date of 2005, respectively, which improved material margins.
The PVC Pipe segment had operating income in the third quarter of 2006 of $5.8 million, which is a $6.7 million improvement over the loss in the third quarter of 2005 of $0.9 million. The year-to-date operating income was $24.3 million compared with a year-to-date operating loss of $0.5 million in 2005. Operating expenses for the first nine months of 2006 are approximately $1.3 million higher than the first nine months of 2005 from increased variable selling and incentive compensation expenses.
Liquidity and Capital Resources
The Company’s primary source of liquidity and capital resources is cash generated from operating activities and availability under its Credit Facility.
The Company generated $22.5 million of cash from operating activities in the first nine months of 2006, compared with $13.3 million in the first nine months of 2005. This increase in cash flow resulted from strong profitability in 2006 as overall investment in working capital rose to support higher net sales and related operations. At the end of the third quarter of 2006, accounts receivable were $80.9 million, an increase of $11.1 million, or 15.9% over the end of the third quarter of 2005 and $12.4 million, or 18.2% more than at the 2005 year-end. The increase is mostly due to the 15.8% in higher net sales activity the third quarter of 2006, while days sales outstanding calculated using a three-month rolling average, was 51.7 days at September 30, 2006, compared with 46.1 days at October 1, 2005.
Investment in inventory at the end of the third quarter of 2006 was $55.8 million, up $15.9 million or 39.9% from the $39.9 million balance at the end of the third quarter of 2005 and an increase of $11.9 million or 26.9% from year-end 2005. This resulted in a quarter-end inventory-turn of 7.4 times at the end of the third quarter of 2006, compared with 8.8 times at the end of the third quarter of 2005, which had been impacted by some supply constraints due to last year’s Gulf Coast hurricanes. The pounds of PVC resin in inventory at September 30, 2006 were almost 50% higher than at October 1, 2005 and the 2005 year-end. They only marginally exceed the Company’s goal of having a month of net sales demand in inventory, which reduces its exposure to resin cost fluctuations. The average cost of PVC resin in inventory was stable throughout the quarter and ended the third quarter 2006 up 15.6% from the end of the third quarter 2005, but average resin cost has fallen over 10% since year end 2005. The Company has also increased its investment in inventory by approximately $3 million to support customer product reset rollouts, which were delayed, and holiday product sales in the fourth quarter.
Accounts payable at September 30, 2006 were $33.6 million, a $2.7 million increase from year-end 2005 and $1.1 million less than October 1, 2005. Total accrued expenses of $33.5 million at September 30, 2006 have remained very consistent with the levels accrued both at year end 2005 and October 1, 2005. Higher taxes and incentive compensation accruals were offset by the timing of freight and customer sales and marketing program payments.
The Company used $9.5 million of cash in investing activities on capital expenditures, for the first nine months of 2006. Capital expenditures were made primarily to increase PVC extrusion productivity and quality, and to expand mold capacity and tooling to support product line expansion. In 2005, the Company spent $6.1 million on capital expenditures.
Cash used by financing activities totaled $10.9 million in the first nine months of 2006, compared with $6.0 million in the first nine months of 2005. The Company has paid $15.2 million on its Credit Facility so far in

2006. The Company is in compliance with all debt covenants at the end of the third quarter of 2006 and now has over $70 million of available capacity on its revolver to fund acquisitions and other cash requirements of the business. In the first nine months of 2006, the Company received $3.5 million from the exercise of 668,000 stock options compared with $3.6 million received for options exercised in the first nine months of 2005. The Company has classified, in accordance with SFAS 123R, the tax benefit from the current year exercise of stock options ($5.8 million) as a financing activity. Formerly, the benefit was classified as an operating activity.
The Company intends to augment its growth through selective acquisition opportunities. From time to time the Company is involved in various stages of discussions or negotiations with acquisition candidates. No definitive agreement with any acquisition candidate has been entered into, and the Company cannot assure you that any acquisition will be successfully negotiated, financed or consummated. The Company may finance any such future acquisition by using cash, additional borrowing capacity and/or the issuance of debt or equity securities. In this regard, the Company is currently in negotiations with its administrative agent and existing lenders regarding an amendment of the Credit Facility to convert the entire facility to a revolver in an effort to increase our borrowing capacity and covenant flexibility.

Critical Accounting Estimates
The Company has no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2005.
Outlook for 2006
Light commercial and industrial construction markets continued to see increased activity in the third quarter of 2006. Demand for the Company’s products which are used in commercial facilities and industrial capacity expansion, although somewhat lower than the double-digit growth rate seen in the first half of 2006, has remained strong. These demand levels, along with the expectation that the Gulf Coast rebuilding efforts are still to come, should support a growth rate for the Company in these markets of at least 7% — 8% for 2006.
Telecom spending through the third quarter 2006 continued to expand at around 20% to support Fiber-to-the-Premise projects. Verizon Communications, one of the Company’s key telecom customers, confirmed its plans to pass fiber optic cable to 3 million homes each year from 2006 through 2010, up 50% from the 2 million homes connected in 2005. Other telecom, utilities and cable operators have also begun similar, but more modest programs. Overall, management expects the telecom product unit sales to grow at a rate of 6% — 9% in 2006.
Residential construction, as anticipated, began to moderate from record levels of over 2.0 million units in the prior year to a more sustainable annualized rate of 1.7 million units for the second and third quarters. We believe the residential construction market has reached a level that will be maintained through 2007.
PVC resin producers have returned to normal operations, utilizing over 90% of the industry capacity, and resin and pipe inventories have been replenished, recovering from the shortages caused by the two major Gulf Coast hurricanes last year. After resin costs dropped by more than 10% in the first half of 2006, they leveled off in the third quarter of 2006. On average, PVC conduit prices in the third quarter 2006 have declined an additional 6% compared with the second quarter of 2006. The Company experienced steady demand in the third quarter as higher commercial and industrial construction activity has offset the modest slowdown in residential construction. As natural gas prices remain fairly stable and the resin producers are expected to operate at a slightly lower capacity rate, it is expected that PVC resin prices will decline in the last quarter of 2006 as construction activity experiences its seasonal slowdown. It is the Company’s intention to lower its inventory levels of PVC, limiting the exposure to inventory write downs, while continuing to monitor the spread between selling price and resin cost to maintain a reasonable, sustainable profit level for the PVC pipe business.
The Company opened a third distribution center located in Dallas, Texas in the third quarter 2006. This center will service the Gulf Coast and south central regions providing improved customer service, lower freight costs and the potential for market share growth. It is expected that increased distribution costs will be offset by these cost savings and sales growth by the second quarter of 2007.
Cash flow from operating activities will be strong in the last quarter of 2006 from favorable operating results and the reduction of working capital requirements as inventories and accounts receivable balances are lowered at year end. This should allow the Company to further reduce the amount owed on its Credit Facility. Capital spending in 2006 is expected to be $13.0 million to $15.0 million, as the Company focuses on upgrading extrusion equipment, increases automation and adds incremental molds and tooling to support market expansion and new products.
The Company is anticipating net sales for the fourth quarter of 2006 of between $115.0 million and $120.0 million, which is expected to result in net income of $5.2 million to $5.6 million, or $0.32 – $0.35 per diluted share, for the fourth quarter. This earnings range would result in the second best operating results in the fourth quarter in the Company’s history. For the full year 2006, the Company continues to expect net sales to increase 13% — 14% over 2005 ranging from $560.0 million to $565.0 million, reflecting the improved conditions in the commercial and industrial construction markets. If this net sales level is achieved, along with only a slight decline in PVC pipe margins and operating capacity utilization, the Company projects net income of $40.3 million to

$40.7 million, or $2.50 - $2.53 per diluted share in 2006. This estimate represents a 47% — 49% increase over the $27.4 million of net income reported for 2005.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) the continued availability of raw materials and consistent electrical power supplies, (iv) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends (v) any adverse change in the country’s general economic condition affecting the markets for the Company’s products and (vi) the ability of the Company to identify and complete acquisitions that would complement its business, including the possibility of needing additional debt and equity financing to complete such acquisitions. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2005.
Item 4 – Controls and Procedures
As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. During the Company’s third quarter 2006, there have been no significant changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

THE LAMSON & SESSIONS CO.
(Registrant)
October 30, 2006	By:	/s/ James J. Abel
James J. Abel
Executive Vice President, Secretary, Treasurer and Chief Financial Officer