Form 10-K
period 2006-12-30
LAMSON & SESSIONS CO
filed 2007-03-14
CIK 57497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NUMBER 1-313

THE LAMSON & SESSIONS CO.
(Exact name of Registrant as specified in its charter)

Ohio	34-0349210

(State of Incorporation)	(I.R.S. Employer Identification No.)

25701 Science Park Drive, Cleveland, Ohio
(Address of Principal Executive Offices)

                 216-464-3400
(Registrant’s telephone number, including area code)
                                  None
(Former name, former address and former fiscal year, if changed since last report)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each Exchange on which registered

Common Shares, without par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☑

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

As of June 30, 2006, (the last trading day of the Company’s fiscal 2006 second quarter) the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $441,892,162 based on the closing sale price of $28.36 as reported on the New York Stock Exchange.

As of March 9, 2007 the Registrant had outstanding 15,830,501 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders	Part III

THE LAMSON & SESSIONS CO.

INDEX TO
ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 30, 2006

PART I

Item 1.	BUSINESS

The Lamson & Sessions Co., an Ohio corporation, (the “Company” or “Lamson & Sessions”), founded in 1866, is a diversified manufacturer and distributor of a broad line of thermoplastic electrical, consumer, telecommunications and engineered sewer products for major domestic markets. The markets for thermoplastic electrical conduit, related fittings and accessories, wiring devices and sewer pipe include the construction, utility and telecommunications industries, municipalities, other government agencies, and contractors; and “do-it-yourself” home remodelers.

Principal Products and Markets
The Company is engaged in the manufacture and distribution of a broad line of thermoplastic electrical, telecommunications and engineered sewer products. In addition, the Company distributes a wide variety of consumer electrical wiring devices, home security devices, wireless electrical and other wireless products.

All of the Company’s thermoplastic electrical products compete with and serve as substitutes for similar metallic products. The Company’s thermoplastic electrical products offer several advantages over these other products. Specifically, non-metallic electrical and telecommunications conduit and related fittings and accessories are generally less expensive, lighter and easier to install than metallic products. They do not rust, corrode or conduct electricity. Thermoplastics, either polyvinyl chloride (PVC) or high density polyethylene (HDPE), are the material of choice to protect fiber optic cable.

Three business segments serve specific markets, each of which has some unique product and marketing requirements. These markets are:

Carlon — Industrial, Residential, Commercial, Telecommunications and Utility Construction:  The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), and telephone and telecommunications companies. The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of enclosures, electrical outlet boxes and fittings, including PVC elbows and sweeps. Examples of the applications for the products included in this segment are multi-cell duct systems and HDPE conduit designed to protect communications cable.

Lamson Home Products — Consumer:  The major customers served are home centers and mass merchandisers for the “do-it-yourself” (DIY) home improvement market. The products included in this segment are electrical outlet boxes, liquid conduit, electrical fittings, door chimes and lighting controls.

PVC Pipe:  This business segment primarily supplies electrical, power and communications conduit to the electrical distribution, telecommunications, consumer, power utility and sewer markets. The electrical and telecommunications conduit is made from PVC resin based compound and is used to protect wire or fiber optic cables supporting the infrastructure of power or telecommunications systems.

A breakdown of net sales as a percent of total net sales by major business segments for 2006, 2005 and 2004 is as follows:

(Dollars in thousands)	2006		2005		2004

Carlon	$261,442	47%	$223,500	45%	$183,800	48%
Lamson Home Products	113,135	20%	105,039	21%	86,510	22%
PVC Pipe	186,693	33%	165,656	34%	116,829	30%

	$561,270	100%	$494,195	100%	$387,139	100%

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

Distribution
The Company distributes its products through a nationwide network of more than 105 manufacturers’ representatives and a direct field sales of approximately 27.

Raw Materials
The Company is a large purchaser of pipe grade PVC and HDPE resins. The Company has entered into a long-term supply contract for PVC resin. PVC resin producers had been operating for most of 2006 at near capacity with no substantial net capacity additions planned until late 2007. The Company has generally been able to pass through any raw material cost increases, depending on the end-market strength. HDPE is purchased by the Company from various sources and has historically been readily available.

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

Major Customers
Sales to Affiliated Distributors, a cooperative buying group reported within the Carlon and PVC Pipe segments not otherwise affiliated with the Company, totaled approximately 11.2% of consolidated net sales in 2006, 12.6% of consolidated net sales in 2005 and 11.0% of consolidated net sales in 2004. Sales to Home Depot, a customer of primarily the Lamson Home Products segment not otherwise affiliated with the Company, totaled approximately 13.2% of consolidated net sales in 2006.

Backlog
In the Company’s three business segments, the order-to-delivery cycle ranges from several days to a few weeks. Therefore, the measurement of backlog is not a significant factor in the evaluation of the Company’s prospects.

Research and Development
The Company is engaged in product development programs, which concentrate on identifying, creating and introducing innovative applications for thermoplastic and wireless electrical products. The Company maintains a material testing lab and development center in its Cleveland, Ohio headquarters to facilitate this effort and to improve manufacturing processes. The Company’s research and development expenditures totaled $2.1 million in 2006, $1.9 million in 2005 and $2.2 million in 2004.

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

Associates
At December 30, 2006, the Company had 1,281 associates, 1,088 of whom were employed at the Company’s manufacturing facilities and distribution centers. The remainder of associates were primarily employed at the Company’s corporate headquarters and field sales offices.

Foreign Operations
The net sales, operating earnings and assets employed outside the United States are not significant. Export sales were approximately 3.4% of consolidated net sales in 2006, 3.5% of consolidated net sales in 2005, and 4.6% of consolidated net sales in 2004, respectively, and were made principally to customers in Canada and the Caribbean.

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s Web site at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge, on or through its Web site at http://www.lamson-sessions.com.

Item 1A.	RISK FACTORS

From time to time, information we provide, statements by our associates or information included in our filings with the Securities and Exchange Commission may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including those described below. Any forward-looking statements made in this report or otherwise speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

As of the beginning of 2006, we entered into a long-term agreement with one supplier to provide substantially all of our PVC pipe grade resin requirements. In addition, this supplier provides us with the majority of our PVC molding compound.

Approximately 15-20% of our molded products, sold through the Carlon or Lamson Home Products’ business segments, are made by domestic outsource molders. There are a limited number of vendors capable of molding these PVC products, and molding facilities in 2006 were running at near capacity.

Any significant accidents, labor disputes, fires, severe weather, floods or other difficulties encountered by our principal suppliers could result in production delays or the inability to fulfill orders on a timely basis. For example, in September and October of 2005, all five PVC resin suppliers declared “force majeure” (meaning acts of nature that allow the suppliers to avoid contractual obligations) due to the effects of Hurricanes Katrina and Rita and due to an accident at one resin manufacturing facility. This resulted in constrained resin supply and significantly higher resin and transit costs through the last four months of 2005. We maintain a relatively small inventory of raw materials and component parts. Therefore, any interruption or delay in the supply of raw materials or products from our current principal suppliers, or our inability to obtain products from alternative sources at acceptable quality and price levels and within, a reasonable amount of time, could substantially impair our ability to meet scheduled product deliveries to our customers. As a result, our customers could cancel orders, which could have a material adverse effect on our business and results of operations.

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

A substantial percentage of our net sales are to customers in the construction and telecommunications industries. Each of those industries is cyclical in nature, influenced by a combination of factors, including, among other things, periods of economic growth and recession, prevailing interest rates and rate of construction of telecommunications infrastructure. These factors, in turn, affect our sales.

Most of our products are sold into the various construction market segments. Commercial and industrial construction is the largest market serviced by us, (35-40% of net sales) and it has only recently begun to expand. Residential, including both new construction and home improvement activity, is the next largest end market (20-30% of net sales) and has seen progressive growth in the prior couple of years but declined in the last quarter of 2006.

The telecommunications and utility infrastructure industry is another major market in which we participate (25-35% of net sales). Spending by our telecom customers plummeted in 2001, negatively impacting net sales and operating results for a few consecutive years. Currently, however, the business is being favorably impacted by the continued roll out of fiber-to-the-premise projects and upgrading of the overall utility infrastructure.

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

Approximately 42% of our associates were covered by five collective bargaining agreements, all of which expire in the next 15 months. Although we believe our relations with the unions are good, we cannot assure you that these agreements will be renewed on similar terms or renegotiated on acceptable terms. Any prolonged work stoppages in one or more of our facilities could materially adversely affect our results of operations.

We are dependent on key customers.

We rely on several key customers. For the year ended December 30, 2006, our top ten customers accounted for approximately 64% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries, and as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost business with key customers in the past and may again in the future. Customer orders are dependent upon their markets and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

•	the loss of a key customer, in whole or in part;

•	the insolvency or bankruptcy of any key customer;

•	a declining market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.

There is also customer concentration within our segments. For example, over 75% of Lamson Home Products’ net sales are to its top three customers in the “Do-it-Yourself” home improvement market. These customers’ businesses are dependent on servicing them at high order fill rate levels. In addition, we support them with a significant amount of marketing support through customized packaging and point of purchase materials. We may not be able to increase or sustain our amount of retail shelf space or promotional resources or offer retailers price discounts, and as a result, our sales and results of operations may be adversely affected. Additionally, economic downturns or recessions could force retailers to negotiate better terms of sale, which we may be unable to accept. Retailers may give higher priority to products other than ours, thus reducing their efforts to sell our products.

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

Approximate
Manufacturing Facilities	Square Feet

Woodland, California(O)	71,000
High Springs, Florida(O)	110,000
Tennille, Georgia(O)	41,000
Clinton, Iowa(O)	159,000
Mountain Grove, Missouri(O)	36,000
Bowling Green, Ohio(O)	67,000
Oklahoma City, Oklahoma(O)	172,000
Nazareth, Pennsylvania(O)	61,000
Erie, Pennsylvania(L)	56,000
Cranesville, Pennsylvania(L)	10,000
Distribution Centers
Columbia, South Carolina(L)	350,000
Dallas, Texas*	180,000
Woodland, California(L)	127,000
Fort Myers, Florida(O)	40,000

*	During the third quarter 2006 the Company opened a distribution center in Dallas, Texas which is being operated by a third party logistics organization. The Company does not own or lease this facility.

The above manufacturing facilities were operated at approximately 78% of their productive capacity during 2006.

Item 3.	LEGAL PROCEEDINGS

The Company is party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2006, the Company held a special meeting of shareholders to vote on a proposal to increase the number of authorized common shares of the Company from 20 million to 40 million. At the special meeting, 14,571,576 common shares were represented in person or by proxy, and such shares represented a quorum. The proposal was approved, and the number of shares voted in favor, against and abstaining from the proposal was as follows:

FOR	AGAINST	ABSTAIN

11,798,947	2,743,056	29,573

Abstentions had the effect of votes against the proposal. There were no broker non-votes.

Executive Officers of the Registrant

JOHN B. SCHULZE
Chairman of the Board (Also President and Chief Executive Officer, January 1 — November 15, 2006.)
Executive Officer since January 1988. Age 69

MICHAEL J. MERRIMAN JR.
President and Chief Executive Officer

Executive Officer since November 15, 2006. Sr. Vice President and Chief Financial Officer, American Greetings Corporation September 2005-November 2006. Founder, Product Launch Ventures, LLC, May 2004 to August 2005. President and CEO, Royal Appliances Mfg. Co. August 1995 to May 2004. Age 50

JAMES J. ABEL
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Executive Officer since December 1990. Age 61

EILEEN E. CLANCY
Vice President

Executive Officer since January 2, 2002. Vice President, Human Resources since January 2, 2002. Director of Human Resources Development, December 1995 — December 2001. Age 56

DONALD A. GUTIERREZ
Senior Vice President

Executive Officer since February 26, 1998. Senior Vice President since February 21, 2001. Vice President, Carlon since March 1998. Age 49

ANDREW J. PATTERSON
Vice President

Executive Officer since April 28, 2006. Vice President and Chief Information Officer since April 28, 2006. Director, Information Services since July 1, 2002. Manager, Information Services since July 1, 1999. Age 46

MICHAEL R. PEARCH
Vice President

Executive Officer since August 7, 2006. Vice President, Supply Chain since August 7, 2006. Director, Production and Inventory Management since May 1, 2003. Director, Materials Management since April 16, 1998. Age 58

JAMES A. RAJECKI
Vice President

Executive Officer since April 28, 2006. Vice President, Operations since April 16, 2006. Director, Molding Operations since January 1, 2006. Director, Manufacturing Engineering since April 1, 1996. Age 44

LORI L. SPENCER
Vice President

Executive Officer since February 27, 1997. Vice President and Controller since August 1997. Age 48

NORMAN P. SUTTERER
Senior Vice President

Executive Officer since February 29, 1996. Senior Vice President since February 18, 2003. Vice President, Lamson Home Products since March 1998. Age 57

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange. High and low close prices for the Common Stock are included in Note N to the Consolidated Financial Statements. The approximate number of shareholders of record of the Company’s Common Stock at December 30, 2006 was 1,063.

We have not paid any common dividends during the last two years and do not expect to pay common dividends in the foreseeable future. Our credit agreement contains limitations on the payment of dividends.

The following graph compares the cumulative 5-year total return provided to shareholders of The Lamson & Sessions Co.’s common stock relative to the cumulative total returns of the Russell 2000 index and the S & P SmallCap Industrial index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2001 and its relative performance is tracked through 12/31/2006.

	12/01	12/02	12/03	12/04	12/05	12/06
The Lamson & Sessions Co.	100.00	61.33	109.90	173.33	476.57	462.10
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
S & P SmallCap Industrial	100.00	90.98	121.49	156.36	172.04	200.34

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY

	Fiscal Years Ended
(Dollars in thousands except per share data, associates and percentages)	2006	2005	2004		2003	2002

Operations:
Net sales	$561,270	$494,195	$387,139		$340,487	$312,429
Operating Income	66,109	50,607	17,669		14,658	18,509
Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	62,039	43,699	9,744		6,131	8,926
Income From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	39,143	27,395	6,148		3,740	5,026
Income (loss) from discontinued operations, net of income taxes	—	—	401		(2,738)	—
Cumulative effect of change in accounting principle, net of income taxes	—	—	—		—	(46,250)
Net Income (Loss)	$39,143	$27,395	$6,549		$1,002	$(41,224)

Basic Earnings (Loss) Per Common Share:
Earnings (Loss) from continuing operations before change in accounting principle	$2.52	$1.91	$0.45		$0.27	$0.36
Earnings (Loss) from discontinued operations, net of tax	—	—	$0.03		$(0.20)	—
Cumulative effect of change in accounting principle, net of tax	—	—	—		—	$(3.36)

Net Earnings (Loss)	$2.52	$1.91	$0.47	*	$0.07	$(2.99)*
Diluted Earnings (Loss) Per Common Share:
Earnings (Loss) from continuing operations before change in accounting principle	$2.43	$1.82	$0.43		$0.27	$0.36
Earnings (Loss) from discontinued operations, net of tax	—	—	$0.03		$(0.20)	—
Cumulative effect of change in accounting principle, net of tax	—	—	—		—	$(3.36)

Net Earnings (Loss)	$2.43	$1.82	$0.46		$0.07	$(2.99)*

Year-End Financial Position:
Current Assets	$118,325	$129,639	$100,745		$81,377	$84,764
Total Assets	215,610	240,449	218,502		208,313	213,705
Current Liabilities(1)	62,746	72,420	131,112		57,026	64,112
Long-Term Debt(1)	7,131	55,026	11,876		82,990	84,350
Other Long-Term Liabilities	17,481	22,704	30,138		29,782	29,067
Shareholders’ Equity	128,252	90,299	45,376		38,515	36,176

Statistical Information:
Number of associates	1,281	1,263	1,189		1,122	1,116
Market price per share	$24.26	$25.02	$9.10		$5.50	$3.40
Market capitalization	$382,958	$377,295	$126,371		$75,829	$46,844
Gross profit as a % of net sales	21.9%	20.6%	16.4%		15.9%	19.2%
Total operating expenses as a % of net sales	10.1%	10.4%	11.4%		11.6%	13.3%
Operating income as a % of net sales	11.8%	10.2%	4.5%		4.3%	5.9%

(1)	In 2004, the Company’s Credit Facility of $75,000 was classified as current as it had a maturity date of August 2005.

*	Earnings per share do not sum to total, due to rounding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and footnotes.

Executive Overview
In 2006, the Company increased net sales as commercial and industrial construction market strength offset the effect of a moderation in the residential construction market. This resulted in a second straight year of record net sales which totaled $561.3 million, almost 14% higher than net sales of $494.2 million in 2005. The rate of growth slowed slightly to about 15% for shipments of products to support utility infrastructure and telecommunications Fiber-to-the-Premise infrastructure construction.

The Company was significantly impacted by the high costs of PVC and HDPE resins and compounds for much of 2006. After dramatic increases in the fourth quarter of 2005, costs had been, on average, about 8% to 11% higher throughout 2006, only beginning to decline near the end of the year after the hurricane-free third quarter and moderation in residential construction activity. The Company was able to pass on raw material cost increases during the first part of 2006.

Throughout 2006 the Company addressed process control and quality issues in the PVC Pipe extrusion plants that were identified in the second half of 2005. Of the $12.8 million in capital expenditures in 2006, approximately $6.0 million was invested to replace aging extrusion and testing equipment. Additional quality control personnel were hired at the beginning of the year and formal training on the new equipment was completed. These improvements in operations were beginning to be realized in the second half of 2006, as we eliminated approximately $1.5 million in unfavorable manufacturing variances, related to excessive scrap rates, which had been incurred in the PVC extrusion operations in the prior year.

In early September 2006, the Company successfully opened a distribution center in Dallas, Texas which will service the growing markets in the Gulf Coast and south central United States. Approximately $1.8 million of start up and duplicate costs were incurred in the last several months of 2006. Ongoing increased distribution costs should be partially offset by lower freight charges.

On January 1, 2006, the Company adopted the provisions of SFAS 123R (see Note A), Share-Based Payment, and elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for stock-based awards. Prior to the adoption of SFAS 123R, the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted. In 2006, the Company granted stock appreciation rights (SARs), stock options, performance accelerated restricted stock (PARS), and restricted shares to officers and directors of the Company. Expense related to these stock based grants and the relevant vesting of outstanding stock options reduced income before income taxes for 2006 by $2.3 million and reduced net income by $1.4 million ($.09 per basic and diluted share). As of December 30, 2006 there was $2.3 million of total unrecognized compensation cost related to non-vested share based compensation, which is expected to be recognized over a weighted average period of 1.5 years.

In November 2006, the Company expanded its Credit Facility to $250 million and renewed it for an additional five years (see Note C). This lowered the Company’s effective interest rate and provided more flexibility to pursue growth opportunities and other capital realignment activities.

In summary, net income increased for a second consecutive year to a record of $39.1 million in 2006, compared with $27.4 million in 2005, resulting in $2.43 diluted earnings per share in 2006 compared with $1.82 diluted earnings per share in 2005.

Results of Continuing Operations
The following table sets forth for the periods indicated certain items from the Consolidated Statements of Income as a percentage of net sales for years ended:

(Dollars in thousands)	2006		2005		2004

Net Sales	$561,270	100.0%	$494,195	100.0%	$387,139	100.0%
Cost of products sold	438,092	78.1%	392,580	79.4%	323,455	83.6%

Gross profit	123,178	21.9%	101,615	20.6%	63,684	16.4%
Total operating expenses	57,069	10.1%	51,008	10.4%	44,074	11.4%
Litigation settlement	—	0.0%	—	0.0%	1,728	0.4%
Other expense	—	0.0%	—	0.0%	213	0.1%

Operating income	66,109	11.8%	50,607	10.2%	17,669	4.5%
Interest expense, net	4,070	0.7%	6,908	1.4%	7,925	2.0%

Income from continuing operations before income taxes	62,039	11.1%	43,699	8.8%	9,744	2.5%
Income tax provision	22,896	4.1%	16,304	3.3%	3,596	0.9%

Income from continuing operations	$39,143	7.0%	$27,395	5.5%	$6,148	1.6%

Net sales for 2006 were $561.3 million compared with $494.2 million in 2005, an increase of 13.6% or $67.1 million. Carlon, which experienced the highest segment net sales growth rate, was favorably impacted by the upward demand trend in the commercial and industrial construction markets, the continued rollouts of telecom customers’ Fiber-to-the-Premise projects and the increased sales to the natural gas collection market. Price increases instituted to offset rising resin and compound costs were the primary reason for net sales increases in the PVC Pipe and Lamson Home Products segments. Operationally, the Company continues to focus on a key strategic objective of on-time, in-full, error-free delivery of products and services to our customers.

Net sales in 2005 rose by 27.7% or $107.1 million to $494.2 million compared with $387.1 million in 2004. All three business segments recorded growth in net sales of over 20% in 2005. On an overall basis, sales unit volume was up by 11-12% in 2005 while price increases accounted for about 15-16% of the higher net sales levels. The PVC Pipe segment, assisted by an exceptionally strong fourth quarter, expanded net sales by 41.8%. Carlon continued to see the expansion of product sales to support the telecom infrastructure projects and the initial signs of expansion of commercial construction activity. Lamson Home Products added to its product offerings and experienced general market growth as the home improvement retail customers continued to expand. All three segments obtained price increases in 2005, recouping realized cost increases.

Gross profit increased to $123.2 million, or 21.9% of net sales, in 2006, an increase of $21.6 million from $101.6 million, or 20.6% of net sales, in 2005. Raw material costs, especially PVC resin and compounds, were, on average, 8% to 11% higher in 2006 than in 2005. Many of these increases were passed on at the beginning of the year as sales price increases. The Company was able, as a whole, to maintain and slightly improve its gross margin in 2006 compared with 2005 due to higher capacity utilization (78.0% in 2006 versus 76.0% in 2005) at our manufacturing facilities. This occurred primarily in the HDPE and PVC extrusion plants, as lines were run to accommodate the steady telecom and improving non-residential construction demand and to replenish exceptionally low inventory levels of PVC pipe at the end of 2005. Lastly, the Company incurred approximately $1.8 million of additional distribution costs from the opening and operation of the Dallas, Texas distribution center in the last several months of 2006. This center will support growth in the Gulf Coast and South Central United States and help to lower freight costs going forward.

Gross profit in 2005 totaled $101.6 million, or 20.6% of net sales, an increase of $37.9 million, or 59.6%, compared with $63.7 million, or 16.4% of net sales, in 2004. The Company’s key raw materials, PVC and HDPE resins, maintained their upward cost trends, rising by double digits in 2005. These increases were more than offset by the higher selling prices the Company realized. Higher sales volumes in 2005 allowed the Company to improve the capacity utilization in its manufacturing facilities by 4 percentage points and to leverage its distribution operations. An unfavorable impact on the Company’s gross profit came from higher freight costs (21% higher costs per pound shipped) driven by fuel costs and limited transportation equipment availability. Manufacturing variance in 2005 in the PVC extrusion plants included higher scrap rates and operating inefficiencies ($2.3 million) in the second half of the year due to process control, equipment and training issues. Finally, the Company benefited from approximately $0.7 million in lower medical costs for active associates, due to lower claims and the implementation of cost controls.

Operating income in 2006 increased by 30.6% to $66.1 million, or 11.8% of net sales, compared with $50.6 million, or 10.2% of net sales in 2005. This improvement was the result of higher gross profit. Operating expenses increased by $6.1 million to $57.1 million compared with $51.0 million in 2005. The increase in operating expenses is comprised of $3.2 million of higher variable selling expenses and other marketing and promotional expense. A portion of the operating expense increase relates to stock compensation expenses of $2.3 million in 2006 under SFAS 123R, which was adopted on January 1, 2006 (see Note A) and requires the expensing of stock compensation to employees and directors. The Company has incurred about $1.5 million higher legal, professional and related expenses to support the review of potential acquisitions and the CEO search and hiring expenses. Finally, the Company experienced $1.8 million of reduced pension and retiree medical expenses and the expiration of a non-compete agreement which lowered amortization by $0.9 million.

Operating income for 2005 was $50.6 million, or 10.2% of net sales, compared with $17.7 million, or 4.6% of net sales, in 2004, an increase of $32.9 million or almost 200%. This improvement was entirely from higher gross profit, while operating expenses increased $6.9 million, or 15.7%, to $51.0 million in 2005 compared with $44.1 million in 2004. The majority of these rising operating expenses came from higher variable selling and marketing expenses ($3.1 million) and incentive compensation ($2.9 million) due to the significant net sales growth and improved operating results, respectively.

Interest expense continued its downward trend in 2006, declining to $4.1 million from $6.9 million in 2005 and $7.9 million in 2004. Average borrowings in 2006 were $54.7 million, down significantly from $92.0 million and $99.5 million in 2005 and 2004, respectively. The average interest rates paid were 5.82%, 5.45%, and 5.70% in 2006, 2005 and 2004, respectively. While variable LIBOR rates have increased a full basis point this year, the Company’s average rate has increased by only half that rate as a result of improved leverage ratios which lowered the interest rate spread.

The income tax provision for 2006 reflects an effective tax rate of 36.9% compared with 37.3% in 2005 and 36.9% in 2004. Approximately half the provision is non-cash due to the utilization of the Company’s net operating loss carry forwards and other tax credits. In 2005, the Company reversed $0.2 million of valuation allowance against available general business credits based on continued improved operating results in 2005 and projected operating results in 2006. During 2004, the Company settled certain state tax matters which resulted in a reduction of the current state and local income tax expense by approximately $0.2 million.

Business Segments

Carlon
Net sales in 2006 were $261.4 million, an increase of $37.9 million, or 17.0%, over the $223.5 million net sales level in 2005. About $14 million of the increase came from continued strong demand for the Company’s telecom and utility products for infrastructure expansion projects. Shipments of telecom and utility products were up over 15% in 2006 while the average selling price declined by a few percentage points from 2005. The commercial and industrial construction markets expanded during 2006 while residential construction activity was moderating in the first half of 2006 before dropping off significantly in the latter half of the year. Overall, the markets supported a 10% increase in electrical product sales approximately half of which came from higher unit volume and the remainder from price increases implemented at the end of 2005. Finally, sales of HDPE pressure pipe into the natural gas collection market was very strong in 2006, exceeding 2005 net sales levels by $12.0 million, an increase of over 150%.

The Carlon business segment had net sales in 2005 of $223.5 million, an increase of $39.7 million, or 21.6%, compared with net sales of $183.8 million in 2004. Approximately half of this growth ($20.0 million) came from increased demand for this segment’s telecom products, mostly HDPE conduit, to support the rollout of Fiber-to-the-Premise projects. Electrical products demand also expanded in 2005 (12%) as residential construction remained strong, while commercial and industrial construction slowly rebounded. The Company rolled out both new and improved electrical products to support this market growth in 2005. Finally, price increases on electrical products, implemented primarily in the first quarter of 2005 in response to the rising PVC costs, represented $6.5 million of the net sales improvement.

Gross profit for Carlon was about $13.0 million higher in 2006 compared with 2005 due to the increased sales levels and the price increases which helped to offset higher raw material costs. In addition, the higher sales volumes allowed manufacturing utilization in the HDPE manufacturing facilities to rise. Distribution expenses were $1.3 million more in 2006 for Carlon due to the addition of the Dallas, Texas distribution center. Some outbound freight savings were realized in the fourth quarter from having this extra shipping location.

Gross profit in 2005 for Carlon was approximately 2 percentage points better than in 2004. Price increases implemented early in the year offset the raw material cost increases experienced throughout 2005. Expanded volume of molded and fabricated electrical products and HDPE conduit sales helped increase manufacturing plant utilization and allowed the Company to continue to leverage fixed costs, especially in the distribution operations.

Operating income for Carlon was $38.1 million, 14.6% of net sales, in 2006 compared with $27.0 million, 12.1% of net sales, in 2005, an increase of $11.1 million or 41.2%. The growth in operating income comes primarily from the higher net sales and resultant higher gross margin. Operating expenses were $2.1 million more than 2005 as a result of higher variable selling expenses and legal fees, which were partially offset by the expiration of a non-compete agreement which lowered amortization by $0.9 million.

Operating income for Carlon totaled $27.0 million, or 12.1% of net sales, in 2005 compared with $16.8 million, or 9.2% of net sales, in 2004 representing an improvement of $10.2 million, or 60.3%. This increase came from improved gross profit results as operating expenses rose by $2.8 million in 2005 over the prior year. Operating expenses, in 2005, were impacted by increased variable selling and marketing expenses ($2.6 million) and incentive compensation, while the segment incurred a charge of $864,000 for a litigation settlement in 2004 (see Notes E and L).

Lamson Home Products
Net sales in the Lamson Home Products business segment increased to $113.1 million in 2006, an $8.1 million, or 7.7%, increase over the $105.0 million in net sales level in 2005. Substantially all of this increase is due to price increases implemented early in 2006 in response to the significant PVC compound and other raw material cost increases.

Net sales for Lamson Home Products reached $105.0 million in 2005, an increase of $18.5 million, or 21.4%, compared with 2004 net sales of $86.5 million. This growth came primarily from underlying market expansion of almost 10% as new and existing home sales, which generate much of the “do-it-yourself” home improvement project demand, were at near record levels. In addition, in 2005 Lamson Home Products continued to expand its product line through innovative new products introduced to existing customers ($2.0 million). Finally, in the first quarter of 2005, the segment increased selling prices an average of 9% in order to partially recoup the significant 2004 cost increases of around 15% in PVC and other raw materials.

Gross margin in 2006 for the Lamson Home Products business segment remained essentially the same as 2005 as price increases helped to offset the effect of 11% higher average PVC compound costs. Cost savings and better utilization in the manufacturing facilities were offset by higher distribution expenses incurred with the opening and operation of the Dallas distribution center in the last several months of 2006.

Gross margin for the Lamson Home Products business segment in 2005 was nominally improved over the 2004 level, as selling price increases were offset by continued PVC compound and other raw material cost increases of over 12% in 2005.

Operating income was $15.6 million in 2006, 13.8% of net sales, an increase of $0.6 million, or 3.6%, over operating income of $15.0 million, 14.3% of net sales, in 2005. Operating margins were reduced as the business segment incurred $1.7 million higher operating expenses primarily from marketing investments made to improve product mix and sales volume at key home improvement retail accounts.

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

PVC Pipe
The PVC Pipe business segment experienced net sales growth of $21.0 million, or 12.7%, to $186.7 million in 2006 from $165.7 million in 2005. Rigid pipe sales volume was fairly steady as commercial, industrial construction and utility demand offset a decline in residential construction bringing total year volume of pounds sold in 2006 approximately even with 2005. This business segment was able to realize approximately 12% higher average prices in 2006, which helped to mitigate about 8% higher average PVC resin costs.

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

Gross margin in the PVC Pipe business segment improved in 2006 as net sales prices increased to offset much of the approximate 8.0% increase in resin costs. Additionally, the segment has begun to realize some of the cost savings from capital investments made to increase productivity and reduce costs, such as new equipment, additional quality control personnel and extensive training programs which were implemented during 2006.

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

Operating results for the PVC Pipe business improved again in 2006 compared with 2005. Operating income rose to $22.6 million, 12.1% of net sales, in 2006 compared with $17.5 million of operating income, 10.6% of net sales, in 2005. This improvement of $5.1 million resulted primarily from better gross margin offset by operating expenses that increased by $1.0 million in 2006 as a result of higher variable selling expenses.

The PVC Pipe segment generated $17.5 million of operating income in 2005, or 10.6% of net sales, compared with an operating loss of $1.5 million in 2004. The entire operating income in 2005 was earned in the fourth quarter, as this segment was approximately breakeven through the first three quarters of 2005. Operating expenses were about $1.0 million higher in 2005 compared with 2004, primarily from increased variable selling expenses and incentive compensation.

Liquidity and Capital Resources
The Company’s primary source of liquidity and capital resources is cash generated from operating activities and availability under its Credit Facility.

Cash provided by operating activities rose by over 50% in 2006 to $46.3 million compared with $30.2 million in 2005 and $11.8 million in 2004. The significantly higher operating cash flow in 2006 came from the continued

improvement in operating income levels. Accounts receivable at the end of 2006 totaled $55.1 million compared with $68.5 million at the end of 2005, as the prior year balance was impacted by an exceptionally high fourth quarter net sales level. Despite this declining balance, days sales outstanding increased slightly at 2006 year-end to 53.8 days up from 50.9 days and 51.1 days at 2005 and 2004 year-end, respectively. This was primarily caused by the commercial terms to customers and the mix of receivables and not a deterioration of collectibility.

Inventories at the end of 2006 were higher by $4.5 million, or 10.2%, at $48.5 million, up from the $44.0 million 2005 year-end balance. In 2005, inventory balances rose by $7.1 million. Due to the comparatively lower sales levels in the fourth quarter of 2006, inventory turns declined to 6.3x in 2006. At year end 2005, the Company experienced record inventory turns of 9.1x primarily due to a resin shortage caused by Gulf Coast hurricanes.

The pounds of PVC resin inventory at December 30, 2006 were approximately 50% higher than December 31, 2005 when the Company’s resin supply was impacted by resin manufacturers’ force majeure situations. The cost per pound, however, was about 20% lower than such costs at December 2005, which had been almost 30% higher compared with the cost per pound at 2004 year-end. HDPE per pound resin costs in inventory at December 30, 2006 also declined by about 25% from the historically high levels at the prior year end.

The inventory increases in 2005 and 2004 were offset by higher accounts payable balances. In 2006, due to the slowdown in demand, and thus operating activity, the Company realized a decline in accounts payable of $11.1 million and $6.7 million in lower accrued expenses.

The Company made cash contributions of $6.6 million to support pension and other post-retirement benefit plans in 2006 ($7.7 million in 2005 and $4.1 million in 2004), primarily to defined benefit pension plan trust funds and for retiree medical payments. Included in the 2006 contributions is a discretionary $3.0 million ($4.0 million in 2005) voluntary contribution to one of its defined benefit pension plans in order to fully fund all qualified pension plans at December 30, 2006.

The Company’s cash used in investing activities totaled $12.8 million, $10.0 million and $5.0 million in 2006, 2005 and 2004, respectively. Capital expenditures increased this year to $12.8 million after investing $9.8 million in additions in 2005. The current year’s capital expenditures were spent on improvements to PVC extrusion productivity, replacement and upgrading of molds, tooling to support new products and continued manufacturing process automation. In 2004, the Company also received $1.6 million proceeds from the sale of fixed assets, primarily the Pasadena, Texas plant.

The Company’s cash used in financing activities was $31.9 million, $19.2 million and $6.6 million in 2006, 2005 and 2004, respectively. The Company was able to pay down $40.8 million in long-term debt this year, including retirement of the mortgage on the Company’s headquarters. These payments lowered the amount outstanding on its $250 million revolving credit facility to only $12.8 million at December 30, 2006. The Company was in compliance with all debt covenants at December 30, 2006 and is expected to maintain compliance throughout the remainder of the term of the agreement. Lastly, in 2006, 2005 and 2004, the Company received cash proceeds of $3.5 million, $7.7 million and $0.6 million, respectively, as 668,000, 1,184,000 and 121,000 shares were issued from the exercise of stock options in the respective years. The Company has classified, in accordance with SFAS 123R, the tax benefit from the current year exercise of stock options ($5.8 million) as a financing activity. Formerly the benefit was classified as an operating activity.

Outlook for 2007
Light commercial and industrial construction markets saw continuously increased activity throughout 2006. Demand for the Company’s products, which are used in commercial facilities and industrial capacity expansion, although falling off slightly in the fourth quarter after accelerating in the first half of 2006 has remained strong. These demand levels, along with the expectation that the Gulf Coast rebuilding efforts are still to come, should support a growth rate for the Company in these markets of at least 4%-6% for 2007.

Telecom and utility infrastructure through 2006 continued to expand at around 15% to support Fiber-to-the-Premise and other infrastructure projects. Verizon Communications, one of the Company’s key telecom customers, confirmed its plans to pass fiber optic cable to 3 million additional homes in 2007, similar to the levels reached in 2006. Other telecom, utilities and cable operators have also begun similar, but more modest programs. Overall, management expects the telecom products unit sales to grow at a rate of 3%-5% in 2007.

Residential construction, as anticipated, began to moderate from record levels of over 2.0 million units in the first quarter of 2006. We believe the residential construction market, in the fourth quarter of 2006 and through the majority of 2007, will reach its cyclical low point before increasing modestly in 2008.

During 2006, PVC resin producers returned to more normal operating conditions, utilizing approximately 90% of the industry capacity, while resin and pipe inventories have been replenished, recovering from the shortages caused by the two major Gulf Coast hurricanes last year. Overall, resin costs were 8% to 11% more in 2006 than 2005. If natural gas prices remain fairly stable and the resin producers operate at a slightly lower capacity rate in 2007, it is expected that PVC resin prices will decline in 2007 which, in turn, will lead to lower PVC conduit prices and margins.

The Company opened a third distribution center located in Dallas, Texas in the third quarter of 2006. This center will service the Gulf Coast and South Central United States, providing improved customer service, lower freight costs and the potential for market share growth.

The Company generated over $45 million in cash from operating activities in 2006. Cash flow from operating activities in 2007 should approximate the cash generated in 2006 due to sustained operating profitability and continued improvement in working capital management. The Company expects to further reduce the amount owed on its Credit Facility. Capital spending in 2007 is expected to be $13.0 million to $15.0 million, as the Company focuses on upgrading extrusion equipment, increases automation and adds incremental molds and tooling to support market expansion and new products.

In summary, we believe consolidated net sales in 2007 will approximate 2006 levels. Management also expects to have earnings comparatively lower in the first half of 2007 before regaining upward momentum in the second half of 2007, as markets improve. For the first quarter of 2007, the Company estimates that net sales will be in a range of $110 million to $120 million. This sales level may result in net income of $3.2 million to $4.9 million, or $0.20 to $0.30 per diluted share in the first quarter of 2007.

On February 12, 2007, the Company announced that it has engaged Perella Weinberg Partners to assist in the evaluation of the Company’s strategic and financial alternatives. There can be no assurance that this evaluation will result in a transaction. The Company will disclose developments regarding the process only if and when the Board of Directors has approved a specific transaction or course of action.

Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) the continued availability of raw materials and consistent electrical power supplies, (iv) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends (v) any adverse change in the country’s general economic condition affecting the markets for the Company’s products and (vi) the impact, outcome and effects of the Company’s exploration of strategic alternatives. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.

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

Accounts Receivable Allowances
The Company maintains allowances against accounts receivable for amounts that may become uncollectible in the future. The Company records reserves for bad debt based on a variety of factors including the customer’s operating results and financial condition, the length of time receivables are past due and historical collection experience. If the financial condition of the Company’s customers were to deteriorate, the Company may be required to record additional bad debt allowances. The Company also has a significant volume of customer deductions, as is customary in the retail and electrical product markets. These deductions primarily relate to pricing, freight and shipment quantity discrepancies. The Company strives to resolve these discrepancies on a timely basis to limit the accounts receivable collectibility issues. Estimates are made by management, based primarily on historical experience, as to the collectibility of deductions. Historically, except for the recovery of accounts receivables written off due to bankruptcies, there have not been material changes in estimates to the accounts receivable allowance.

Inventory Valuation
The Company routinely evaluates its inventories to ensure they are carried at lower cost or market value and to identify obsolete or excess inventory. A sudden decline in PVC or HDPE resin costs, coupled with a slow-down in sales volume, could result in the write-down of inventory valuations. In recent years, resin prices and end markets have resulted in limited inventory valuation write-downs. In addition, with some of the supply chain improvements made in the last couple of years, the Company generally carries less than two months worth of resin in inventory, which helps to mitigate the risk of write-downs.

Reserves are provided for obsolete and excess inventory by comparing future expected inventory usage to actual quantities on hand. The total reserve at December 30, 2006 is $0.8 million and has remained fairly consistent from year to year. Much of the Company’s products, when scrapped, can be re-ground and the material put back into the manufacturing process. There has not been a significant change in estimates relating to this inventory reserve in the last several years.

Pension and Other Post-Retirement Benefit Plans
The measurement of liabilities related to pension plans and other post-retirement benefits is impacted by management’s assumptions related to discount rates, expected return on plan assets, rate of compensation increases and healthcare trend rates. Variations in the pension plan assumptions including changes in discount rates, actual pension plan asset performance and actual compensation rate increases will either increase or decrease the unamortized actuarial gains or losses, which affect future pension expense. The Company currently has $22.0 million of unrecognized actuarial loss for its defined benefit pension and other Post-Retirement Benefit plans. This is primarily the result of lower discount rates, going from 7.5% in 2000 to 6.1% in 2006, which impacted the funded status by approximately $8.0 million in this time period. The current discount rate was selected by management based on an analysis of interest rates that would be incurred to settle this liability. Another major portion of the unrecognized loss is caused by net asset actuarial loss (actual return was less than the assumed rate of return) of about $11.7 million since 2000. Finally, mortality rates were changed in 2005 to use the latest available information increasing the actuarial loss by $7.3 million. The plans incurred an actuarial loss of $35.5 million in 2001 and 2002 reflecting the reduction in stock market equity values. In 2003 through 2006, the Company has experienced $23.8 million of actuarial asset gains as the stock market has rebounded and exceeded management’s expected rate of return. For 2007, the expected rate of return on plan assets is 7.5%, down from 9.5% in 2000. This is the rate of return anticipated by management in the long-term, based on plan asset mix. Due to the adoption of SFAS No. 158 (See Note A), the total unrecognized net actuarial loss is now recorded as an adjustment to accumulated other comprehensive income (loss) and the funded status of all defined benefit plans are reflected in assets and liabilities on the balance sheet.

The salary rate of increase is estimated to be 4.0% and has over the past few years, been representative of annual increases. Likewise, variations between actual and estimated healthcare trend rates will affect retiree medical expense in the future (See Note D to the Consolidated Financial Statements).

Environmental and Legal Obligations
Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the determination of additional information on the extent and nature of site contamination; and improvements in technology. At December 30, 2006 the Company has $3.5 million accrued for environmental matters at a property sold by the Company in 1981. The liability is reassessed periodically and includes the costs of certain remediation activities which are anticipated to take place over an extended period of time. Historically, there have not been any material changes in estimates (see Note F to the Consolidated Financial Statements). Actual litigation costs can vary from estimates, based on the facts and circumstances and application of laws in individual cases. At December 30, 2006 the Company did not have any unsettled litigation that required accrual. During 2004, the Company settled a patent infringement case with the net effect of the settlement of $1.7 million reflected in the 2004 operating results (see Note E to the Consolidated Financial Statements).

Deferred Tax Assets
As of December 30, 2006, the Company had approximately $13.5 million of net deferred tax assets, including alternative minimum tax credits and various temporary differences. Significant factors considered by management in the determination of the probability of the realization of deferred tax assets include historical operating results, estimates of future taxable income, and the extended period of time over which tax deductible goodwill is amortized and other post-retirement medical benefits will be paid. The Company would need to generate approximately $19.0 million in taxable income in order to realize the benefits of its tax credits on its tax return. Current expectations of operating results are sufficient to sustain realization of these net assets. However, should taxable income estimates for the carryforward period be significantly reduced, the full realization of net deferred tax assets may not occur. At December 30, 2006 the Company had no valuation allowance against its deferred tax assets reflecting management’s assessment that the Company’s $2.8 million of tax credits will be realized. The valuation allowance of $0.4 million at January 1, 2005 was partially reversed due to the current and expected future years results, with the remainder being utilized as $0.2 million of tax credits expired (unused) in 2005.

Goodwill Valuation
As disclosed in the Company’s consolidated financial statements, the Company has goodwill of $21.4 million, the majority of which relates to the telecom reporting unit in the Carlon business segment. An annual impairment test of goodwill is performed as of the first day of the fourth quarter, or more frequently as conditions warrant. The latest test as of October 1, 2006 resulted in no impairment. The process of evaluating goodwill for impairment involves the determination of the fair value of the telecom reporting unit. Inherent in such fair value determinations, which use both discontinued cash flow and market multiple methodologies, are certain judgments and estimates, including the interpretation of economic indicators and market valuations and assumptions about our strategic plans. To the extent that our strategic plans change, or that economic and market conditions worsen, it is possible that our conclusion regarding goodwill impairment could change and result in a material write-down of goodwill.

Off-Balance Sheet Arrangements
The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as “special purpose entities” (SPEs). In the ordinary course of business, the Company leases certain real properties and equipment with unrelated third parties as disclosed in Note C to the Consolidated Financial Statements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 30, 2006:

	Payment due by period
(Dollars in thousands)	Total	2007	2008 to 2009	2010 to 2011	After

Contractual Obligations:
Long-Term Debt Obligations	$20,041	$13,676	$755	$3,945	$1,665
Capital Lease Obligations	919	153	318	339	109
Operating Lease Obligations	18,755	5,852	9,058	3,334	511
Purchase Obligations	3,200	3,200	—	—	—
Other Long-Term Liabilities	19,078	3,278	6,900	6,900	2,000

Total	$61,993	$26,159	$17,031	$14,518	$4,285

At December 30, 2006 the Company had purchase commitments of approximately $3.2 million for capital expenditures which will be funded with the Credit Facility. Other Long-Term Liabilities is the estimated commitment for the Dallas Distribution Center operating service agreement. (See Note C).

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

The Company’s Credit Facility obligation bears interest at a variable rate. In order to mitigate the risk associated with interest rate fluctuations, the Company at times enters into interest rate swap agreements. The Company had no interest rate swap agreements in place at the end of 2006.

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

We have audited the accompanying consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lamson & Sessions Co. and Subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective January 1, 2006, the Company changed its method for accounting for stock-based compensation. Also, as discussed in Note A, effective December 30, 2006, the Company changed its method of accounting for pension and post retirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 23, 2007

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years
(Dollars in thousands, except per share data)	2006	2005	2004

NET SALES	$561,270	$494,195	$387,139
Cost of products sold	438,092	392,580	323,455

GROSS PROFIT	123,178	101,615	63,684
Selling and marketing expenses	34,341	30,523	26,527
General and administrative expenses	20,595	18,549	15,349
Research and development expenses	2,133	1,936	2,198

TOTAL OPERATING EXPENSES	57,069	51,008	44,074
Litigation settlement	—	—	1,728
Other expense, net	—	—	213

OPERATING INCOME	66,109	50,607	17,669
Interest expense, net	4,070	6,908	7,925

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	62,039	43,699	9,744
Income tax provision	22,896	16,304	3,596

INCOME FROM CONTINUING OPERATIONS	39,143	27,395	6,148
Income from discontinued operations, net of income tax of $256 (Note G)	—	—	401

Net Income	$39,143	$27,395	$6,549

BASIC EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$2.52	$1.91	$0.45
Earnings from discontinued operations, net of tax	—	—	0.03

NET EARNINGS	$2.52	$1.91	$0.47	*

DILUTED EARNINGS PER COMMON SHARE:
Earnings from continuing operations	$2.43	$1.82	$0.43
Earnings from discontinued operations, net of tax	—	—	0.03

NET EARNINGS	$2.43	$1.82	$0.46

*	Earnings per share do not sum to total, due to rounding.

See notes to consolidated financial statements.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years
(Dollars in thousands)	2006	2005	2004

OPERATING ACTIVITIES
Net income	$39,143	$27,395	$6,549
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,995	8,911	9,140
Amortization	177	1,260	1,599
Stock-based compensation	2,308	—	—
Gain on sale of property, plant and equipment	—	—	(933)
Deferred income taxes	10,661	8,394	3,646
Changes in operating assets and liabilities:
Accounts receivable	13,396	(20,116)	(10,195)
Inventories	(4,504)	(7,127)	(6,717)
Prepaid expenses and other	1,342	1,441	313
Accounts payable	(11,058)	6,730	7,285
Accrued expenses and other current liabilities	(7,436)	2,570	767
Tax benefit from exercise of stock options	—	6,221	159
Pension plan contributions	(4,882)	(5,827)	(1,866)
Other long-term items	(1,828)	309	2,088

CASH PROVIDED BY OPERATING ACTIVITIES	46,314	30,161	11,835
INVESTING ACTIVITIES
Net additions to property, plant and equipment	(12,819)	(9,783)	(6,370)
Proceeds from sale of property, plant and equipment	—	—	1,595
Acquisitions and related items	—	(187)	(250)

CASH USED IN INVESTING ACTIVITIES	(12,819)	(9,970)	(5,025)
FINANCING ACTIVITIES
Net payments under secured credit agreement	(36,100)	(26,100)	(6,400)
Payments on other long-term borrowings	(4,660)	(850)	(599)
Purchase and retirement of treasury stock	(421)	—	(205)
Exercise of stock options	3,605	7,728	609
Tax benefit from exercise of stock options	5,753	—	—

CASH USED IN FINANCING ACTIVITIES	(31,823)	(19,222)	(6,595)

INCREASE IN CASH AND CASH EQUIVALENTS	1,672	969	215
Cash and cash equivalents at beginning of year	1,652	683	468

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,324	$1,652	$683

See notes to consolidated financial statements.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 30, 2006 and December 31, 2005

(Dollars in thousands)	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,324	$1,652
Accounts receivable, net of allowances of $1,625 and $1,827, respectively	55,111	68,507
Inventories, net
Raw materials	4,846	5,721
Work-in-process	5,198	6,221
Finished goods	38,447	32,045

	48,491	43,987
Deferred tax assets	9,054	11,806
Prepaid expenses and other	2,345	3,687

TOTAL CURRENT ASSETS	118,325	129,639

PROPERTY, PLANT AND EQUIPMENT
Land	3,320	3,320
Buildings	25,436	25,533
Machinery and equipment	120,031	128,280

	148,787	157,133
Less allowances for depreciation and amortization	95,211	108,300

Total Net Property, Plant and Equipment	53,576	48,833
GOODWILL	21,402	21,441
PENSION ASSETS	13,605	34,369
DEFERRED TAX ASSETS	4,437	2,274
OTHER ASSETS	4,265	3,893

TOTAL ASSETS	$215,610	$240,449

See notes to consolidated financial statements.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 30, 2006 and December 31, 2005

(Dollars in thousands, except per share data)	2006	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$19,885	$30,943
Accrued compensation and benefits	13,779	15,769
Customer volume & promotional accrued expenses	5,463	7,719
Other accrued expenses	5,999	7,787
Taxes	3,791	4,427
Current maturities of long-term debt	13,829	5,775

TOTAL CURRENT LIABILITIES	62,746	72,420
LONG-TERM DEBT	7,131	55,026

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES	17,481	22,704

SHAREHOLDERS’ EQUITY
Common shares, without par value, stated value of $0.10 per share, authorized 40,000,000 shares; outstanding, 15,785,566 shares in 2006 and 15,079,723 shares in 2005	1,579	1,508
Other capital	101,230	90,056
Retained earnings	39,258	115
Accumulated other comprehensive loss	(13,815)	(1,380)

Total Shareholders’ Equity	128,252	90,299

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$215,610	$240,449

See notes to consolidated financial statements.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Retained	Interest	Foreign	Pension	Total
	Common	Other	Earnings	Rate	Currency	and Other	Shareholders’
(Dollars in thousands)	Shares	Capital	(Deficit)	Swaps	Translation	Benefits	Equity

Balance of January 3, 2004	$1,379	$75,534	$(33,829)	$(839)	$(441)	$(3,289)	$38,515
Net income	—	—	6,549	—	—	—	6,549
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	70	—	70
Minimum pension liability, net of $661 tax	—	—	—	—	—	(1,034)	(1,034)
Interest rate swaps, net of $429 tax	—	—	—	670	—	—	670

Total comprehensive income							6,255
Issuance of 125,897 shares under employee benefit plans	12	799	—	—	—	—	811
Purchase and retirement of 26,079 shares of treasury stock	(2)	(203)	—	—	—	—	(205)

Balance of January 1, 2005	$1,389	$76,130	$(27,280)	$(169)	$(371)	$(4,323)	$45,376
Net income	—	—	27,395	—	—	—	27,395
Other comprehensive income:
Foreign currency translation	—	—	—	—	87	—	87
Minimum pension liability, net of $2,063 tax						3,227	3,227
Interest rate swaps, net of $107 tax	—	—	—	169	—	—	169

Total comprehensive income							30,878
Issuance of 1,192,760 shares under employee benefit plans (includes income tax benefit of $6,221)	119	13,926	—	—	—	—	14,045

Balance of December 31, 2005	$1,508	$90,056	$115	$—	$(284)	$(1,096)	$90,299
Net income	—	—	39,143	—	—	—	39,143
Other comprehensive income:
Foreign currency translation	—	—	—	—	(76)	—	(76)
Minimum pension liability pre-adoption of SFAS No. 158	—	—	—	—	—	30	30

Total comprehensive income							39,097
Stock-based compensation	6	2,302	—	—	—	—	2,308
Issuance of 670,578 shares under employee benefit plans (includes income tax benefit of $5,753)	67	9,291	—	—	—	—	9,358
Purchase and retirement of 16,063 shares of treasury stock	(2)	(419)	—	—	—	—	(421)
Adjustment to initially apply SFAS No. 158 (includes income tax benefit of $7,921)	—	—	—	—	—	(12,389)	(12,389)

Balance of December 30, 2006	$1,579	$101,230	$39,258	$—	$(360)	$(13,455)	$128,252

See notes to consolidated financial statements.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three fiscal years ended December 30, 2006

NOTE A – ACCOUNTING POLICIES

Fiscal Year: The Company’s fiscal year end is the Saturday closest to December 31.

Principles of Consolidation and Presentation: The consolidated financial statements include the accounts of the Company and all domestic and foreign subsidiaries after elimination of intercompany items. Certain 2005 and 2004 items have been reclassified to conform with the 2006 financial statement presentation.

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

Financial Instruments: The Company’s financial instruments are highly liquid or have short-term maturities and therefore, the carrying value approximates fair value. The Company recognizes all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income.

Property and Depreciation: Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over periods up to 31.5 years. Machinery and equipment is depreciated over periods ranging from 3 years to 15 years. Accelerated methods of depreciation are used for federal income tax purposes. Repair and maintenance costs are expensed as incurred and amounted to $11.3 million, $9.9 million and $7.8 million in 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets: The Company, in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” evaluates the recoverability of long-lived assets and the related estimated remaining lives. The Company would record an impairment charge or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, using undiscounted cash flows, or the useful life has changed. Any impairment would be recognized based on its then fair value. No impairments were incurred in 2004 through 2006.

Goodwill: Goodwill represents the cost in excess of fair value of net assets acquired in business combinations accounted for by the purchase method. Goodwill is no longer amortized, but instead is tested for impairment at least annually (see Note B).

Pension and Other Post-Retirement Benefits: Effective December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R).” This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – ACCOUNTING POLICIES – (Continued)

The measurement provision of this Statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Company has already adopted the measurement provisions of this Statement.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit post-retirement plans under SFAS No. 87, “Employers Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity (deficit). SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income (loss). As a result, the Company recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of December 30, 2006:

	Prior to	Effect of	As Reported
	Application of	Adopting	at
(Dollars in thousands)	SFAS No. 158	SFAS No. 158	December 30, 2006

Assets
Pension assets	$37,402	$(23,797)	$13,605
Deferred tax asset	$682	$7,921	$8,603
Other assets	$52	$(52)	$—
Liabilities and Shareholders’ equity:
Post-retirement Benefits and other Long-Term Liabilities	$17,715	$(3,531)	$14,184
Accumulated other comprehensive income (loss)	$1,066	$12,389	$13,455

Included in accumulated other comprehensive loss at December 30, 2006 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized actuarial loss of $26.6 million ($16.2 million net of tax), unrecognized prior service gain of $3.8 million ($2.3 net of tax) and unrecognized transition asset of $0.7 million ($0.4 net of tax). The actuarial loss, prior service gain and transition asset included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit cost during the year ended December 29, 2007 are $1.0 million ($0.6 million net of tax), $0.7 million ($0.4 million net of tax) and $88,000 ($54,000 net of tax), respectively.

The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended December 30, 2006, or for any prior period presented, does not affect any financial covenants, and is not expected to affect the Company’s operating results in future periods.

Stock Compensation Plans: At December 30, 2006, the Company has three stock-based employee (and non-employee directors) compensation plans, which are described more fully in Note I. On January 1, 2006, the Company adopted the provisions of SFAS 123R, “Share-Based Payment,” and elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and which requires that prior periods not be restated. The Company’s stock

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – ACCOUNTING POLICIES – (Continued)

compensation plans provide for the granting of nonqualified options, stock appreciation rights (SARs), deferred and restricted shares and performance accelerated restricted stock (PARS) to officers, directors and key associates for up to 3,220,000 shares of common stock of the Company. Outstanding options and SARs vest over a three-year period after the grant date or retirement, whichever is earlier, and expire no more than ten years after date of grant. Outstanding PARS vest as certain stock prices are met and maintained or after six years or upon retirement, whichever is earlier. Prior to the adoption of SFAS 123R, the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted.

The adoption of SFAS 123R reduced income before income taxes for 2006 by $2.3 million and reduced net income for 2006 by $1.4 million ($0.09 per basic and diluted share). The adoption of this statement also required the classification of the current year tax benefit from the exercise of stock options of $5.8 million as a financing activity in the cash flow statement.

Prior to January 1, 2006, the Company accounted for stock compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income prior to the adoption of SFAS 123R, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock — Based Compensation” in 2005 and 2004.

		Fiscal Years
(Dollars in thousands, except per share data)		2005	2004

Net income	As reported	$27,395	$6,549
Total stock-based employee compensation, net of tax		(553)	$(504)

Net income	Pro forma	$26,842	$6,045

Basic earnings per share	As reported	$1.91	$0.47
	Pro forma	1.88	0.44
Diluted earnings per share	As reported	$1.82	$0.46
	Pro forma	1.79	0.43
Weighted-average fair value of options granted during the year		$5.01	$3.40

The fair values of each stock option and SAR award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004

Expected volatility	40.0%	55.5%	57.2%
Risk-free interest rates	4.67%	3.84%	3.79%
Average expected life	6 years	5 years	5 years

The expected volatility of stock assumption was derived by referring to changes in the Company’s historical common stock prices over a time frame similar to that of the expected life of the award. The Company believes the future stock volatility is likely to be moderately less than historical volatility. The risk-free interest rate is based on the five and seven-year Treasury Bond rates as of the grant date. The average expected life of stock-based awards is based on vesting schedules and contractual terms.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – ACCOUNTING POLICIES – (Continued)

Revenue Recognition: Revenues are derived from sales to unaffiliated customers and are recognized primarily when products are shipped or received by the customer depending on when title has transferred. Cash discounts, volume and price rebates, allowances and promotional costs are estimated based on contractual commitments and experience and are recorded as a reduction in net sales in the period in which the sale is recognized and amounts are earned. The Company pays certain retail customers service commissions directly. These commission allowances of $3.3 million in 2006, $2.9 million in 2005 and $2.5 million in 2004 have been recorded as reductions in net sales in accordance with Emerging Issues Task Force (EITF) 01-9 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller to the Vendor’s Products.” Management analyzes historical write-offs, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

Shipping and Handling Costs: All shipping and handling costs are included in the cost of products sold in the Consolidated Statements of Income.

Advertising: The majority of the Company’s advertising activities are funded by co-operative advertising allowances provided to customers which are accounted for in compliance with EITF 01-9 as a reduction of net sales, and totaled $3.7 million, $3.0 million and $2.8 million in 2006, 2005 and 2004, respectively. The remaining advertising costs of $0.6 million in 2006 and 2005 and $0.7 million in 2004, are expensed as incurred.

Research and Development Costs: Research and Development (R&D) costs consist primarily of Company-sponsored activities to develop new value-added products. R&D costs are expensed as incurred and expenditures were $2.1 million, $1.9 million and $2.2 million in 2006, 2005 and 2004, respectively.

Income Taxes: The Company accounts for income taxes using the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities as measured by applying the enacted statutory tax rates which are expected to be in effect when these differences reverse.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on December 31, 2006 as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operations. However, the adoption of FIN 48 may result in greater volatility in the future effective tax rates.

NOTE B – GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on December 30, 2001 (beginning of fiscal 2002). Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets continue to be amortized over their useful lives.

Annual impairment tests during 2006, 2005 and 2004 have resulted in no impairment being recorded. In each of these years it was determined that the carrying value of the relevant reporting unit was less than its estimated fair value as determined by utilizing various valuation techniques, including discounted cash flow and market multiple approaches. Of the $21.4 million of goodwill on the balance sheet at December 30, 2006, approximately $19.9 million relates to the telecom reporting unit in the Carlon business segment and the remainder is included

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE B – GOODWILL AND INTANGIBLE ASSETS – (Continued)

in the Lamson Home Products business segment. The change in goodwill in 2006 is due to the timing of realization of certain tax deductible goodwill.

NOTE C – LONG – TERM DEBT AND COMMITMENTS

Long-term debt consists of the following:

	Fiscal Years
(Dollars in thousands)	2006	2005

Secured Credit Agreement
Term	$—	$37,500
Revolver	12,800	11,400

	12,800	48,900
Industrial Revenue Bonds	7,110	7,775
Other	1,050	4,126

	20,960	60,801
Less amounts classified as current	13,829	5,775

	$7,131	$55,026

On November 20, 2006 the Company entered into an Amended and Restated Credit Agreement (“Credit Facility”) with a consortium of banks led by Bank of Montreal (formerly Harris N.A.). The Credit Facility is a $250.0 million revolving credit agreement and replaces the $125.0 million secured credit facility which was entered into on June 29, 2005. The Credit Facility is a five-year secured agreement with LIBOR-based pricing plus a spread ranging from 0.5% to 1.75%, depending on the Company’s performance. It contains various reporting and performance covenants including the maintenance of certain financial ratios and limitations on the payment of dividends or distributions. The Company, at its sole discretion, may increase the revolver by up to an additional $50.0 million. The average interest rate on the Credit Facility at December 30, 2006 is 5.87%. In addition to amounts borrowed, letters of credit related to Industrial Revenue Bond financings and other contractual obligations total approximately $11.1 million under the agreement. Total availability at December 30, 2006, under the Credit Facility, approximates $225 million. The Company was in compliance with all debt covenants at December 30, 2006. The Company’s leverage ratio at the 2006 year-end, was under 0.5, which is the lowest level possible and, therefore, will result in a spread of 0.5% over LIBOR during the first quarter of 2007. The Company’s Industrial Revenue Bond financings include several issues due in annual installments from 2007 through 2023 with interest at variable rates. The weighted average rate for these bonds at December 30, 2006 was 3.96%. When consideration is given to the cost of related letters of credit, the effective weighted-average interest rate is 4.46% at December 30, 2006. The mortgage on the Company’s headquarters was paid off in the third quarter of 2006.

The aggregate minimum combined maturities of long-term debt for the year 2007 through 2011 are approximately $13,829,000, $542,000, $531,000, $3,933,000, and $351,000 respectively, with $1,774,000 due thereafter.

During the first quarter of 2001, the Company entered into two interest rate swap agreements for a total notional amount of $58.5 million, which effectively fixed interest rates on its variable rate debt at 5.41% and 5.48%, plus the Company’s risk premium of 1.5% to 4.0%, which were then in effect. These transactions expired in August 2005. The Company has not entered into any subsequent interest rate swap agreements in 2006.

Interest paid was $3,655,000, $5,683,000 and $6,468,000 in 2006, 2005 and 2004, respectively.

Rental expense was $6,896,000, $6,217,000 and $5,848,000 in 2006, 2005 and 2004, respectively. Aggregate future minimum payments related to non-cancelable operating leases with initial or remaining terms of one year or more

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C – LONG – TERM DEBT AND COMMITMENTS – (Continued)

for the years 2007 through 2011 are approximately $5,852,000, $5,211,000, $3,847,000, $2,474,000 and $860,000, respectively, with $511,000 due thereafter.

Effective May 1, 2006 the Company entered into a six-year Operating Services Agreement with a third party logistics provider to operate for the Company a new distribution center in Dallas, Texas. The distribution center opened in early September 2006 and services primarily the Gulf Coast and south central regions. The annual cost is estimated to be between $3.5 million to $4.0 million. Included in the above other long-term debt is a capital lease for approximately $0.9 million for equipment located at the Dallas facility which will be paid, and the related assets amortized, over a six year lease term. This lease is considered a non-cash transaction and excluded from the statement of cash flows.

NOTE D – PERSION AND OTHER POST-RETIREMENT BENEEIT PLANS

The Company sponsors several qualified and non-qualified pension plans and other post-retirement benefit plans for its current and former associates and non-employee directors. As of January 1, 2003 the Company eliminated the salary defined benefit plan for future new associates. This action makes all pension and other post-retirement benefit plans closed to new entrants. As of April 2004 the Company assumed certain post-retirement medical and life insurance benefits of YSD Industries, Inc. (“YSDI”), a business which the Company sold in 1988 (see Note G).

The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets over each of the two years in the period ended December 30, 2006 and a statement of the funded status at each year’s end:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2006	2005	2006	2005

Change in Benefit Obligation
Obligation at beginning of year	$94,955	$88,310	$14,223	$16,204
Service cost	1,397	1,496	—	1
Interest cost	5,225	4,849	456	694
Plan participants’ contribution	—	—	634	858
Plan amendment	42	—	(966)	(1,316)
Acturial loss (gain)	(988)	6,657	(3,901)	545
Benefits paid	(6,241)	(6,357)	(2,347)	(2,763)

Obligation at end of year	$94,392	$94,955	$8,099	$14,223

The actuarial gain in 2006 for pension benefits reflects a gain of $4.1 million due to the change in discount rate partially offset by a plan loss of $3.1 million from higher than anticipated compensation levels. The actuarial gain for other benefits in 2006 of $3.9 million was a result of the change in discount rate, census data gains and underwriting gain from lower expected per capita costs for the self-insured plans. The actuarial losses for pension and other benefits in 2005 primarily reflect the change to more current mortality rates. Other benefits were reduced in 2006 and 2005 by $1.0 million and $1.3 million, respectively as a fully insured Medicare Advantage with Prescription Drug plan was offered and current hourly retirees were required to co-pay a portion of the premiums, respectively.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – PERSION AND OTHER POST-RETIREMENT BENEEIT PLANS – (Continued)

	Pension Benefits		Other Benefits
(Dollars in thousands)	2006	2005	2006	2005

Change in Plan Assets
Fair value of plan assets at beginning of year	$91,439	$75,790	$—	$—
Actual return on plan assets	9,528	16,179	—	—
Employer contributions	4,882	5,827	1,713	1,905
Plan participants’ contributions	—	—	634	858
Benefits paid	(6,241)	(6,357)	(2,347)	(2,763)

Fair value of plan assets at end of year	$99,608	$91,439	$—	$—

Plan assets include 485,856 and 495,856 shares of the Company’s common stock with a fair market value of $11.8 million and $12.4 million at December 30, 2006 and December 31, 2005, respectively.

The pension plan weighted-average asset allocation at year ended 2006 and 2005 and target allocation for 2007 are as follows:

	Target	Plan Assets
Asset Category	2007	2006	2005

Equity securities	70%	78%	80.0%
Debt securities	28%	15%	14.6%
Other	2%	7%	5.4%

	100%	100%	100.0%

The 2006 and 2005 Other Plan Assets include cash of $3.0 million and $4.0 million, respectively, which was contributed by the Company at year-end and remained uninvested.

The Company’s defined benefit plan assets are managed by institutional investment managers who have been selected based upon their respective investment discipline and historical performance. The asset allocation has had a strong bias towards equities because of their higher investment return potential compared with fixed income alternatives. The participants in the defined benefit plans total approximately 3,350 at the beginning of 2006 of which approximately 48% are retired and receiving benefit payments. In order to maintain an appropriate funding level, the Company accepted the higher risk associated with equities in order to achieve higher return levels over the long-term. As the participant base gets closer to retirement the Company anticipates that the asset allocation will be modestly reallocated to less equity and more fixed income debt securities.

The Company is not required to contribute to its qualified defined benefit pension plans in 2007 but does anticipate making approximately $800,000 in direct benefits related to its non-qualified pension plans.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – PERSION AND OTHER POST-RETIREMENT BENEEIT PLANS – (Continued)

The expected benefit payments from the Company’s benefits plans are as follows:

	Pension	Other
(Dollars in thousands)	Plans	Benefits

2007	$6,805	$1,482
2008	6,476	1,461
2009	6,641	1,434
2010	6,522	1,401
2011	6,746	679
2012 through 2016	34,754	2,648

The other benefit payments are net of approximately $129,000 in anticipated Medicare Part-D subsidies per year beginning in 2007.

	Pension Benefits		Other Benefits
(Dollars in thousands)	2006	2005	2006	2005

Funded Status
Funded status at end of year	$5,216	$(3,516)	$(8,099)	$(14,223)
Unrecognized actuarial loss	—	31,504	—	3,666
Unrecognized transition (asset)	—	(812)	—	—
Unrecognized prior service cost (gain)	—	294	—	(3,954)

Net amount recognized at end of year	$5,216	$27,470	$(8,099)	$(14,511)

The pension benefits table above provides information relating to the funded status of all defined benefit pension plans on an aggregated basis. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $8.4 million, $7.6 million and $0, respectively, as of December 30, 2006 and $7.4 million, $7.3 million and $0, respectively, as of December 31, 2005.

The following table provides the amounts recognized in the consolidated balance sheets for both years:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2006	2005	2006	2005

Prepaid benefit cost	$13,605	$34,369	$—	$—
Accrued benefit liability	(822)	(8,696)	(1,482)	(14,511)
Noncurrent benefit liability	(7,567)	—	(6,617)	—
Minimum pension liability	—	1,797	—	—

	$5,216	$27,470	$(8,099)	$(14,511)

See Note A for unrecognized pension and other benefit gains and losses included in accumulated other comprehensive loss at December 30, 2006.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – PERSION AND OTHER POST-RETIREMENT BENEEIT PLANS – (Continued)

The assumptions used in the calculation of amounts recognized for the Company’s benefit plans at December 30, 2006 and December 31, 2005 were:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	6.1%	5.7%	6.0%	5.5%
Expected return on plan assets	8.0%	8.5%	—	—
Rate of salary increase	4.0%	4.0%	—	—

The return on pension plan assets for 2007 will be lowered to 7.5%. The expected long-term rate of return on assets is determined by considering historical rates of return, the weighting of plan assets by investment group, targeted weighting of assets and the current return trends.

For measurement purposes, a 9.0% average healthcare cost trend rate was used for 2006 (10.0% in 2005). The rate is assumed to decline gradually each year to an ultimate rate of 5.0% in 2011 and thereafter. A 1.0% change in assumed healthcare cost trend rates would have the following effects:

(Dollars in thousands)	1% Increase	1% Decrease

Net periodic benefit cost	$21	$(18)
Accumulated post-retirement benefit obligation	$329	$(292)

The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
(Dollars in thousands)	2006	2005	2004	2006	2005	2004

Service cost	$1,397	$1,496	$1,192	—	$1	$7
Interest cost	5,225	4,849	4,874	456	694	917
Expected return on assets	(7,097)	(6,251)	(5,945)	—	—	—
Net amortization and deferral	1,295	1,912	1,555	(872)	(463)	(297)
Defined contribution plan	1,116	1,045	1,080	—	—	—

	$1,936	$3,051	$2,756	(416)	$232	$627

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

During 1999, the Company reached a settlement on litigation involving environmental matters related to a business sold by the Company in 1981 whereby the Company agreed to incur costs of certain remediation activities, which will occur over the next four to five years. Management’s current estimates (undiscounted) of the costs, $3.5 million, are accrued primarily in other long-term liabilities. This estimate is based on a study performed in 2004 with no significant change in estimate in 2006. Environmental remediation estimates are subject to change because of changes in laws, regulations and their interpretations; additional information on the extent and nature of site contamination; and improvements in technology. Management anticipates about $0.4 million will be spent in 2007. Of the remaining costs, $2.5 million is expected to be spent to demolish the current building and remove and replace portions of the soil as scheduled in 2010 and 2011.

NOTE G – DISCONTINUED OPERATIONS

As of the end of the first quarter of 2004 the Company was informed that YSD Industries Inc. (“YSDI”), a business which the Company sold in 1988, was selling the assets of the business and would be unable to fund (defaulted on its obligations) certain post-retirement medical and life insurance benefits, for which the Company was contingently liable. The Company had recorded a net charge ($2.7 million after tax) at the 2003 year-end reflecting the actuarial calculation of this estimated liability for payments to certain eligible participants through February 2011 when the Company’s obligation will end and to write-off notes (cash advances) to YSDI in 2003. As a result of YSDI’s asset sale in 2004, the Company was able to realize payment of these notes receivable that had been previously written off as uncollectible in 2003. The net impact of this recovery, $401,000 (net of tax), has been recorded as income from discontinued operations in 2004.

NOTE H – COMMON, PREFERRED, PREFERENCE STOCK

The Company has authorized 1,200,000 and 3,000,000 shares of Serial Preferred and Preference Stock, respectively, none of which is issued or outstanding at December 30, 2006 or December 31, 2005. The Company has reserved for issuance 200,000 shares of Cumulative Redeemable Serial Preference Stock, Series II, without par value (“Series II Preference Stock”), which relates to the Rights Agreement, dated as of September 8, 1998 (as amended May 5, 2005), between the Company and National City Bank (the “Rights Agreement”). The 2005 amendment changed beneficial ownership from 15% to 20%.

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

On December 15, 2006, the shareholders of the Company approved a proposal to increase the number of authorized common shares from 20 million to 40 million.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – STOCK COMPENSATION PLANS

The Company’s Non-Employee Directors Stock Option Plan expired on April 22, 2004. At December 30, 2006, there were options outstanding under the Plan representing 48,000 shares of the Company’s Common Stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through May 5, 2013.

On May 5, 1998, the Company’s 1988 Incentive Equity Performance Plan expired. At December 30, 2006, there were options outstanding under the Plan representing 72,500 shares of the Company’s Common Stock. The options outstanding under the Plan may be exercised, pursuant to the terms of the stock option agreements, through February 26, 2008.

Under the 1998 Incentive Equity Plan, the Company is authorized to issue 3,220,000 incentive stock options, non-qualified stock options; stock appreciation rights (SARs) and restricted or deferred stock. Stock options generally become exercisable, in part, one year after date of grant and expire at the end of ten years. At December 30, 2006, under this Plan, a total of 633,404 shares were available for future grant.

Stock-based award activity in 2006, 2005 and 2004 is presented below:

		Weighted-	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
(Options/SARS and intrinsic value in thousands)	Options/SARS	Exercise Price	Contractual Term	Value

Outstanding at January 3, 2004	2,613	$6.21
Granted	322	6.48
Exercised	(121)	5.06
Forfeited	(144)	6.87

Outstanding at January 1, 2005	2,670	$6.26
Granted	310	9.69
Exercised	(1,184)	6.53
Forfeited	(10)	8.57

Outstanding at December 31, 2005	1,786	$6.67
Granted	135	25.41
Exercised	(668)	5.63
Forfeited	—	—

Outstanding at December 30, 2006	1,253	$9.23	6.20 years	$18,828

Stock-based awards exercisable at December 30, 2006	848	6.84	5.11 years	$14,765

Weighted-average fair value of stock- based awards granted during the year		$11.76

All outstanding stock-based awards are expected to vest.

The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $14.8 million, $16.0 million and $0.4 million, respectively. Net cash proceeds from the exercise of stock options were $3.6 million, $7.7 million and $0.6 million in 2006, 2005 and 2004, respectively. An income tax benefit of $5.8 million, $6.2 million and $0.2 million was realized from stock option exercises during 2006, 2005 and 2004, respectively.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – STOCK COMPENSATION PLANS – Continued

A summary of the status of the Company’s nonvested shares activity in 2006, 2005 and 2004 is presented below:

				Weighted-Average
	Number of	Number of		Grant-Date
	Restricted Shares	PARS	Total	Fair Value

Nonvested at January 3, 2004	14,049		14,049	$6.25
Granted	5,572		5,572	$7.85
Vested	(6,137)		(6,137)	$9.88

Nonvested at January 1, 2005	13,484		13,484	$5.26
Granted	8,309		8,309	$11.55
Vested	—		—

Nonvested at December 31, 2005	21,793	—	21,793	$7.66
Granted	19,383	43,300	62,683	$25.41
Vested	(7,912)	—	(7,912)	$3.44

Nonvested at December 30, 2006	33,264	43,300	76,564	$22.63

The PARS and restricted shares were valued based on the average stock price on the grant date. The PARS are estimated to vest over an average 1.5 years based on a valuation model using the above volatility assumption. The intrinsic value of restricted shares that vested during 2006 and 2004 was $0.2 million and $0.03 million, respectively.

As of December 30, 2006 there was $2.3 million of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Company’s stock compensation plans. The cost is expected to be recognized over a weighted average period of 1.5 years.

The Company has deferred compensation plans that provide certain executive officers and directors of the Company with the opportunity to defer receipt of bonus compensation and director fees, respectively. The Company funds these deferred compensation liabilities by making contributions to Rabbi Trusts which invest exclusively in the Company’s common shares. In accordance with Emerging Issues Task Force (EITF) 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” both the trust assets and the related obligation are recorded in equity at cost and offset each other. There was a total of 247,537 common shares at December 30, 2006 (287,000 at December 31, 2005) with a cost of $1.8 million ($1.6 million at December 31, 2005). Fair market value of the shares was $6.0 million at December 30, 2006 ($7.2 million at December 31, 2005).

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Years
(Dollars and shares in thousands, except per share data)	2006	2005	2004

Basic Earnings Per Share Computation
Net Income	$39,143	$27,395	$6,549

Average Common Shares Outstanding	15,549	14,311	13,815

Basic Earnings Per Share	$2.52	$1.91	$0.47

Diluted Earnings Per Share Computation
Net Income	$39,143	$27,395	$6,549

Basic Shares Outstanding	15,549	14,311	13,815
Stock Options Calculated Under the Treasury Stock Method	575	735	355

Total Shares	16,124	15,046	14,170

Diluted Earnings Per Share	$2.43	$1.82	$0.46

There were approximately 392,000 stock options excluded from the diluted earnings per share computations for 2004 due to the anti-dilutive effect of such options.

NOTE K – INCOME TAXES

Components of the income tax provision reflected in the consolidated statements of income are as follows:

	Fiscal Years
(Dollars in thousands)	2006	2005	2004

Current:
Federal	$9,794	$6,711	$92
State and local	2,441	1,199	(142)

	12,235	7,910	(50)
Deferred:
Federal	10,265	7,709	3,233
State and local	396	685	413

	10,661	8,394	3,646

Total	$22,896	$16,304	$3,596

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – INCOME TAXES – (Continued)

The components of deferred taxes included in the consolidated balance sheets as of December 30, 2006 and December 31, 2005 are as follows:

	Fiscal Years
(Dollars in thousands)	2006	2005

Deferred tax assets:
Net operating loss carryforwards (Federal & State)	$—	$2,570
Goodwill	7,306	8,493
Other accruals, credits and reserves	7,165	6,418
General business and alternative minimum tax credits	2,819	5,755
Post-retirement benefits other than pensions	2,835	5,079

Total deferred tax assets	20,125	28,315
Deferred tax liabilities:
Tax in excess of book depreciation	4,850	5,275
Pensions	1,784	8,960

Total deferred tax liabilities	6,634	14,235

Total net deferred tax assets	$13,491	$14,080

The Company has available alternative minimum tax credit carryforwards of approximately $2.8 million which may be carried forward indefinitely.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

	Fiscal Years
(Dollars in thousands)	2006	2005	2004

Tax expense at statutory rates	$21,714	$15,295	$3,410
Adjustment due to:
Change in valuation allowance	—	(199)	—
State and local income taxes, net of federal benefit	1,587	779	(92)
Other	(405)	429	278

	$22,896	$16,304	$3,596

Income taxes paid in 2006, 2005 and 2004 were $8,958,000, $2,742,000, and $559,000, respectively.

NOTE L – BUSINESS SEGMENTS

The Company’s reportable segments are as follows:

Carlon – Industrial, Residential, Commercial, Telecommunications and Utility Construction: The major customers served are electrical contractors and distributors, original equipment manufacturers, electric power utilities, cable television (CATV), and telephone and telecommunications companies. The principal products sold by this segment include electrical and telecommunications raceway systems and a broad line of enclosures, electrical outlet boxes and fittings, including PVC elbows and sweeps. Examples of the applications for the products included in this segment are multi-cell duct systems and HDPE conduit designed to protect underground fiber optic cables, allowing future cabling expansion and flexible conduit used inside buildings to protect communications cable.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – BUSINESS SEGMENTS – (Continued)

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

(Dollars in thousands)	2006	2005	2004

Net Sales
Carlon	$261,442	$223,500	$183,800
Lamson Home Products	113,135	105,039	86,510
PVC Pipe	186,693	165,656	116,829

	$561,270	$494,195	$387,139

Operating Income (Loss)
Carlon	$38,086	$26,980	$16,836
Lamson Home Products	15,562	15,021	8,776
PVC Pipe	22,645	17,475	(1,502)
Corporate Office	(10,184)	(8,869)	(6,228)
Other Expense, Net (see Note M)	—	—	(213)

	$66,109	$50,607	$17,669

Depreciation and Amortization
Carlon	$3,383	$4,596	$5,342
Lamson Home Products	1,773	1,842	1,881
PVC Pipe	4,016	3,733	3,516

	$9,172	$10,171	$10,739

Identifiable Assets
Carlon	$81,833	$86,858	$77,473
Lamson Home Products	44,019	38,286	34,190
PVC Pipe	52,911	57,985	44,650
Corporate Office (includes deferred taxes and pension assets)	36,847	57,320	62,189

	$215,610	$240,449	$218,502

The net effect of a litigation settlement of $1.7 million has been charged in equal amounts to the operating income of the Carlon and Lamson Home Products segments in 2004 (see Note E).

Substantially all sales are made within North America. Net sales to a single customer within the Carlon and PVC Pipe segments totaled approximately 11.2% in 2006, 12.6% in 2005 and 11.0% in 2004 of consolidated net sales. Net sales to a single customer primarily in the Lamson Home Products segment totaled approximately 13.2% in 2006 of consolidated net sales.

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – SALE OF ASSETS

In the first quarter of 2004, the Company sold the manufacturing facility located in Pasadena, Texas for net proceeds of $1.5 million, realizing a gain on the sale of $924,000. The Company relocated production equipment at this facility to other Lamson & Sessions facilities, incurring approximately $1.1 million in severance, training, moving and other costs as detailed below. The net expense for this facility rationalization of $213,000 is classified as other expense in 2004. At January 1, 2005 a $436,000 liability remained for severance payments. All severance payments were made by the end of the second quarter of 2005. This plant sale affected 40 employees, all of whom left the Company by December 31, 2004.

		Training,
		Moving and
(Dollars in thousands)	Severance	Other Costs	Total

2004 charges	$587	$550	$1,137
Payments in 2004	(151)	(550)	(701)

Balance at January 1, 2005	$436	$—	$436
Payments in 2005	(436)	—	(436)

Balance at December 31, 2005	$—	$—	$—

NOTE N – SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

								Closing
				Basic Earnings		Diluted Earnings		Market Price
	Net	Gross	Net	Per		Per		Per Share
	Sales	Profit	Income	Common Share		Share		High	Low

Fiscal 2006:
First quarter	$135,401	$30,983	$9,220	$0.60		$0.58		$32.05	$21.82
Second quarter	162,313	40,072	13,989	0.90		0.87		29.63	21.03
Third quarter	148,239	32,786	11,939	0.76		0.74		28.85	23.60
Fourth quarter	115,317	19,337	3,995	0.25		0.25		25.32	20.24

Total	$561,270	$123,178	$39,143	$2.52	*	$2.43	*
Fiscal 2005:
First quarter	$98,792	$16,977	$2,204	$0.16		$0.15		$10.17	$8.75
Second quarter	124,010	23,015	5,227	0.37		0.35		12.07	9.15
Third quarter	128,052	22,908	5,353	0.37		0.35		18.32	12.40
Fourth quarter	143,341	38,715	14,611	0.99		0.93		30.80	17.30

Total	$494,195	$101,615	$27,395	$1.91	*	$1.82	*

*	Earnings per share were computed on a stand-alone quarterly basis for each respective quarter. Therefore, the sum of the Basic and Diluted Earnings Per Common Share in 2006 and 2005 do not equal the respective year’s total due to rounding.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in thousands)
	Balance at	Charged to	Deductions		Balance at
	Beginning of	Costs and	and		End of
Description	Period	Expenses	Other		Period

Year Ended December 30, 2006
Allowances deducted from assets:
Trade receivable allowances	$1,827	$9,764	$9,966	(A)	$1,625
Inventory Obsolescence reserve	780	1,573	1,567	(B)	786
Other current and long-term assets	450	—	—		450
Accounts and loss reserves included in current and long-term liabilities	3,555	26	45	(C)	3,536

Year Ended December 31, 2005
Allowances deducted from assets:
Trade receivable allowances	$1,522	$8,794	$8,489	(A)	$1,827
Inventory Obsolescence reserve	748	883	851	(B)	780
Other current and long-term assets	450	—	—		450
Accounts and loss reserves included in current and long-term liabilities	4,330	208	983	(C)	3,555

Year Ended January 1, 2005
Allowances deducted from assets:
Trade receivable allowances	$1,532	$6,493	$6,503	(A)	$1,522
Inventory Obsolescence reserve	582	1,063	897	(B)	748
Other current and long-term assets	520	—	70		450
Accounts and loss reserves included in current and long-term liabilities	4,747	(200)	217	(C)	4,330

Note A – Principally cash discounts taken by customers.

Note B – Principally the disposal of excess or obsolete inventory.

Note C – Principally payments on environmental obligations for previously-owned businesses (see Note F).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such item is defined in Rule 13a-15(e) of the exchange act. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/  Michael J. Merriman, Jr.
Michael J. Merriman Jr.
President and Chief Executive Officer

/s/  James J. Abel
James J. Abel
Executive Vice President, Secretary, Treasurer and
Chief Financial Officer

/s/  Lori L. Spencer
Lori L. Spencer
Vice President and Controller

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
The Lamson & Sessions Co.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Lamson & Sessions Co. and Subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Lamson & Sessions Co. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Lamson & Sessions Co. and Subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Lamson & Sessions Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Lamson & Sessions Co. and Subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2006 and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 23, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors.

The information set forth under the captions “Election of Directors — Nominees for Directors,” “Audit Committee Financial Expert” and “Election of Directors — Standing Committees of the Board of Directors — The Audit Committee” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders is hereby incorporated by reference.

(b)	Executive Officers — The information set forth under the caption “Executive Officers of the Registrant” in Part I hereof is incorporated herein by reference.

(c)	Compliance with Section 16(a) of the Exchange Act.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders is hereby incorporated by reference.

(d)	Code of Ethics.

The information set forth under the caption “Code of Ethics” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders is hereby incorporated by reference.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Compensation of Directors,” “Governance, Nominating and Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders is hereby incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Information About Lamson Common Share Ownership” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders is hereby incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Election of Directors — Meetings and Committees of the Board of Directors” and “Certain Business Relationships” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders is hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policy” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Consolidated financial statements of The Lamson & Sessions Co. and Subsidiaries are included in Item 8 of this report:

1.	Financial Statements

      Consolidated Statements of Income for Fiscal Years Ended 2006, 2005 and 2004.

      Consolidated Statements of Cash Flows for Fiscal Years Ended 2006, 2005 and 2004.

      Consolidated Balance Sheets at December 30, 2006 and December 31, 2005.

      Consolidated Statements of Shareholders’ Equity for Fiscal Years Ended 2006, 2005 and 2004.

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

(b) Exhibits — See 15(a) 3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 2007.

THE LAMSON & SESSIONS CO.

By	/s/ James J. Abel James J. Abel Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 14, 2007.

Signature	Title

/s/ Michael J. Merriman Jr. Michael J. Merriman Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ James J. Abel James J. Abel	Executive Vice President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Financial Officer)
/s/ Lori L. Spencer Lori L. Spencer	Vice President and Controller (Principal Accounting Officer)
/s/ John B. Schulze John B. Schulze	Chairman of the Board and Director
/s/ James T. Bartlett* James T. Bartlett	Director
/s/ William H. Coquillette* William H. Coquillette	Director
/s/ John C. Dannemiller* John C. Dannemiller	Director
/s/ George R. Hill* George R. Hill	Director
/s/ William E. MacDonald, III* William E. MacDonald, III.	Director
/s/ A. Malachi Mixon, III* A. Malachi Mixon, III	Director
/s/ D. Van Skilling* D. Van Skilling	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.

March 14, 2007

By	/s/ James J. Abel
James J. Abel,
Attorney-in-fact

EXHIBIT INDEX

Management Contracts and Compensatory Plans required to be filed pursuant to Item 15 of Form 10-K are identified with an asterisk (*). All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by The Lamson & Sessions Co., file number 001-00313, unless otherwise indicated.

Exhibit No.	Description of Document

3(a)	Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-32875) filed with the Securities and Exchange Commission on August 5, 1997).
3(b)	Amendment to Amended Articles of Incorporation of the Company, effective as of December 15, 2006.
3(c)	Amended Code of Regulations of the Company (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “First Quarter 2001 Form 10-Q”)).
4(a)	Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).
4(b)	Rights Agreement, dated as of September 8, 1998 (the “Rights Agreement”), by and between the Company and National City Bank (the “Rights Agent”) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 9, 1998).
4(c)	Amendment No. 1 to Rights Agreement, dated as of May 5, 2005, between the Company and the Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 5, 2005).
*10(a)	Form of Three-Year Executive Change-in-Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).
*10(b)	Form of Two-Year Executive Change-in-Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000) (superceded by Exhibit 10(d)).
*10(c)	Form of Amendment to Two-Year and Three-Year Executive Change-in-Control Agreements between the Company and certain executive officers (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004) (Two-Year Amendment Superceded by Exhibit 10(d)).
*10(d)	Form of Amended and Restated Two-Year Executive Change-in Control Agreement between the Company and certain executive officers.
*10(e)	Form of One-Year Change-in-Control Agreement between the Company and certain key employees (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 (the “2004 Form 10-K”)).
*10(f)	Form of Amendment to One-Year Change-in-Control Agreement between the Company and certain key employees (incorporated by reference to Exhibit 10(e) to the 2004 Form 10-K).
*10(g)	Form of Indemnification Agreement between the Company and each of the directors and certain officers (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994) (superseded by Exhibit 10(h)).
*10(h)	Form of Indemnification Agreement between the Company and each of the directors and certain officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006).

Exhibit No.	Description of Document

10(i)	Second Amended and Restated Credit Agreement, dated June 29, 2005, by and among the Company, the Company’s subsidiaries, the lenders party thereto, National City Bank and JPMorgan Chase Bank, N.A., as co-syndication agents, LaSalle Bank National Association, as documentation agent and Harris N.A., as administrative agent (incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2005) (superseded by Exhibit 10(i)).
10(j)	Third Amended and Restated Credit Agreement, dated November 20, 2006, by and among the Company, the Company’s subsidiaries, the lenders party thereto, National City Bank and JPMorgan Chase Bank, N.A., as co-syndication agents, LaSalle Bank National Association, as documentation agent and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2006).
*10(k)	Form of Amended and Restated Supplemental Executive Retirement Agreement dated as of March 20, 1990 between the Company and certain of its executive officers (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 30, 1995).
*10(l)	The Lamson & Sessions Co. Supplemental Pension Plan, effective February 23, 2000 (incorporated by reference to Exhibit 10(q) to the 2004 Form 10-K).
*10(m)	1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998) (incorporated by reference to Exhibit 4(c) of the Company’s Registration Statement on Form S-3 (Registration No. 333-65795) filed with the Securities and Exchange Commission on October 16, 1998).
*10(n)	Amendment No. 3 to The Lamson & Sessions Co. 1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998) (incorporated by reference to Exhibit 10(am) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).
*10(o)	Amendment No. 4 to The Lamson & Sessions Co. 1988 Incentive Equity Performance Plan (as amended and restated as of February 26, 1998), dated as of October 19, 2000 (incorporated by reference to Exhibit 10(d) to the First Quarter 2001 Form 10-Q).
*10(p)	Form of Two-Year Non-Qualified Stock Option Agreement under the Company’s 1988 Incentive Equity Performance Plan (incorporated by reference to Exhibit 10(e) to the Third Quarter 2001 Form 10-Q).
*10(q)	Form of Three-Year Non-Qualified Stock Option Agreement under the Company’s 1988 Incentive Equity Performance Plan (incorporated by reference to Exhibit 10(f) to the Third Quarter 2001 Form 10-Q).
*10(r)	1998 Incentive Equity Plan (as amended and restated as of April 30, 2004) (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 29, 2004).
*10(s)	Form of Two-Year Non-Qualified Stock Option Agreement under the Company’s 1998 Incentive Equity Plan (incorporated by reference to Exhibit 10(c) to the Third Quarter 2001 Form 10-Q).
*10(t)	Form of Three-Year Non-Qualified Stock Option Agreement under the Company’s 1998 Incentive Equity Plan (incorporated by reference to Exhibit 10(d) to the Third Quarter 2001 Form 10-Q).
*10(u)	Form of One-Year Non-Qualified Stock Option Agreement for non-employee directors under the Company’s 1998 Incentive Equity Plan (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 (the “Second Quarter 2004 Form 10-Q”)).
*10(v)	Form of Restricted Stock Agreement for non-employee directors under the Company’s 1998 Incentive Equity Plan (incorporated by reference to Exhibit 10(c) to the Second Quarter 2004 Form 10-Q).
*10(w)	1998 Incentive Equity Plan (As Amended and Restated as of April 28, 2006) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 3, 2006).

Exhibit No.	Description of Document

*10(x)	Amendment No. 1 to 1998 Incentive Equity Plan (As Amended and Restated as of April 28, 2006), dated as of December 8, 2006.
*10(y)	Form of Restricted Stock Agreement for non-employee directors (annual grant) under the Company’s 1998 Incentive Equity Plan (As Amended and Restated as of April 28, 2006) (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 (the “Second Quarter 2006 Form 10-Q”)).
*10(z)	Form of Restricted Stock Agreement for non-employee directors (deferred compensation) under the Company’s 1998 Incentive Equity Plan (As Amended and Restated as of April 28, 2006) (incorporated by reference to Exhibit 10(b) to the Second Quarter 2006 Form 10-Q).
*10(aa)	Form of Restricted Stock Agreement for officers (deferred annual bonus) under the Company’s 1998 Incentive Equity Plan (As Amended and Restated as of April 28, 2006) (incorporated by reference to Exhibit 10(b) to the Second Quarter 2006 Form 10-Q).
*10(ab)	The Company’s Long-Term Incentive Plan (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 28, 1996).
*10(ac)	Amendment No. 1 to The Lamson & Sessions Co. Long-Term Incentive Plan, effective January 1, 2000 (incorporated by reference to Exhibit 10(an) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2000).
*10(ad)	The Lamson & Sessions Co. Non-Employee Directors Stock Option Plan, as amended and restated as of July 19, 2001 (incorporated by reference to Exhibit 10(g) to the Third Quarter 2001 Form 10-Q).
*10(ae)	Form of Non-Qualified Stock Option Agreement under the Company’s Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10(h) to the Third Quarter 2001 Form 10-Q).
*10(af)	The Lamson & Sessions Co. Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of April 30, 2004 (incorporated by reference to Exhibit 10(a) to the Second Quarter 2004 Form 10-Q).
*10(ag)	The Lamson & Sessions Co. Deferred Compensation Plan for Executive Officers, as amended and restated as of October 18, 2001 (incorporated by reference to Exhibit 10(j) to the Third Quarter 2001 Form 10-Q).
*10(ah)	The Lamson & Sessions Co. Nonqualified Deferred Compensation Plan (Post-2004) for Executive Officers, effective as of January 1, 2005.
*10(ai)	Amendment No. 1 to The Lamson & Sessions Co. Nonqualified Deferred Compensation Plan (Post-2004).
*10(aj)	The Lamson & Sessions Co. Outside Directors Benefit Program, as amended and restated as of February 19, 2004 (incorporated by reference to Exhibit 10(hh) to the 2004 Form 10-K).
*10(ak)	Offer Letter, dated October 26, 2006, by and between the Company and Michael J. Merriman, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006).
*10(al)	Executive Change-in-Control Agreement, dated October 26, 2006, by and between the Company and Michael J. Merriman, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2006).
*10(am)	Severance Agreement, dated November 15, 2006, by and between the Company and Michael J. Merriman, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2006).
*10(an)	Executive Supplemental Retirement Agreement, dated November 15, 2006, by and between the Company and Michael J. Merriman, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2006).

Exhibit No.	Description of Document

*10(ao)	Form of Appreciation Rights Agreement pursuant to the 1998 Incentive Equity Plan (As Amended and Restated as of April 28, 2006) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2006).
*10(ap)	Form of Restricted Shares Agreement pursuant to 1998 Incentive Equity Plan (As Amended and Restated as of April 28, 2006) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2006).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification of Michael J. Merriman, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael J. Merriman, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James J. Abel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.