Form 10-K/A
period 2006-12-30
LAMSON & SESSIONS CO
filed 2007-04-30
CIK 57497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
COMMISSION FILE NUMBER 001-00313
THE LAMSON & SESSIONS CO.
(Exact name of Registrant as specified in its charter)

Ohio	34-0349210

(State of Incorporation)	(I.R.S. Employer Identification No.)

25701 Science Park Drive, Cleveland, Ohio	44122

(Address of Principal Executive Offices)	Zip Code
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
          As of April 27, 2007 the Registrant had outstanding 15,848,270 common shares.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amended the registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 originally filed March 14, 2007 (the “Form 10-K”) solely to include information previously omitted from Part III, Items 10-14. Item 15 of Part IV is included solely for the certifications required in connection with the filing of this amendment. Other than as set forth herein, the registrant has not undertaken to update any information provided in the Form 10-K.
THE LAMSON & SESSIONS CO.
INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended December 30, 2006

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors

Name, Age		Year First
Principal Occupation		Became a
and Business(1)	Other Directorships	Director
Class I: Term Expires at 2007 Annual Meeting
Michael J. Merriman, Jr. (50)	RC2 Corporation	2006
President and Chief Executive Officer of Lamson (November 2006 – Present); Senior Vice President and Chief Financial Officer, American Greetings Corporation (manufacturer and marketer of social expression products) (September 2005 – November 2006), Private Investor May 2004 – August 2005, President and Chief Executive Officer, Royal Appliance Mfg. Co. (marketer of Dirt Devil and Royal vacuum cleaners) (August 1995 – May 2004)
	American Greetings Corporation

William E. MacDonald, III (60)	MTC Technologies, Inc.	2006
Retired Vice Chairman, National City Corporation (diversified financial holding company) (March 2001 to December 2006)	Lincoln Electric Holdings, Inc.

James T. Bartlett (70)	Keithley Instruments, Inc	1997
Advising Director, Primus Venture Partners (Private investment firm)

D. Van Skilling (73)	First American Corporation	1989
Retired Chairman and Chief Executive Officer, Experian Information Solutions, Inc. (Supplier of credit, marketing and real estate information and decision support systems)	American Business Bank McDATA Corporation Onvia, Inc.
	First Advantage Corporation

Class III: Term Expires at 2008 Annual Meeting
James J. Abel (61)	CPI Corp.	2002
Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Lamson

A. Malachi Mixon, III (66)	Invacare Corporation	1990
Chairman of the Board and Chief Executive Officer, Invacare Corporation	The Sherwin-Williams Company
(Manufacturer and distributor of home healthcare products)	Cleveland Clinic Foundation

John B. Schulze (70)	None	1984
Non-Executive Chairman of the Board of Lamson

Class II: Term Expires at 2009 Annual Meeting
John C. Dannemiller (68)	U-Store-It	1988
Retired Chairman, Applied Industrial Technologies
(Distributor of bearings, power transmission components and related products)

George R. Hill (65)	None	1990
Retired Senior Vice President, The Lubrizol Corporation (Full service supplier of performance chemicals and systems to worldwide transportation and industrial markets)

William H. Coquillette (57)	None	1997
Partner, Jones Day (Law firm)

(1)	Each director either has held the position shown or has had other executive positions with the same employer or its subsidiary for more than five years.
Executive Officers
          The information required by this item regarding our executive officers is incorporated by reference to the information under the caption “Executive Officers of the Registrant” in Part I of our Form 10-K filed on March 14, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or the SEC, and the New York Stock Exchange, and to provide us with copies of such reports.
          Based solely on the review of the copies of such reports furnished to us, or written representation that no forms were required to be filed, we believe that during the year ended December 30, 2006, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with except that: (i) Michael J. Merriman, Jr., Andrew J. Patterson and James A. Rajecki each filed a late Form 3; (ii) James J. Abel, Eileen E. Clancy, John B. Schulze, Lori L. Spencer and Norman P. Sutterer each filed a late Form 4 reporting two transactions each; (iii) Donald A. Gutierrez filed a late Form 4 reporting one transaction and an amended Form 5 reporting a transaction that was not timely filed on Form 4; (iv) James A. Bartlett, William H. Coquillette, A. Malachi Mixon, III and D. Van Skilling each filed a late Form 4 reporting one transaction each, and (v) John C. Dannemiller and George R. Hill each filed two late Forms 4 reporting one transaction on each Form 4.
Code of Ethics
          Our Code of Corporate Conduct and Ethics that applies to our directors and associates, including our principal executive officer, principal financial officer, principal accounting officer and any person performing a similar function with Lamson, is posted on our Web site at www.lamson-sessions.com via the Investor Relations page. In addition, we will provide, free of charge to any person, a copy of the Code of Corporate Conduct and Ethics. Requests should be sent to: Secretary, The Lamson & Sessions Co., 25701 Science Park Drive, Cleveland, OH 44122. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to or waivers of its Code of Corporate Conduct and Ethics by posting such information on our Web site at www.lamson-sessions.com via the Investor Relations page.
The Audit Committee
     The Audit Committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists solely of independent directors (as currently required by the NYSE listing standards). Dr. Hill (Chairman) and Messrs. Dannemiller, Bartlett and MacDonald currently are the members of the Audit Committee. The Board has determined that one member of the Audit Committee, James T. Bartlett, has the qualifications to be an “audit committee financial expert” as defined in the SEC’s rules and regulations.
Item 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
     Our financial performance in 2005 and 2006 improved significantly over prior years and exceeded expectations. Specifically, we achieved levels of earnings before taxes, depreciation and amortization, or EBITDA, and share price during 2005 and 2006 well above recent historical levels, and net income outcomes that were five to six times higher than those achieved over the prior five years. The outcomes reflected, in part, renewed strength in the telecom market as well as general overall strength in the residential and commercial construction businesses during most of 2005 and 2006.
     New President and Chief Executive Officer. On April 21, 2006, Mr. Schulze announced his intention to retire as President and Chief Executive Officer, or CEO, no later than our 2007 annual meeting. After a nationwide search, our Board of Directors announced on October 26, 2006 that they had appointed Mr. Merriman President and CEO effective as of November 15, 2006. Mr. Merriman joined the Board as an outside director upon his election at our annual meeting on April 28, 2006. In connection with his selection as President and CEO, Mr. Merriman entered into the following agreements with us:
•	an employment agreement, which is described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table”;

•	a severance agreement, which is described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table”;

•	an Executive Change-in-Control agreement, which we generally refer to as a CIC Agreement and which is described under “Other Payments upon Termination of Employment – Change-in-Control Agreements”; and

•	a supplemental retirement agreement, which is described under “– Compensation Structure – Pay Elements – Retirement Benefits.”
Additional information regarding the initial grant of plan-based awards he received is provided under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.”
     We entered into a termination agreement with Mr. Schulze in connection with his retirement from Lamson effective April 30, 2007, pursuant to which he agreed to terminate his three-year CIC agreement. Mr. Schulze will serve as non-executive Chairman of the Board until his term as a director expires at our annual meeting of shareholders in 2008 and until the election and qualification of his successor. Mr. Schulze will be paid $350,000 in consideration for his continuing service on the Board and for other services he will provide to us. In the event of a change-in-control, all amounts remaining unpaid under the termination agreement will accelerate.
     New Deferred Compensation Plans. In 2006, our Governance, Nominating and Compensation Committee, or GNC Committee, adopted The Lamson & Sessions Co. Non-qualified Deferred Compensation Plan, which we refer to as the New Deferred Plan, to segregate amounts deferred after January 1, 2005 from those deferred prior to that date in order to comply with Internal Revenue Code Section 409A. Additional information regarding our deferred compensation plans can be found under “Deferred Compensation Plans.”
     New Change-in-Control Agreements. In 2006, the GNC Committee also adopted new forms of CIC Agreements to be entered into with our executive officers. The changes primarily related to conforming the definition of change-in-control to the one used in our rights plan, a change in the calculation of cash severance payments under certain CIC agreements and other necessary changes required by Internal Revenue Code Section 409A. Additional information regarding our CIC Agreements can be found under “Other Payments upon Termination of Employment – Change-in-Control Agreements.”
     Conclusion. Each of these events had an impact on the compensation paid to our executive team in 2006, as described in further detail herein.
Compensation Philosophy, Objectives and Process
Compensation Philosophy
     Our overall principle guiding executive compensation is to ensure that total compensation is performance-oriented and related to our goals and objectives, using measurable criteria to the extent possible. The specific objectives of our executive compensation philosophy are to:
•	attract and retain key executives critical to our long-term success;

•	create incentives for executives to achieve long-term strategic management objectives that enhance shareholder value; and

•	provide a balance between annual and long-term forms of compensation.
     The GNC Committee accomplishes these objectives using annual and long-term incentive programs in conjunction with salaries and a package of benefits. For the fiscal year ended December 30, 2006, the principal components of compensation for our named executive officers were:
•	base salary;

•	performance-based incentive compensation in the form of cash payouts under our Executive Incentive Compensation Plan, which we refer to as the EICP;

•	long-term equity incentive compensation issued under our Amended and Restated 1998 Incentive Equity Plan, or the 1998 Plan, which consisted of the following in 2006:
•	stock appreciation rights, or SARs, which are similar to stock options but have more favorable dilution outcomes; and

•	performance-accelerated restricted stock, or PARS, which consist of an award of restricted shares that vest in any event over six years, but whose vesting may be earlier based on achievement of three pre-determined share price targets;
•	retirement and other related benefits; and

•	perquisites and other personal benefits.

Target Pay Levels
     As a general matter, the GNC Committee reviews the compensation levels of similar manufacturing companies in similar industries to gauge the compensation paid to our executives. Specifically, the competitiveness of our executive compensation is primarily compared to executive pay surveys and, beginning in 2007, a peer group of similarly-sized manufacturing companies generally located in Ohio.
     To gauge our performance, the GNC Committee reviews objective performance measures such as EBITDA versus pre-determined budgeted goals, as well as share price performance, as discussed in detail below. In addition, the GNC Committee sets individual objectives for named executive officers other than the President and CEO, whose entire annual and long-term incentive opportunities represent objective performance measures. Incentive compensation paid to our officers is linked to the extent to which these performance objectives are achieved relative to budgeted and individual goals and expectations. Individual performance objectives for 2006 and awards associated with those objectives are discussed in more detail below under “– Compensation Structure – Pay Elements – Annual Incentives.”
     Each pay component is targeted at the market median, but as discussed below, compensation is weighted toward incentive pay programs that provide payouts based on our level of annual and long-term performance. Annual incentives are designed to be paid at levels above median when performance exceeds expectations, and below median when performance is less than expectations. Equity-based long-term incentive grants are targeted at market median as well, but actual outcomes could exceed median depending primarily on share price changes.
     In setting levels on an individual basis, the GNC Committee may also take into account the individual performance of executive officers, as observed by the GNC Committee, along with input from the President and CEO, and an assessment of the attainment of pre-determined individual performance objectives, as discussed below.
Role of the Governance, Nominating and Compensation Committee
General
     The GNC Committee of the Board has duties and responsibilities related to corporate governance and the identification, selection and nomination of individuals to become Board members. It is also responsible for ensuring that an effective compensation program is in place to provide performance-oriented compensation to management. The responsibilities of the GNC Committee related to executive compensation include, among other duties:
•	overseeing the evaluation of the Board and management.

•	establishing and administering our policies, programs and procedures for compensating our senior management.

•	reviewing and approving corporate goals and objectives relevant to compensating our CEO, evaluating the CEO’s performance in light of these goals and objectives, and, either as a committee or together with the other independent directors (as directed by the Board), determining and approving the CEO’s compensation level based on this evaluation.

•	making recommendations to the Board with respect to compensating officers other than the CEO, incentive compensation plans and equity-based plans.

•	reviewing and approving a report on executive compensation for inclusion in the proxy statement for our annual meeting of shareholders in accordance with applicable rules and regulations.
Under its charter, the GNC may delegate all or a portion of its duties and responsibilities to a subcommittee.
Interaction with Compensation Consultants
     In 2006, the GNC Committee relied on the services of Pearl Meyer & Partners, or PM&P, to provide input on decisions regarding executive compensation programs for the named executive officers. The GNC Committee engaged PM&P to assist with its review of the compensation programs for our executive officers, as well as the design of a new long-term equity compensation plan, several analyses related to the hiring of Mr. Merriman in November 2006, and the preparation of various aspects of our compensation disclosure in this report.
     While the GNC Committee retained PM&P directly in carrying out assignments, PM&P also interacted with our executive officers when necessary. Specifically, PM&P met with our senior officers to discuss various design elements of incentive plans and relied on our executive officers to provide input on compensation matters. In addition, PM&P sought input and feedback from our executive officers regarding its consulting work product prior to presentation to the GNC Committee to confirm alignment with our business strategy and performance outcomes.
Interaction with Management
     The Prsident and CEO, Executive Vice President and Chief Financial Officer, and other executive officers identified in the Summary Compensation Table below, which we refer to as the named executive officers, normally attend GNC Committee meetings when executive compensation, Lamson performance, and individual performance are discussed and evaluated by Committee members. Executives are free to provide insight, suggestions or recommendations regarding executive compensation if present during these meetings or at other times. The GNC Committee Chairman met with Mr. Schulze early in 2006 to discuss his pay recommendations for other executives as well as to discuss Mr. Schulze’s compensation package. However, independent GNC Committee members do meet privately and only independent GNC Committee members may vote on decisions made regarding executive compensation for any of our named executive officers.
     The GNC Committee was also involved in the negotiations with Mr. Merriman, in connection with his appointment as President and CEO. The GNC Committee made all of the decisions with respect to the President and CEO’s compensation package.
Compensation Structure
Overview
     We generally provide four key compensation components to our named executive officers, which include base salary, annual incentive compensation, long-term incentive compensation and retirement benefits. In addition, each executive officer is party to a CIC Agreement, and Mr. Merriman has a severance agreement in addition to his CIC Agreement. We also provide minimal executive perquisites and benefits that are discussed in further detail under “– Pay Elements – Perquisites” below. Each major compensation component is discussed in more detail below.
Pay Levels and Benchmarking
     The GNC Committee assessed market competitive pay levels in 2006 to ensure pay levels were appropriate for named executive officers, using data on similar positions in manufacturing companies as published in executive pay surveys. Each survey included several hundred companies similar in revenue size to Lamson and represented a number of manufacturing-based industries, including both direct business competitors and potential sources of executive talent. For 2007 compensation, the GNC Committee has begun examining the executive pay information publicly disclosed by a selected peer group of 15 Ohio-based manufacturing companies of comparable size, but did not use such information in 2006. The GNC Committee believed this change was appropriate to gain additional, more highly focused information on our direct competitors for executive talent within Ohio.
Pay Mix
     We use the pay elements described above in a portfolio approach, which provides a mix of base pay, at-risk compensation and equity interest. The pay mix also:
•	balances annual and long-term compensation by gauging portions of compensation on both financial and stock performance;

•	places a greater emphasis on incentive pay for more senior executives, as such executives have more influence on our financial and share price performance; and

•	places a greater emphasis on long-term compensation, in the form of equity compensation, for more senior executives, as such executive may have a greater impact on the creation of shareholder value.
For 2006, the target pay mix for each named executive officer (other than Mr. Merriman, who was employed by us for less than 2 months in 2006 and therefore was not eligible for all regular incentive awards) was as follows:

		Salary as % of Total	Target Annual Incentives as	Long Term Incentive as
Executive	Title	Compensation	% of Total Compensation	% of Total Compensation
John B. Schulze	Chairman and former Chief Executive Officer	34%	25%	41%
James J. Abel	Executive Vice President and Chief Financial Officer	44%	27%	29%
Donald A. Gutierrez	Senior Vice President	48%	23%	29%
Norman P. Sutterer	Senior Vice President	51%	25%	25%
Eileen E. Clancy	Vice President	57%	24%	18%
     The above table takes into account target annual incentives and not actual annual incentive payouts. Long-term incentive percentages are based on the combined grant date fair value of stock-settled SARs and PARS made as an annual grant in 2006. The table does not take into account retirement benefits for the named executive officers, which are discussed in more detail below.
     The GNC Committee looks at each element of compensation as part of the overall compensation package and considers how the elements of its program compare to the compensation elements and their respective weightings in the context of the programs offered by the competitive market. In addition, the structure of our current programs was taken into account by the GNC Committee during the hiring process for Mr. Merriman. The package offered to Mr. Merriman generally fits within our overall pay structure, specifically including an initial salary of $500,000 (versus Mr. Schulze’s $550,000) and an annual incentive target of 72% of salary (identical to Mr. Schulze’s as discussed under “– Pay Elements – Annual Incentives” below). In addition to these components, Mr. Merriman received a signing bonus of $275,000 to offset lost incentive compensation from his prior employer and was also awarded a pro rata bonus for 2006 of $105,570. Mr. Merriman also received grants of stock-settled SARs and PARS that were larger than Mr. Schulze’s 2006 grants, representing a combination of signing grant bonus and a regular annual grant.
Pay Elements
     Base Salary. In furtherance of several of our compensation objectives, base salary levels and changes are made primarily to ensure retention of key contributors by providing basic financial security, and in the case of Mr. Merriman, to induce him to join Lamson.
     The GNC Committee sets base salaries based on each executive’s position, performance results and relation to competitive market pay levels obtained from the executive surveys discussed above, as well as overall general market salary movements. Salaries are reviewed annually by the GNC Committee at its February meeting and adjustments are based on the factors noted above, any new roles and/or responsibilities assumed by the executive, and input on performance from the President and CEO. However, there is no specific formulaic weighting of the factors noted above and new salaries are set based on the GNC Committee’s discretion and judgment.
     Prior to 2006, salary increases had been averaging about 4% annually, and salaries had been below market median levels for more than five years. However, based on our outstanding financial performance during 2005 and 2006, the GNC Committee deemed it appropriate to increase executive salaries by about 9% in the aggregate for the named executive officers at its February 2006 meeting. As noted, Mr. Merriman was offered, and accepted, a starting salary of $500,000, which was within a range of the market median, in accordance with our pay philosophy.
     Annual Incentives. Annual incentives are designed to motivate executives towards achieving short-term corporate goals, are based on our annual achievement of pre-determined EBITDA targets, and, in the case of executives other than the President and CEO, also on individual performance. The GNC Committee generally sets the targets in the first quarter of the applicable year and evaluates the performance of those objectives at its meeting in the first quarter of the following year.
     At its February 2006 meeting, the GNC Committee approved the 2006 EICP. The 2006 EICP provided that an incentive pool would be funded if certain annual goals were obtained. The amount in this pool would then be allocated by the GNC Committee among our executive officers, which included the named executive officers as well as four additional officers, who together comprise our Leadership Council, based on the achievement of certain corporate and individual performance goals and objectives.

     Mr. Schulze’s annual payout from the 2006 EICP and Mr. Merriman’s pro rata payout were entirely based on the level of achievement of EBITDA against the pre-determined goals noted below. For EBITDA achievement at target, their EICP payouts were set at 72% of salary. Their maximum payout from the 2006 EICP was initially set to occur at an EBITDA achievement level of 120% of the EBITDA target (or greater), subject to revision by the GNC Committee. Such a revision for them was deemed appropriate by the GNC Committee for 2006 because of the significant impact of the President and CEO on our financial performance. For the other named executive officers, 80% of their incentive opportunity is based on EBITDA performance while the remaining 20% is based on achievement against individual performance measures and objectives.
     Target EICP awards, which reflect market median targets, for each of the named executive officers are as follows:

		EICP Incentive as a % of Salary, for
Executive	Title	EBITDA performance at Target level
John B. Schulze	Chairman and former Chief Executive Officer	72%

Michael J. Merriman, Jr.	President and Chief Executive Officer	72%

James J. Abel	Executive Vice President and Chief Financial Officer	60%

Donald A. Gutierrez	Senior Vice President	48%

Norman P. Sutterer	Senior Vice President	48%

Eileen E. Clancy	Vice President	42%
     The EICP incentive pool provides for funding at defined threshold, target and maximum EBITDA levels with interpolation for achievement between those levels. The GNC Committee chose EBITDA as the key performance measure because it believes that measure best represents the outcome of our operational performance and because the cash flow generated by achieving targeted EBITDA levels is used by us to pay down debt and generally strengthen our financial position. The 2006 EBITDA targets and related payout percentages are as follows:

Level of Achievement	EBITDA $	Percent Achievement	Payout Percentage
Minimum	$51,000,000	85%	25%

Target	$60,000,000	100%	100%

Maximum	$72,000,000	120%	200%
     If we achieve below the threshold shown above, the incentive pool will not be funded, and no annual incentives would be paid to executive officers in the event of such an outcome. The incentive pool for financial performance above target has generally been capped when EBITDA achievement reaches 120% of target for the portion of the incentive that is based on financial performance, subject to GNC Committee discretion.
     In 2006, we achieved EBITDA above the maximum established under the EICP, which represented the second consecutive year we had achieved above the maximum for this measure. The 2005 and 2006 outcomes should be considered in the context of 2001-2004, when we achieved EBITDA at below threshold levels for two years (resulting in zero payout in those years), between minimum and target for one year and between target and maximum in one year. In 2005, we achieved EBITDA above the maximum outcomes, which was also more than double the average result for EBITDA during 2001-2004. As a result, the GNC Committee chose to set the EBITDA target for 2006 at a level that sustained the 2005 achievement. Based on the EBITDA performance levels reached in 2005, the GNC Committee believed the 2006 EBITDA target, as set in February 2006, was likely to be achieved if we continued to perform as we had in 2005. Performance in 2006 was then achieved at levels substantially better than in 2005.

     Individual performance objectives and achievements for 2006 include the following:

	Target Opportunity	Bonus Awarded as
	as Percentage of	Percentage of
Name	Salary	Salary	Goals Attained
James J. Abel	12.0%	27%	• Continue proactive communications with the investing community
			• Investigate appropriate debt and equity alternatives
			• Evaluate pension plan asset allocation based on current funding status
			• Identify and evaluate potential acquisitions

Donald A. Gutierrez	9.6%	21.6%	• Increase new product sales
			• Achieve net sales and operating profit goals for Carlon
			• Enhance succession planning process and review quarterly
			• Achieve operating profit goals for PVC Pipe

Norman P. Sutterer	9.6%	21.6%	• Improve business unit operating margins through improved product mix and strategic price decisions
			• Achieve business unit revenue projection and operating profit goals
			• Achieve Lamson Vylon Pipe revenue projection and operating profit goals

Eileen E. Clancy	8.4%	18.9%	• Develop training and certification programs and management development and staffing plans to support plant operations
			• Implement additional programs or intervention strategies designed to foster and promote ethical behaviour corporate-wide
			• Continue to implement plan design changes and programs to contain health care costs for both active associates and retirees
     At its meeting in February 2007, the GNC Committee elected to pay annual incentives to the named executive officers for 2006 based on our achievement of 125% of the EBITDA target, or a payout at 225% of the target level of achievement for the financial performance measure, along with the individual performance outcomes noted above. The GNC Committee used its discretion to pay above the EICP Plan maximum for financial performance based on its judgment that the EBITDA outcome for 2006 represented an outstanding achievement.
     The EICP Plan figures for all of the named executive officers are shown in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table.
     Long-Term Incentives. Long-term incentives in 2006 consisted of a combination of SARs and PARS. These elements supported our compensation objectives of motivating executives to help promote long-term shareholder value, as well as retention for the time-based element of the PARS.
     Long-term equity incentives are awarded to executive officers from the 1998 Plan, which was reapproved by shareholders at our 2006 annual meeting. The 1998 Plan allows for the award of various types of equity incentives, including stock options, stock-settled SARs, restricted stock and restricted stock units, performance shares and units, PARS and other equity-based awards at the discretion of the GNC Committee.
     Until 2006, the GNC Committee had used stock options as its main vehicle to deliver long-term compensation. In 2006, the GNC

Committee reexamined the way that we had historically provided equity incentives. In this reexamination, the GNC Committee focused on the impact of implementation of Financial Accounting Standards Board Statement No. 123 (revised 2004), Accounting for Stock-Based Compensation, or FAS 123R, which mandated an expense for stock options beginning January 1, 2006. It was also concerned about the number of shares being granted on an annual basis. As a result, the GNC Committee structured the long-term equity program for 2006 using SARs and PARS for the named executive officers.
     SARs, like options, allow an executive to benefit from increases in our stock price. PARS would have value even if our stock price is stagnant or declines, but also offer the opportunity for share appreciation.
     After the value of the long-term incentive is established for each executive, the executive is awarded a combination of stock-settled SARs and PARS. The SARs value is weighted 50%, based on a Black-Scholes valuation similar to that used by us for accounting purposes, while the PARS value is discounted by 25% (from 50% of total long-term value to 37.5%) to account for its higher probability of having value at the end of the vesting period versus SARs.
     By using SARs and PARS, the GNC Committee significantly reduced the number of shares used on an annual basis for equity incentives, further aligned shareholder interests with those of the executives by tying executive gains to increases in shareholder value and promoted its retention philosophy by allowing key senior executives to receive value from their PARS if they were employed at the end of a six-year period, even if share price targets were not attained.
     Retirement Benefits. We provide retirement income from several sources for the named executive officers, as follows:
•	The Lamson & Sessions Deferred Savings Plan – an Internal Revenue Code Section 401(k) qualified defined contribution plan under which all of our employees are eligible to defer receipt of their compensation on a tax-favored basis and receive Lamson matching contributions.

•	The New Deferred Plan – a plan for our management and highly compensated employees, including the executive officers, under which they may defer the receipt of their base salary and bonus on a tax-deferred basis. If an executive officer who is a member of the Leadership Council elects to have his or her deferred bonus amount credited into a phantom Lamson common share account, restricted shares are issued to the participant under the 1998 Plan with a value equal to 20% of such deferred bonus amount. The Leadership Council is composed of our named executive officers and four additional officers. Amounts deferred by executive officers before 2005 are held in a similar program called The Lamson & Sessions Co. Deferred Compensation Plan for Executive Officers, which we refer to as the Pre-2005 Deferred Plan.

•	The Lamson & Sessions Co. Salaried Employees’ Retirement Plan, which we refer to as the Qualified Plan – a qualified defined benefit pension plan that was closed to new entrants at the end of 2002 so that new hires or rehires after that date would not be participants. All of the named executive officers, with the exception of Mr. Merriman, are fully vested participants in this plan.

•	The Supplemental Retirement Agreements for Messrs. Schulze, Merriman and Abel and The Lamson & Sessions Co. Supplemental Pension Plan, which we refer to as the Restoration Plan, provide for additional benefits not subject to the Internal Revenue Code compensation and benefit limits that apply to the Qualified Plan. These plans apply to the named executive officers, as shown in the Pension Benefits table.
     The GNC Committee believes the Supplemental Retirement Agreements and the Restoration Plan provide us with a greater ability to attract and retain key executives over the long-term. In particular, the GNC Committee believes that the development and implementation of the Supplemental Retirement Agreement for Mr. Merriman contributed significantly to his decision to become our President and CEO.
     Detailed present value amounts under each of the above named arrangements are outlined in the Pension Benefits Table, with changes in the year-end present value of accumulated benefits presented in to the Summary Compensation Table.
     Perquisites. We also provide a program of executive benefits and perquisites to our named executive officers, including car leases and maintenance, matching contributions to The Lamson & Sessions Co. Deferred Savings Plan (a qualified 401(k) plan), income tax preparation services, club dues, the cost of annual physicals and premiums on split-dollar life insurance policies. More details on these executive benefits and perquisites are provided in the “All Other Compensation” column in the Summary Compensation Table, as well as the related notes.
     The GNC Committee chooses to provide the executive benefits and perquisites for competitive reasons, primarily to attract and retain executive officers. The GNC Committee further believes the executive benefits and perquisites are similar to those provided by comparable companies, specifically based on their own experiences at other companies at which they have been associated with in the past.

GNC Committee Discretion
     The GNC Committee retains the discretion to increase or decrease EICP incentive payouts based on significant differences in individual or corporate performance with respect to all executive officers. The GNC Committee increased such payments for 2006 performance primarily because we exceeded the maximum under the EBITDA performance and such performance replicated the performance levels achieved in 2005, which in turn were well above those of the previous four years.
     The GNC Committee does not have the discretion to increase payouts made from the 1998 Plan that are intended to comply with Internal Revenue Code Section 162(m) protection (see “– Impact of Tax and Accounting Considerations” below) for any grants made from the 1998 Plan if the change would result in the loss of an otherwise available deduction.
Conclusion
     Pay opportunities for specific executive officers vary based on a number of factors such as scope of duties, tenure, experience and expertise in a particular functional area. Actual total compensation in a given year varies above or below targeted compensation levels based primarily on the attainment of short-term financial goals and whether or not certain levels of shareholder value have been attained. In some instances, the amount and structure of compensation results from arm’s-length negotiations with executives, as was the case with Mr. Merriman.
     Compensation levels and mix are considered within the context of performance and objective market pay data, as well as the subjective factors discussed above. The GNC Committee believes the pay programs for the named executive officers are within the defined competitive range of practices when compared to the objective comparative data.
     During 2006, the GNC Committee believes it adhered to our pay-for-performance executive pay philosophy by (1) making higher than historic increases to base pay in a year of our continued success, (2) paying out annual incentives based on achievement of pre-established financial goals, and (3) granting long-term incentives commensurate with market median levels.
Post-Termination Payments
Change-in-Control Payments
     Each executive officer is party to a CIC Agreement that specifies payments upon the occurrence of a change-in-control of Lamson and subsequent termination of the executive officer, as defined in the CIC Agreement. The GNC Committee considers such agreements necessary for management security and to ensure a smooth transition in the event of a change-in-control. The amounts that would be paid in the event of a change-in-control are presented in tabular form below in the table entitled “Payments upon Termination of Employment.” The text accompanying the table describes the circumstances in which payments would be made under the CIC Agreements and the methods for calculating the payment amounts. Mr. Schulze agreed on March 16, 2007 to terminate his CIC Agreement in connection with his retirement.
     All of the executive officers are eligible for tax gross-ups designed to cover any excise taxes related to payments determined to be in excess of the thresholds for “parachute payments” under Section 280G of the Internal Revenue Code, as well as related taxes on those amounts. The named executive officers will also vest in all unvested equity incentives upon a change-in-control, even if the executives are not terminated. The GNC Committee deemed such provisions to be competitive based on their own experiences and understanding of similar agreements at similar companies.
Severance Payments
     We do not have a severance program outside the context of a change-in-control, nor do we have any special severance arrangements for named executive officers, other than Mr. Merriman. In order to attract Mr. Merriman, the GNC Committee felt it was necessary to guarantee a certain degree of security to Mr. Merriman for the first three years of his employment. Under his severance agreement, he is entitled to receive two years of salary, eighteen months of health benefits and a further lump sum payment for an additional six months of health benefits should he be terminated other than for cause or as a result of his disability outside the context of a change-in-control. This agreement will expire on November 15, 2009, the third anniversary of his commencement of employment. The GNC Committee believed this was an appropriate compromise solution in the context of the absence of severance programs for the other executive officers as well as employees in general and the relatively higher risk for an executive coming to a new company as a mid-career hire.

Additional Compensation Policies
Timing and Pricing of Equity Grants
     In recent years, we have released earnings guidance regarding our fourth quarter and annual results about three weeks after the end of our fiscal year, followed by our earnings release in mid-February. Our GNC Committee has traditionally granted long-term incentive awards at its meeting held on the same date based on the average of the high and low share price on that date. This was the case with the stock-settled SARs granted by the GNC Committee at its meeting on February 16, 2006. The SARs grants were made with a $28.90 grant price, which represented the average of the high and low for the day, the method specified in the 1998 Plan to determine fair market value. The closing price for our common shares on that date was $25.45, as shown in the 2006 Grants of Plan-Based Awards table. PARS were also granted on the same day, and $28.90 was likewise used to determine the share price targets that will trigger accelerated vesting.
     The GNC Committee also makes equity grants in the context of a new hire or promotion. Accordingly, when Mr. Merriman commenced employment on November 15, 2006, he was granted SARs at a price of $21.355, which was the average of the high and low share prices on that date. The share closing price on that date was $21.40. A separate column in the 2006 Grants of Plan-Based Awards table reflects this difference. The share price targets for accelerated vesting of the PARS also was based on the $21.355 per share value. The share price targets for accelerated vesting of the PARS, as stated in the 2006 Grants of Plan-Based Awards table, were $32, $35 and $38. The attainment of each target results in the accelerated vesting of one-third of the PARS.
     Other than Mr. Merriman’s negotiation with regard to his initial grant in connection with his selection as President and CEO, none of our executive officers played a role in the GNC Committee’s decision on the timing of the 2006 equity grants. Following GNC Committee approval of the grants, our Human Resources and Finance departments administer the grants made under the 1998 Plan.
     In February 2007, the GNC Committee continued its practice of granting long-term incentive awards at its meeting that coincides with our earnings release. However, the GNC Committee set the grant price for the SARs granted on February 23, 2007 at the higher of (1) the average of the high and low share price on the date of grant ($30.23) and (2) the average of the high and low share price on February 16, 2007 ($29.235), the date of the fourth quarter and fiscal year earnings release. As a result, the SARs were granted with a grant price of $30.23. The PARS granted on the same day used the same method for determining the share price targets that will trigger accelerated vesting. Beginning in 2008, the GNC Committee expects to further separate the grant of equity incentives from the date of our earnings release.
Stock Ownership Guidelines and Hedging Policies
     The GNC Committee approved stock ownership guidelines for executives in 1997, denominated as a specific number of our common shares for each executive officer. Each named executive officer, with the exception of Mr. Merriman, owns enough common shares to meet the guidelines, as shown in the table below. Mr. Merriman will have a five-year period from his date of employment, or until November 15, 2011, to meet his share ownership guideline of 150,000 shares.

		Share Ownership	Actual Shares
Executive	Title	Guideline	Owned(1)
John B. Schulze	Chairman and former Chief Executive Officer	150,000	238,262
Michael J. Merriman, Jr.	President and Chief Executive Officer	150,000	23,919
James J. Abel	Executive Vice President and Chief Financial Officer	45,000	223,542
Donald A. Gutierrez	Senior Vice President	14,000	22,444
Norman P. Sutterer	Senior Vice President	14,000	23,444
Eileen E. Clancy	Vice President	14,000	15,849

(1)	Includes shares held as of December 30, 2006 and includes common shares held in the Pre-2005 Deferred Plan, the Deferred Savings Plan or by family members of household, but does not include shares under stock options.
Impact of Tax and Accounting Considerations
     In general, the GNC Committee takes into the account the various tax and accounting implications of our compensation vehicles.

     The GNC Committee examines the accounting cost associated with long-term incentive grants when determining the amounts of such grants to executive officers and employees. The implementation of an accounting expense for stock options under FAS 123R led the GNC Committee to explore other alternatives for equity incentives, particularly in the context of the high dilution rates associated with options. The exercise led to the decision to use SARs and PARS, resulting in similar accounting charges to options, but significantly lower dilution rates versus past practices.
     Section 162(m) of the Internal Revenue Code generally prohibits any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the chief executive officer and the next four highest compensated officers. Exceptions are made for qualified performance-based compensation, among other things. It is the GNC Committee’s policy to maximize the effectiveness of our executive compensation plans in this regard. SARs are considered performance-oriented and tax deductible under Section 162(m). Salaries, annual incentives and PARS may be tax deductible to the extent that they total less than $1 million for each named executive officer. During 2006, Mr. Schulze exceeded $1 million in compensation based on the combination of salary and annual incentives. As a result, we did not get a tax deduction for the amount in excess of $1 million. We believed this was an acceptable tradeoff for maintaining positive discretion with regard to annual incentive payouts. We may revisit this issue in future years.
GOVERNANCE, NOMINATING AND COMPENSATION COMMITTEE REPORT
     We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Lamson & Sessions’ Annual Report on Form 10-K for the year ended December 30, 2006 and the proxy statement for its 2007 annual meeting of shareholders.
     This report has been furnished by the Governance, Nominating and Compensation Committee of the Board of Directors.
GOVERNANCE, NOMINATING AND
COMPENSATION COMMITTEE
D. Van Skilling, Chairman
James T. Bartlett
John C. Dannemiller
William E. MacDonald, III
A. Malachi Mixon, III
SUMMARY COMPENSATION TABLE
     The following table sets forth the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 30, 2006. Other than Mr. Merriman, we have not entered into any employment agreements with any of the named executive officers.
     On November 15, 2006, Mr. Merriman joined us as our President and CEO. Mr. Merriman previously served as a non-employee director on our Board. Accordingly, while compensation he earned from us in 2006 is included in the table below, including fees he earned as a non-employee director, his 2007 compensation will be more comparable to that earned by Mr. Schulze, our previous President and CEO, in 2006. Mr. Schulze will retire as an executive effective April 30, 2007, but he will continue to serve as non-executive Chairman of the Board until our 2008 annual meeting and the election and qualification of his successor.
     Each of the named executive officers received annual incentive awards under the EICP, other than Mr. Merriman, who received a pro rata award under the EICP based on his employment start date. As described in the Compensation Discussion and Analysis, because, for the second consecutive year, our EBITDA performance exceeded the achievement level we had set for maximum payout, the GNC Committee used its discretion to award additional bonuses to each of the named executive officers. The portion of the annual incentive award that was paid as a result of this exercise of discretion appears in the “Bonus” column, together with amounts paid in recognition of realization of personal goals and objectives and a pro rata award for Mr. Merriman. The portion of the annual incentive award that was paid as a result of the achievement of the EBITDA maximum target is included in the “Non-Equity Incentive Plan Compensation” column, including a pro rata award to Mr. Merriman. Mr. Merriman’s signing bonus appears in the “Bonus” column as well.
     Long-term incentives in 2006 consisted of a combination of SARs and PARS. The amounts included in the “Stock Awards” column reflect the FAS 123R expense related to PARS and restricted shares. The amounts included in the “Option

Awards” column reflect the FAS 123R expense related to SARs and non-qualified stock options. Prior to 2006, the GNC Committee used stock options as its main vehicle to deliver long-term compensation, and amounts included for stock options reflect those granted in previous years. The restricted shares were granted in connection with deferrals under our deferred compensation plans. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table – Stock and Option Awards” for more information regarding those plans.
2006 SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred	All Other
				Stock	Option	Incentive Plan	Compensation	Compen-
Name and		Salary(1)	Bonus(2)	Awards(3)	Awards(3)	Compensation(4)	Earnings(5)	sation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)(6)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John B. Schulze Chairman and former Chief Executive Officer	2006	540,000	99,000	41,125	391,715	792,000	19,820	64,943	1,948,603
Michael J. Merriman, Jr. President and Chief Executive Officer	2006	90,173 (7)	287,800 (8)	31,529	20,795	92,770	85 (9)	0	523,152
James J. Abel Executive Vice President, Chief Financial Officer	2006	347,500	136,500	15,817	168,218	336,000	305,941	51,396	1,361,372
Donald A. Gutierrez Senior Vice President	2006	273,000	87,360	14,204	100,841	215,040	41,286	44,715	776,446
Norman P. Sutterer Senior Vice President	2006	231,000	73,320	10,077	91,117	180,480	83,206	36,144	705,344
Eileen E. Clancy Vice President	2006	176,000	49,140	7,405	44,545	120,960	62,163	36,660	496,873

(1)	Salary amounts reflect actual pay and, except for Mr. Merriman, include pay adjustments that were effective March 1, 2006.

(2)	Except for a portion of the amount shown for Mr. Merriman (see note 8 to this table), the amounts in this column are the discretionary part of the incentive awards paid under the 2006 EICP in connection with performance against personal goals and objectives, as subjectively assessed and valued by the GNC Committee for each named executive officer. Mr. Schulze’s annual incentive award was based solely on EBITDA, and he did not have any portion of his incentive at risk under this personal goals feature of the plan. Also included are additional bonus payments made at the discretion of the GNC Committee upon the attainment of EBITDA above the maximum target level.

(3)	Values shown here for each executive are the portions of the compensation expense taken by Lamson in its 2006 financial reports for equity-based compensation grants to that executive. Prior to becoming President and CEO, Mr. Merriman was a director of Lamson, elected on April 28, 2006. Therefore, his numbers also include FAS 123R expense for the grant of restricted shares made to him when he became a new director. The values are calculated under FAS 123R, as explained in “Narrative Disclosure to Summary Compensation Table and Grants of Plan – Based Awards Table – Stock and Options Awards” below. These values include expense related to grants of PARS and restricted shares (column (e)) and non-qualified stock options and SARs (column (f)) to the executives in 2004, 2005, and 2006. The grants and the valuation methodology and assumptions are described in more detail in Stock Compensation Plans in Note A-Accounting Policies and Note I-Stock Compensation Plans, in Item 8, Consolidated Financial Statements, of the Form 10-K filed by the Company on March 14, 2007. The following assumptions were used for the non-qualified stock options granted in 2003: expected volatility – 58.6%; expected life of grant – five years; risk-free interest rate – 3.005%; and the assumed effective tax rate was 39%.

(4)	The amounts in this column are the incentive awards paid under the 2006 EICP in connection with the maximum target level of EBITDA (as set by the GNC Committee) attained by us for 2006. Additional payments related to EBITDA performance above the maximum target level are included in the Bonus column.

(5)	The change in the pension value during 2006 reflects the difference between the present value of the accrued benefits under the Qualified Plan, the Supplemental Retirement Agreements and the Restoration Plan as shown in the Pension Benefits Table below for 2006 and that same value calculated for 2005. The values for 2005 were calculated using the same assumptions used for 2006, except, for 2005, for a discount rate of 5.70%, a compensation limit of $210,000, and a benefit limit of $170,000. See the narrative with regard to the Pension Benefits Table for information on how the amounts for 2006 were calculated. No above-market earnings were credited under the New Deferred Plan or the Pre-2005 Deferred Plan for 2006.

(6)	All Other Compensation includes for all named executive officers (i) automobile leases and maintenance fees; (ii) matching contributions to The Lamson & Sessions Deferred Savings Plan; and (iii) income tax services. The amounts shown also include club dues for Mr. Schulze of $28,912; club dues also for Messrs. Abel and Gutierrez; and the cost of annual physicals for Messrs. Schulze and Gutierrez. No amounts are included for Mr. Merriman for 2006 because his perquisites, which included an automobile lease and maintenance and club dues, totaled less than $4,000, and he received no other undisclosed compensatory amounts in 2006. Premiums (and the related tax gross ups) are also included for split-dollar life insurance as follows: Mr. Abel — $6,178 ($1,364); Mr. Gutierrez — $8,500 ($567); Mr. Sutterer — $8,047 ($862); and Ms. Clancy — $10,600 ($763).

(7)	This amount includes $25,750 in fees Mr. Merriman received in 2006 as a director and $64,423 in salary he received in 2006 while President and CEO.

(8)	Upon being hired as President and CEO, Mr. Merriman was given a signing bonus of $275,000 payable in January 2007. The remainder of this amount related to the discretionary bonus paid as a result of EBITDA performance as described in note 2.

(9)	This amount represents what Mr. Merriman accrued during 2006 under his Supplemental Retirement Agreement in effect on December 30, 2006. As discussed below under “Retirement Plans and Benefits,” the agreement was amended on March 16, 2007.
GRANTS OF PLAN-BASED AWARDS
     The following table sets forth information about all grants made during 2006 to the named executive officers of annual non-equity incentives under the EICP and of long-term equity incentives in the form of PARS and SARs under the 1998 Plan.
     The EICP provides specific cash compensation to all of the named executive officers, depending upon the level of EBITDA attained by us for the year. Mr. Schulze’s and Mr. Merriman’s entire goals are based on EBITDA, compared to 80% of the annual award opportunity for all other named executive officers (the other 20% is based on personal goals, as described above). As described in the Compensation Discussion and Analysis and in the lead-in to the Summary Compensation Table, because, for the second consecutive year, our EBITDA performance exceeded the achievement level we had set for a maximum payout under our EICP, the GNC Committee used its discretion to award additional bonuses to each of the named executive officers. The amounts included in the table below are the threshold, target and maximum as established at the outset under the EICP. No threshold amount is included for Mr. Merriman’s EICP grant as he was guaranteed an award of at least the target amount for 2006 pursuant to his offer letter.
     Grants under the 1998 Plan were made as restricted shares, PARS and SARs. Descriptions of these three types of grants and the reason for these types of grants are in the Compensation Discussion and Analysis. How these grants vest and how the value shown in column (k) of the Grants of Plan-Based Awards table was calculated is explained below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table – Stock and Option Awards.” The amounts shown in column (l) are the full grant date values, as determined under FAS 123R for grants made in 2006. For 2006 grants, FAS 123R values were calculated by the independent consulting firm Stout Risius Ross, Inc. For grants before 2006, we performed our own FAS 123R calculations internally.

2006 Grants of Plan-Based Awards

						Estimated		All Other Option			Grant Date
						Future	All Other Stock	Awards: Number	Exercise or		Fair Value of
						Payouts Under	Awards: Number	of Securities	Base Price of	Closing Price of	Stock and
						Equity	of Shares of	Underlying	Option	Stock on Date	Option
		Grant	Estimated Future Payouts Under			Incentive Plan	Stock or Units	Options	Awards(4)	of Option Grant	Awards(5)
Name		Date	Non-Equity Incentive Plan Awards			Awards(1)	(#)(2)	(#)(3)	($/Sh)	($/Sh)	($)
			Threshold	Target	Maximum(6)	Target (#)
			($)	($)	($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
John B. Schulze	SARs	02/16/06						26,600	28.90	25.45	355,642
	PARS	02/16/06				9,800					283,220
	EICP	02/16/06	99,000	396,000	792,000
Michael J. Merriman, Jr.	Restricted shares	04/28/06					3,919				99,993
	SARs	11/15/06						50,000	21.355	21.40	495,000
	PARS	11/15/06				20,000					427,100
	EICP	11/15/06		46,385	92,770
James J. Abel	SARs	02/16/06						10,000	28.90	25.45	133,700
	PARS	02/16/06				3,700					106,930
	EICP	02/16/06	42,000	168,000	336,000
Donald A. Gutierrez	SARs	02/16/06						7,400	28.90	25.45	213,860
	PARS	02/16/06				2,700					78,030
	Restricted shares	02/16/06					198				5,722
	EICP	02/16/06	26,880	107,520	215,040
Norman P. Sutterer	SARs	02/16/06						5,000	28.90	25.45	66,850
	PARS	02/16/06				1,800					52,020
	Restricted shares	02/16/06					175				5,058
	EICP	02/16/06	22,560	90,240	180,480
Eileen E. Clancy	SARs	02/16/06						2,600	28.90	25.45	34,762
	PARS	02/16/06				900					26,010
	Restricted shares	02/16/06					227				6,560
	EICP	02/16/06	15,120	60,480	120,960

(1)	These are PARS grants, all of which vest on the earlier of February 16, 2012 (or November 15, 2012, for the grant to Mr. Merriman) or when our common shares trade for at least a 20-day period at or above $32.00/share, one-third vests; at or above $35.00/share, one-third vests; and at or above $38.00/share, one-third vests. There are no thresholds or maximums for these grants.

(2)	The grant of restricted shares to Mr. Merriman was made when he became a director of Lamson and vests on April 28, 2009. The other restricted share grants all vest and will be distributed on February 16, 2009. They all were made in 2006 as a 20% match of the value of the executives’ deferrals of 2005 EICP awards, earned in 2005, but determined and paid in early 2006.

(3)	These are SARs grants, of which one-third each vests on February 16, 2007, February 16, 2008, and February 16, 2009, except for the grant to Mr. Merriman, which vests one-third each on November 15, 2007, November 15, 2008, and November 15, 2009. SARs may be exercised within ten years of the date of grant, subject to earlier termination upon the occurance of certain events.

(4)	As discussed in the Compensation Discussion and Analysis, the base price of the SARs is determined as the average of the high trading price and the low trading price on the day of the grant.

(5)	These numbers represent the full fair market value of the grants made in 2006 to each named executive officer. They are calculated in the same manner our financial statement expense for those grants is calculated under FAS 123R. That expense value will be spread over the vesting period of the grant, if time-based, or over the expected life of the grant, if performance based. A brief explanation of how the rules of FAS 123R were applied in calculating this value can be found below in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table – Stock and Option Awards” below.

(6)	These represent the annual earnings opportunities for 2006 under the EICP, as described in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table – Stock and Option Awards” below.
NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE
Executive Employment Arrangements
     Except for Mr. Merriman, none of the named executive officers has an employment agreement with us. As the President and CEO, Mr. Merriman accepted an employment offer letter and entered into an individual severance agreement with us. By the terms of the employment offer letter, Mr. Merriman’s annual base salary is set at $500,000, and he will be eligible to receive an annual bonus of at least 72% of base salary upon the attainment of certain objectives (but such bonus was required to be at least $45,000 for 2006, payable no later than March 15, 2007; and at least $360,000 for 2007, payable no later than March 15, 2008). For 2007, his annual bonus will be based on the attainment of certain EBITDA objectives. Mr. Merriman also received a sign-on bonus of $275,000, paid on January 2, 2007, and received on November 15, 2006, initial equity grants of 50,000 stock-settled SARs, vesting one-third each over three years and 20,000 PARS, both pursuant to the 1998 Plan. Under his severance agreement, if he is terminated other than “for cause” in the first three years of his employment with us, the agreement provides him continued health and welfare benefits for 18 months, a lump sum payment for the value of an additional six months of health and welfare benefits, and a lump sum payment equal to two times his base salary as of the date of any such termination. Mr. Merriman is also party to a CIC Agreement, discussed below, that provides for payments upon the occurrence of a change-in-control and his subsequent termination of employment. Should Mr. Merriman become entitled to benefits under his severance agreement and his CIC Agreement, his severance agreement provides that he will receive benefits under whichever agreement provides for greater benefits, but will not be entitled to benefits under both agreements.
     Otherwise, we are not obligated to follow any particular severance payment practice, other than the provision for accelerated vesting upon a change-in-control contained in all outstanding grants of stock options, SARs, PARS and restricted shares and the terms of each executive officer’s CIC Agreement with us, as discussed in more detail below under “Other Payments upon Termination of Employment.”
     Mr. Merriman was also provided a Supplemental Retirement Agreement, which is described below under “Retirement Plans and Benefits – The Supplemental Retirement Agreements.”
Base Salary and Bonuses
     The GNC Committee annually reviews and adjusts base pay, keeping with the overall objectives, pay philosophy and relative position with comparable companies, all as discussed in more detail in the Compensation Discussion & Analysis. Bonus amounts shown in the Summary Compensation Table include the discretionary part of awards earned under the 2006 EICP based on subjective assessment of each executive’s performance for 2006 against specific personal goals and objectives.
     As a result, for 2006, base salary (including amounts deferred to the New Deferred Plan) and bonuses were 33% of Total Compensation shown in the Summary Compensation Table for Mr. Schulze; 36% for Mr. Abel; 46% for Mr. Gutierrez; 43% for Mr. Sutterer; and 45% for Ms Clancy. In summary, the sum of each executive’s base salary and bonus was from approximately one-third of Total Compensation for the year for Messrs. Schulze and Abel to less than half of Total Compensation for the year for the other named executive officers, as shown in the Summary Compensation Table, in keeping with our compensation objectives and philosophy, as discussed in the Compensation Discussion and Analysis. Mr. Merriman’s base salary and bonus for 2006 was 72% of his Total Compensation shown in the Summary Compensation Table. This percentage is attributable in significant part to Mr. Merriman’s initial signing bonus and the inclusion of his director’s fees in salary. This percentage is expected to be similar to those of the other executives in 2007 and the future.
Stock and Option Awards
     Non-qualified stock options whose value is included in column (f) of the Summary Compensation Table were granted in 2003, 2004 and 2005. No options were granted in 2006. Instead, SARs were granted in 2006, and the expense related to them is also included in the numbers in column (f). Both the stock option grants and the SARs vest one-third each year over the three years following the grant date and expire after ten years, if not exercised before then.

     We also began to grant PARS in 2006. The PARS vest after six years, but may vest sooner, depending upon our common share price performance. One-third of the PARS granted in 2006 vest if our common shares trade at or above $32.00 for a period of twenty days; another third if the stock trades at or above $35.00 for a 20-day period; and the final third, if the stock trades at or above $38.00 for a 20-day period.
     Grants of restricted shares were made in 2005 and 2006, including grants equal to 20% of the value of any portion of the executive’s incentive under the EICP for 2004 or 2005, respectively, which the executive elected to defer into the New Deferred Plan into a phantom Lamson common share account (discussed further below with the Non-Qualified Deferred Compensation table). The expenses for those grants are represented in the numbers in column (e) of the Summary Compensation Table, along with the expense taken for grants of PARS in 2006. The restricted shares vest after three years from the date of grant. Restricted shares were expensed based on the average of the high and low trading price for our common shares on the grant date, spread over the three-year vesting period of the grants.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Outstanding Equity Awards at Fiscal Year-End 2006

	Option Awards						Stock Awards

				Equity
				Incentive Plan
				Awards:				Market	Equity Incentive	Equity Incentive
	Number of		Number of	Number of			Number of	Value of	Plan Awards:	Plan Awards:
	Securities		Securities	Securities			Shares or	Shares or	Number of	Market or Payout
	Underlying		Underlying	Underlying			Units of	Units of	Unearned Shares,	Value of Unearned
	Unexercised		Unexercised	Unexercised	Option		Stock That	Stock That	Units or Other	Shares, Units or
	Options		Options	Unearned	Exercise		Have Not	Have Not	Rights That Have	Other Rights That
	(#)		(#)	Options	Price	Option	Vested	Vested	Not Vested	Have Not Vested
Name	Exercisable		Unexercisable	(#)	($)	Expiration Date	(#)(1)	($)(2)	(#)(3)	($)(2)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John B. Schulze	71,600				9.880	02/21/11
	66,667	(4)	33,333		6.475	04/30/14
	33,333	(5)	66,667		9.725	04/29/15
			26,600 (6)		28.900	02/16/16
									9,800	237,748
Michael J. Merriman, Jr.			50,000 (6)		21.355	11/15/16
							3,919	95,075
									20,000	485,200
James J. Abel	31,000				7.938	02/26/07
	35,000				6.938	02/26/08
	40,000				4.968	02/25/09
	40,000				6.625	02/23/10
	35,000				9.880	02/21/11
	40,000				4.100	02/20/12
	40,000				3.440	02/18/13
	30,000	(4)	15,000		6.475	04/30/14
	15,000	(5)	30,000		9.725	04/29/15
			10,000 (6)		28.900	02/16/16
									3,700	89,762
Donald A. Gutierrez	20,000				9.880	02/21/11
	25,000				4.100	02/20/12
	25,000				3.440	02/18/13
	16,667	(4)	8,333		6.475	04/30/14
							341	8,273
	8,333	(5)	16,667		9.725	04/29/15
							198	4,803
			7,400 (6)		28.900	02/16/16
									2,700	65,502
Norman P. Sutterer			8,333 (4)		6.475	04/30/14
							297	7,205
	8,333	(5)	16,667		9.725	04/29/15
							175	4,246
			5,000 (6)		28.900	02/16/16
									1,800	43,668
Eileen E. Clancy	10,000				3.440	02/18/13
	8,000	(4)	4,000		6.475	04/30/14
							486	11,790
	4,000	(5)	8,000		9.725	04/29/15
							227	5,507
			2,600 (6)		28.900	02/16/16
									900	21,834

(1)	All of these time-vested restricted share grants vest on February 17, 2008 or February 16, 2009, except the grant to Mr. Merriman, which vests on April 28, 2009.

(2)	Valued at $24.26 per share, the closing price of our common shares, on December 29, 2006, the last trading day of the year.

(3)	All of these PARS vest on the earlier of February 16, 2012 (or November 15, 2012 for the grant to Mr. Merriman) or when our common shares trade for at least a 20-day period at or above $32.00/share, one-third vests; at or above $35.00/share, one-third vests; and at or above $38.00/share, one-third vests.

(4)	These numbers represent stock options. One-third each vested on April 30, 2005 and April 30, 2006, and the remaining one-third vests on April 30, 2007.

(5)	These numbers represent stock options. One-third vested on April 29, 2006, and each of the remaining two-thirds vests on April 29, 2007 and April 29, 2008.

(6)	These numbers represent grants of SARs that vest one-third each on February 16, 2007, February 16, 2008, and February 16, 2009, except for the grant to Mr. Merriman, which vests one-third each on November 15, 2007, November 15, 2008, and November 15, 2009.
OPTION EXERCISES AND STOCK VESTED
2006 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired
	Exercise	Exercise	on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)(2)
(a)	(b)	(c)	(d)	(e)
John B. Schulze	433,400	9,972,246	0	0
Michael J. Merriman, Jr.	0	0	0	0
James J. Abel	27,000	484,704	1,888	50,391
Donald A. Gutierrez	25,000	562,554	433	11,557
Norman P. Sutterer	71,667	1,409,376	370	9,875
Eileen E. Clancy	0	0	591	15,774

(1)	The value realized shown in column (c) is calculated for exercised options by determining the aggregate difference for each named executive officer between the market price of the underlying securities at the dates of exercise, which ranged from $21.98 on March 10, 2006 to $29.92 on April 10, 2006, and the exercise prices of the options, which ranged from $3.440 to $9.880.

(2)	The value realized shown in column (e) is calculated for vested restricted shares by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date. All shares shown vested on February 18, 2006. Because that was a Saturday, the market value used is the closing price on Friday, February 17, 2006 of $26.69.
RETIREMENT PLANS AND BENEFITS
2006 Pension Benefits

				Payments
			Present	During
		Number of	Value of	Last
		Years Credited	Accumulated	Fiscal
		Service	Benefit(1)	Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
John B. Schulze(2)	Qualified Plan	19.0000	756,722	0
	Supplemental Retirement Agreement	19.0000	2,079,544(3)	0
Michael J. Merriman, Jr.(4)	Supplemental Retirement Agreement	0.1250(5)	85(6)	0
James J. Abel	Qualified Plan	16.0000	391,378	0
	Supplemental Retirement Agreement	16.0000	1,853,264	0
Donald A. Gutierrez	Qualified Plan	10.4167	129,648	0
	Restoration Plan	10.4167	105,528	0
Norman P. Sutterer	Qualified Plan	18.0000	355,005	0
	Restoration Plan	18.0000	171,139	0
Eileen E. Clancy	Qualified Plan	11.5000	194,655	0
	Restoration Plan	11.5000	27,476	0

(1)	The “Present Value of Accumulated Benefit” shown in column (d) of the Pension Benefit Table for each plan for each named executive officer is the lump-sum value as of December 31, 2006 of the annual pension benefit earned as of December 31, 2006 that would be payable under that plan for the executive’s life beginning on the named executive officer’s normal retirement age. The normal retirement age is defined as age 65 in each of the plans. The assumptions we used to determine the lump-sum value and the annual pension benefits are as follows:
•	Interest rate for present values: 6.1%

•	Assumed retirement age: Later of age 65 or current age.

•	Mortality: RP-2000 Combined Healthy Mortality Tables for males and females (post-retirement only).

•	Pre-retirement decrements: None.

•	For 2006, the Internal Revenue Code pay limit was $220,000 and the maximum benefit was $175,000.
(2)	Mr. Schulze is currently over age 65 so his benefits were assumed to commence immediately. Under pension regulations, the benefit payable from the Qualified Plan to Mr. Schulze cannot be less than the actuarial equivalent of the benefit he had earned as of age 65.
(3)	On March 16, 2007, we and Mr. Schulze entered into an agreement to provide him with a payment in the event he elects the 100% joint and survivor annuity form of payment under the Qualified Plan. Payable on November 1, 2007, the estimated payment is $295,960 and is not included in this amount.
(4)	Mr. Merriman will not be eligible to participate in the Qualified Plan, which was closed to new participants after 2002. He began participation in his Supplemental Retirement Agreement on November 15, 2006, as described in the narrative to this table.
(5)	Mr. Merriman is credited with two years of service for each of his first ten years of employment, and one year for each year thereafter.
(6)	This amount represents what Mr. Merriman accrued during 2006 under his Supplemental Retirement Agreement in effect on December 30, 2006. As discussed below, the agreement was amended on March 16, 2007.
     We maintain three types of defined benefit retirement arrangements for salaried employees. One is Qualified Plan, which provides funded, tax-qualified benefits subject to the limits on compensation and benefits under the Internal Revenue Code. The second is the individual Supplemental Retirement Agreements for Messrs. Schulze, Merriman and Abel, each of which provides unfunded, non-qualified benefits that are in addition to those offered under the Qualified Plan. The benefits under the Supplemental Retirement Agreements are calculated under a formula similar to that of the Qualified Plan, but without the compensation and benefit limits and with different eligibility and valuation for early payments. The benefits under each Supplemental Retirement Agreement are offset by benefits provided under the Qualified Plan (except for Mr. Merriman, who cannot participate in the Qualified Plan). The third is the Restoration Plan, which provides unfunded, non-qualified benefits based on the same formula as the Qualified Plan, but only to the extent the Qualified Plan may not provide benefits under that formula, because of the compensation and benefit limits under the Internal Revenue Code.
     These arrangements are intended to provide the named executive officers with retirement income substantially equivalent to that provided to all other employees under the Qualified Plan, but without the limitations on compensation and benefits placed on the Qualified Plan, for which funding is tax-deductible when paid. As a result, the named executive officers can expect a retirement income that replaces a portion of their total final average income.
     In addition, we provided Mr. Merriman with a Supplemental Retirement Agreement to provide him a pension benefit substantially equivalent to what he would have accrued under the Qualified Plan, without regard to the limits on compensation and benefits under the Internal Revenue Code and as if he had worked a full career at Lamson.
     The following describes the key provisions of each plan.
Qualified Plan
     The Qualified Plan provides a monthly benefit equal to 50% of average monthly compensation less 50% of the Primary Insurance Amount, reduced proportionately if Credited Service is less than 30 years. The Primary Insurance Amount used in the formulas of all three arrangements is the estimated monthly amount an employee may expect to receive from Social Security, if he or she retires at Social Security retirement age (usually 65), based on his or her average monthly income while working. The minimum pension is $10.00 per year of service (up to a maximum of 30 years.)
     The benefit payable from the Qualified Plan is reduced by any insured benefit payable under the terms of the former Salaried Employees’ Retirement Plan, which was terminated on September 30, 1984.

     All of our salaried employees are eligible to participate in the Qualified Plan, provided they were hired before January 1, 2003. Participants become 100% vested after five years of vesting service. All the named executive officers, other than Mr. Merriman, participate and are fully vested in the Qualified Plan.
     Average monthly compensation is the average of compensation during the five highest consecutive calendar years out of the last ten. Compensation is generally equal to the total amount that is included in income (such as salary and recurring payments under any form of variable compensation plan, other than stock options and other long-term awards), plus salary reduction amounts deferred under the cafeteria benefit plan under section 125 of the Internal Revenue Code and the retirement account plan under section 401(k) of the Internal Revenue Code. Items excluded from compensation include non-qualified deferred compensation payments, commissions, fringe benefits and expense reimbursements and allowances. The annual salary and bonus for the current year for the named executive officers is indicated in the Summary Compensation Table. Each year’s compensation for the Qualified Plan is limited by the compensation limits under the Internal Revenue Code.
     Benefits are payable at age 65. However, if a participant retires after attaining age 55 with ten years of service, reduced benefits may be received as early as age 55. Upon early retirement, the benefits are reduced 3% per year for each of the first five years and 7% for each additional year that early retirement precedes age 65. If the participant has 30 years of service at retirement, benefits may commence without reduction at age 62, or as early as age 55, with benefits reduced 8% for the first year and 7% for each additional year that early retirement precedes age 62.
     An employee may elect to receive his or her benefit on a straight-life or joint and survivor annuity basis. As required by the Internal Revenue Code, benefits are paid on a straight-life annuity basis, if an employee is not married, and on an actuarially equivalent joint and 50% survivor annuity basis, if an employee is married, if no election is made. Lump sum payments are not available.
The Supplemental Retirement Agreements
Schulze and Abel Supplemental Retirement Agreements
     Messrs. Schulze and Abel each participate in an individual Supplemental Retirement Agreement that provides a monthly benefit equal to 50% of average monthly compensation less 50% of the Primary Insurance Amount. Average monthly compensation is as defined in the Qualified Plan. The minimum pension is $10.00 per year of service (up to a maximum of 30 years). If the executive retires prior to age 62, the benefit is reduced by multiplying the benefit by the ratio of actual years of employment to total years of employment assuming the executive had remained in employment until age 65.
     The benefit payable under each agreement is reduced by the Qualified Plan benefit and any other defined benefit plan benefit provided to the executive by us, any of our divisions or subsidiaries or any prior employer. Each executive becomes eligible to receive a benefit in this plan after attaining age 55 with five years of service, with accelerated vesting upon a change-in-control. Both Messrs. Schulze and Abel have met the age 55 and five years of service vesting requirements.
     Benefits are payable at age 65, however if a participant retires after attaining age 55 with five years of service, reduced benefits may be received as early as age 55. Benefits may commence without reduction at age 62, or as early as age 55, with benefits reduced 8% for the first year and 7% for each additional year that early retirement precedes age 62.
     An employee will receive his or her benefit on a straight-life basis or on an actuarially equivalent joint and 50% survivor basis. Lump sum payments are not available.
Merriman Supplemental Retirement Agreement
     Mr. Merriman also participates in an individual Supplemental Retirement Agreement. Mr. Merriman’s agreement is the same as Mr. Schulze’s agreement, with the following differences in benefit calculations: (i) Mr. Merriman’s benefit is not reduced by benefits under any other defined benefit plans (because Mr. Merriman is not a participant in the Qualified Plan); (ii) if Mr. Merriman retires prior to age 62, the ratio for reducing his benefit is calculated by crediting him with two years of service for each of his first ten years of employment, and one year for each year thereafter; (iii) under an amendment to the agreement dated March 16, 2007, if Mr. Merriman terminates during 2007 or 2008 when eligible for a benefit, his benefit calculation will be based on his base salary rate and his target incentive pay on the date of termination; and (iv) under the same amendment, if Mr. Merriman terminates during 2009, 2010 or 2011 when eligible for a benefit, his benefit calculation will be based on the annualized average of the cash compensation paid to him while employed by us.

Schulze Supplemental Retirement Pension Subsidy
     We and Mr. Schulze entered into an agreement, under which Mr. Schulze may receive an additional payment if, upon his retirement, he elects to receive his pension benefit under the retirement plan in the form of a 100% joint and survivor annuity. In that event, Mr. Schulze will receive a lump sum payment in an amount equal to the difference between (i) the present value of the supplemental retirement benefit payable to Mr. Schulze under his Supplemental Retirement Agreement in the form of a 50% joint and spousal annuity and (ii) the present value of the supplemental retirement benefit that would be payable to Mr. Schulze if his benefit under his Supplemental Retirement Agreement were payable in the form of a subsidized 100% joint and survivor annuity.
     The agreements are non-qualified; Internal Revenue Code pay and benefit limits are not applied.
The Restoration Plan
     The Restoration Plan is a non-qualified plan. Benefits provided are equal to the amount of benefit not provided under the Qualified Plan solely due to the application of the Internal Revenue Code pay and benefit limitations. All other specifications are as defined above for the Qualified Plan. Participants must be designated by the Board of Directors to be eligible to participate in this plan.
DEFERRED COMPENSATION PLANS
     The following table summarizes our named executive officers’ compensation under the Pre-2005 Deferred Plan, and the New Deferred Plan, which we collectively refer to as the Deferred Compensation Plans.
2006 Non-Qualified Deferred Compensation

		Executive	Registrant	Aggregate	Aggregate	Aggregate
		Contributions	Contributions in	Earnings in	Withdrawals/	Balance at
		in Last FY(1)	Last FY(2)	Last FY(3)	Distributions	Last FYE(4)
Name		($)	($)	($)	($)	($)
(a)	Plan	(b)	(c)	(d)	(e)	(f)
John B. Schulze	Pre-2005 Deferred Plan	0	0	0	0	0
	New Deferred Plan	0	0	0	0	0
Michael J.	Pre-2005 Deferred Plan	0	0	0	0	0
Merriman, Jr.	New Deferred Plan	0	0	0	0	0
James J. Abel	Pre-2005 Deferred Plan	0	0	15,776	251,954	238
	New Deferred Plan	0	0	0	0	0
Donald A. Gutierrez	Pre-2005 Deferred Plan	0	0	2,321	57,837	41,436
	New Deferred Plan	28,600	0	-5,805	0	30,360
Norman P. Sutterer	Pre-2005 Deferred Plan	0	0	31	49,403	97,455
	New Deferred Plan	25,350	0	-5,141	0	26,888
Eileen E. Clancy	Pre-2005 Deferred Plan	0	0	3,085	78,842	59,029
	New Deferred Plan	32,735	0	-6,640	0	34,733

(1)	These amounts reflect compensation earned in 2005 and contributed in 2006.
(2)	As described below, we match 20% of the deferred amounts in the form of a grant of restricted shares. These grants are included in the 2006 Grant of Plan-Based Awards table.
(3)	These amounts are calculated based on the change in market value of the shares held in the executive's account.
(4)	All prior deferrals by the executives and matching deferrals of restricted shares grants were disclosed in prior years’ Summary Compensation Tables. Because no earnings on the executives’ balances in the Deferred Compensation Plans were above market rates, no returns on the deferred accounts were previously disclosed.
     Originally effective June 30, 1999, the Pre-2005 Deferred Plan was amended and restated effective October 8, 2001. In order to segregate amounts deferred before January 1, 2005 (the effective date of Internal Revenue Code Section 409A, which applies new rules to non-qualified deferred compensation) and amounts deferred on and after January 1, 2005, we adopted the New Deferred Plan effective January 1, 2005. Amounts deferred by an executive officer before January 1, 2005 are held under the terms of the Pre-2005 Deferred Plan. Amounts deferred on and after January 1, 2005 are held under the terms of the New Deferred Plan. For 2005 and 2006, executives could elect to defer a portion of their annual incentive awards. For 2007 and later years, the New Deferred Plan permits executives to elect on or before December 31 to defer all or a portion of their base salary for the following year and their annual incentive awards to be earned in the following year under the EICP. Deferrals for 2005 and 2006 were deemed to be invested in a phantom common shares account. For deferrals after 2006, participants are permitted to choose reference investment funds (generally mutual funds and a phantom Lamson common share account) in which their deferrals are deemed to be invested. In addition, for those executives who elect to defer a portion of their incentive awards into a phantom Lamson common share account, we match 20% of the deferred amounts in the form of a grant of restricted shares to these executives, issued from the 1998 Plan and vesting in three years (or earlier upon the retirement, death or disability of the executive or upon a change-in-control). Grants of restricted shares are made in the year after the year for which the EICP incentive is earned. So, for example, the grants shown in column (g) of the Grants of Plan-Based Awards table above are 2006 grants, but are in connection with deferrals of EICP incentives earned for 2005 services, determined and paid in early 2006.
     Although we are under no obligation to set aside funds specifically designated to pay Deferred Compensation Plan benefits, funds equal to the value of the deferrals attributable to calendar years before 2007 are transferred in trust to National City Bank, as trustee, for investment in our common shares. In 2007, a second trust was created to hold life insurance policies on the lives of those eligible participants who consent. These life insurance policies are intended to serve as a long-term funding vehicle for the post-2006 liabilities under the Deferred Compensation Plans. Beginning in 2007, to the extent that participants elect to invest their deferrals into a phantom Lamson common share account, such deferrals continue to be transferred in trust to National City Bank for investment in our common shares. The assets in the trusts are part of our general assets, intended to pay the benefits provided under the Deferred Compensation Plans but are available to creditors in the event of our insolvency, just as any of our other general assets, unless distributed earlier to the executives under the normal operations of the Deferred Compensation Plans. In other words, each executive participating in the Deferred Compensation Plans is an unsecured general creditor of ours with respect to the payment of the executive’s Deferred Compensation Plan benefits. Earnings are credited to each executive’s account to the extent of any appreciation, dividends, or other distributions on the shares held by the trustee with regard to that account.
     Amounts deferred on behalf of an executive, and all amounts credited to the account attributable to those shares, are distributed as soon as practicable to the executive after the payment date specified at the time of the deferral, or if earlier, upon the occurrence of a change-in-control or the date of the executive’s death, disability or termination of employment. However, if an executive is a “specified employee” under Section 409A of the Internal Revenue Code, payment is delayed for a period of six months with respect to amounts accrued after 2004. Amounts invested in our common shares will be distributed in kind. Distribution may be made earlier, if the GNC Committee determines that the executive has suffered a severe financial hardship as a result of unforeseeable and extraordinary circumstances beyond the control of the executive, such as unexpected illness or accident or loss of property due to a casualty.
OTHER PAYMENTS UPON TERMINATION OF EMPLOYMENT
     The table below shows potential payouts for each executive officer in the context of each of a number of different employment termination scenarios, including death, disability, retirement, for cause, change-in-control, without cause and resignation. In each case, the executive officer’s employment is treated as having terminated on December 30, 2006. Additional amounts payable, if any, would include those benefits and payments that are generally provided on a non-discriminatory basis to salaried employees upon termination of employment.

Payments upon Termination of Employment

				Termination	Following		Termination
				For	Change-in-		Without
Executive	Death	Disability	Retirement	Cause	Control		Cause	Resignation
John B. Schulze Cash Severance	$0	$0	$0	$0	$3,466,430	(1)	$0	$0
Benefit Continuation	$0	$0	$0	$0	$35,438	(1)	$0	$0
Unvested Equity	$1,799,581	$1,799,581	$1,561,833	$0	$1,799,581		$0	$0
Retirement Plans – Qualified(2)	$371,635	$756,722	$756,722	$756,722	$756,722		$756,722	$756,722
Retirement Plans – Non-Qualified(2)	$1,021,287	$2,079,543	$2,079,543	$0	$2,079,543		$2,079,543	$2,079,543
Additional Retirement Benefits(3)(4)	$0	$0	$0	$0	$2,176,355	(1)	$0	$0
Excise Tax Gross Up	$0	$0	$0	$0	$2,334,562	(1)	$0	$0

Total	$3,192,503	$4,635,846	$4,398,098	$756,722	$12,648,631	(1)	$2,836,265	$2,836,265

Michael J. Merriman, Jr. Cash Severance	$0	$0	$0	$0	$1,373,714		$1,000,000	$0
Benefit Continuation	$0	$0	$0	$0	$34,265		$20,634	$0
Unvested Equity	$725,525	$725,525	$145,250	$0	$725,525		$0	$0
Retirement Plans – Non-Qualified(2)(5)	$0	$0	$0	$0	$42		$0	$0
Additional Retirement Benefits(3)	$0	$0	$0	$0	$434,718		$0	$0
Excise Tax Gross Up	$0	$0	$0	$0	$973,518		$0	$0

Total	$725,525	$725,525	$145,250	$0	$3,541,782		$1,020,634	$0

James J. Abel Cash Severance	$0	$0	$0	$0	$1,441,029	(6)	$0	$0
Benefit Continuation	$0	$0	$0	$0	$28,404		$0	$0
Unvested Equity	$792,587	$792,587	$702,825	$0	$792,587		$0	$0
Retirement Plans – Qualified(2)(7)	$236,547	$485,235	$485,235	$485,235	$485,235		$485,235	$485,235
Retirement Plans – Non-Qualified(2)(7)	$880,525	$1,806,243	$1,806,243	$0	$1,806,243		$1,806,243	$1,806,243
Additional Retirement Benefits(3)	$0	$0	$0	$0	$1,615,643		$0	$0
Excise Tax Gross Up	$0	$0	$0	$0	$1,384,351	(6)	$0	$0

Total	$1,909,659	$3,084,065	$2,994,303	$485,235	$7,553,492	(6)	$2,291,478	$2,291,478

Donald A. Gutierrez Cash Severance	$0	$0	$0	$0	$958,237	(6)	$0	$0
Benefit Continuation	$0	$0	$0	$0	$28,404		$0	$0
Unvested Equity	$469,036	$469,036	$390,458	$0	$469,036		$0	$0
Retirement Plans – Qualified(2)	$69,847	$129,648	$129,648	$129,648	$129,648		$129,648	$129,648
Retirement Plans – Non-Qualified(2)	$56,853	$105,528	$105,528	$105,528	$105,528		$105,528	$105,528
Additional Retirement Benefits(3)	$0	$0	$0	$0	$136,571		$0	$0
Excise Tax Gross Up	$0	$0	$0	$0	$0		$0	$0

Total	$595,736	$704,212	$625,634	$235,176	$1,827,424	(6)	$235,176	$235,176

Norman P. Sutterer Cash Severance	$0	$0	$0	$0	$822,301	(6)	$0	$0
Benefit Continuation	$0	$0	$0	$0	$28,404		$0	$0
Unvested Equity	$445,577	$445,577	$390,458	$0	$445,577		$0	$0
Retirement Plans – Qualified(2)	$219,685	$441,788	$441,788	$441,788	$441,788		$441,788	$441,788
Retirement Plans – Non-Qualified(2)	$105,904	$212,975	$212,975	$212,975	$212,975		$212,975	$212,975
Additional Retirement Benefits(3)	$0	$0	$0	$0	$321,753		$0	$0
Excise Tax Gross Up	$0	$0	$0	$0	$0		$0	$0

Total	$771,166	$1,100,340	$1,045,221	$654,763	$2,272,798	(6)	$654,763	$654,763

Eileen E. Clancy Cash Severance	$0	$0	$0	$0	$585,851	(6)	$0	$0
Benefit Continuation	$0	$0	$0	$0	$9,283		$0	$0
Unvested Equity	$226,551	$226,551	$187,420	$0	$226,551		$0	$0
Retirement Plans – Qualified(2)	$0	$228,713	$228,713	$228,713	$228,713		$228,713	$228,713
Retirement Plans – Non-Qualified(2)	$0	$32,283	$32,283	$32,283	$32,283		$32,283	$32,283
Additional Retirement Benefits(3)	$0	$0	$0	$0	$158,354		$0	$0
Excise Tax Gross Up	$0	$0	$0	$0	$278,876	(6)	$0	$0

Total	$226,551	$487,547	$448,416	$260,996	$1,519,911	(6)	$260,996	$260,996

(1)	On March 16, 2007, we and Mr. Schulze entered into a termination agreement, pursuant to which Mr. Schulze agreed to terminate his three-year CIC agreement. Had this agreement been effective as of December 30, 2006 and he was terminated following a change-in-control on that date, Cash Severance would have been $350,000, Benefit Continuation would have been $0, Additional Retirement Benefits would have been $0, Excise Tax Gross Up would have been $0, and the Total would have been $4,985,846.

(2)	The amounts are the present value at year-end for each type of plan as shown on the Pension Benefits Table.

(3)	Additional retirement benefits provided upon a change-in-control.

(4)	On March 16, 2007, we and Mr. Schulze entered into an agreement to provide him with a payment in the event he elects the 100% joint and survivor annuity form of payment under the Qualified Plan. Payable on November 1, 2007, the estimated payment is $295,960 and is not included in these amounts.

(5)	Mr. Merriman has not vested in his Supplemental Retirement Agreement.

(6)	On March 9, 2007, the Board of Directors approved amendments to the form of two-year CIC Agreements with Messrs. Abel, Gutierrez and Sutterer and Ms. Clancy. These amendments are described below under “— Change-in-Control Agreements — Subsequent Events.” Had these amendments been effective as of December 30, 2006, the amounts referenced above for each of those executives would have been as follows:

Name	Cash Severance	Excise Tax Gross Up	Total
James J. Abel	$1,529,700	$1,429,964	$7,687,776
Donald A. Gutierrez	$1,017,200	N/A	$1,886,387
Norman P. Sutterer	$872,900	N/A	$2,323,397
Eileen E. Clancy	$621,900	$297,420	$1,574,504

(7)	Mr. Abel is assumed to elect early retirement upon termination for any reason.

     As noted in the Compensation Discussion and Analysis, we maintained CIC Agreements for each executive officer as well as a severance arrangement for Mr. Merriman in 2006. There were no other agreements, arrangements or plans that entitled executive officers to severance, perquisites or other enhanced benefits upon termination of their employment, although the EICP Plan and agreements associated with stock options, SARs, restricted stock and PARS allow for the vesting of those instruments upon certain forms of terminations.
Severance Payments
     We have entered into a severance arrangement with Mr. Merriman for the first three years of his employment. Under the arrangement, he is entitled to receive two years of base salary, eighteen months of health benefits and a further lump sum payment for an additional six months of health benefits should he be terminated outside the context of a change-in-control.
     For all the other named executive officers, as well as Mr. Merriman after his individual severance agreement expires on November 15, 2009, we have traditionally considered any termination of employment by senior executive officers on a case-by-case basis, examining the facts and circumstances of the termination. We are not obligated to follow any particular severance payment practice, other than the provision for accelerated vesting upon certain termination scenarios as stated in the outstanding stock option, SAR, restricted stock and PARS award agreements and the terms of each executive officer’s CIC Agreement.
Change-in-Control Agreements
Terminations Resulting in Change-in-Control Payments and Benefits
     The CIC Agreements use a “double trigger,” meaning payments are made only if the executive officer suffers a covered termination of employment within three years (Messrs. Schulze and Merriman) or two years (Messrs. Abel, Gutierrez and Sutterer and Ms. Clancy) following the change-in-control. Covered terminations include:
•	Termination of employment by us other than for death, disability or for “Cause” as described in the CIC Agreement.

•	Resignation by the executive officer due to (i) failure to elect, re-elect or otherwise maintain the executive officer in the office or position within Lamson that the officer held immediately prior to the change-in-control; (ii) a significant adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position with Lamson which the executive held immediately prior to the change-in-control; (iii) a determination by the executive that as a result of a change-in-control and a change in circumstances thereafter significantly affecting his position, including a change in the scope of the business or other activities for which he was responsible immediately prior to the change-in-control, he has been rendered substantially unable to carry out, has been substantially hindered in the performance of, or has suffered a substantial reduction in, any of the authorities, powers, functions, responsibilities or duties attached to the position held by the executive immediately prior to the change-in-control; (iv) relocation of the individual’s principal work location to a place more than fifty miles from the principal work location immediately prior to the change-in-control, (v) the liquidation, merger or sale of Lamson (unless the new entity assumes the CIC Agreement) or (vi) a material breach of the CIC Agreement.

Potential Payments and Benefits Received Upon Termination
     The table above assumes a change-in-control and a covered termination occurred on December 30, 2006, based on the closing share price of $24.26 on December 29, 2006. Using this scenario, the Period of Employment, as described in the CIC Agreements, is three years following a change-in-control for Messrs. Schulze and Merriman and two years following a change-in-control for Messrs. Abel, Gutierrez and Sutterer and Ms. Clancy. The following outlines the assumptions and provisions used in the table to determine the potential payments and benefits that would be due under the CIC Agreements as in effect on December 30, 2006.
•	Cash Severance. Represents the present value of the base pay plus the average annual incentive for the two years immediately preceding the change-in-control, which the executive officer would have received during the remainder of the Period of Employment. The present value included in the table was discounted using the Pension Benefit Guarantee Corporation applicable interest rate of 5.8%.

•	Benefit Continuation. Represents the value of continued coverage equivalent to our current active employee medical, dental, life, accidental death and dismemberment and life insurance for the remainder of the Period of Employment.

•	Accrued Annual Incentives. Under the 2006 EICP, awards are available only to those participants who remain employed by us at the time of award distribution. If termination of employment is sue to death, disability or retirement, the GNC Committee has discretion to grant an award in such pro rata amount as it deems appropriate. For purposes of this table, we have assumed the GNC Committee would not have exercised its discretion to grant any award in those circumstances. The actual amounts awarded under the 2006 EICP are shown in the Summary Compensation Table in the “Bonus” and “Non-Equity Incentive Compensation Plan” columns.

•	Equity Awards. Represents the option/SAR spread and the current value of all equity awards, both vested and unvested, upon the occurrence of the change-in-control. Under the 1998 Plan, all unvested awards vest upon a change-in-control and options and SARs would be exercisable for their remaining term. Vested awards are not included because the executive’s right to those awards has already vested.

•	Deferred Compensation Plans. The December 31, 2006 balances of the Deferred Compensation Plans are not included as the executive’s interest in those balances would not vary based on the type of termination event. See “Deferred Compensation Plans” for more information about these plans.

•	Retirement Benefits. Represents the present value of additional years of service credit to the Qualified Plan, Supplemental Retirement Agreements, Restoration Plan and/or other retirement plans and additional years of 401(k) match for the remainder of the Period of Employment.

•	Excise Tax Gross Up. Represents the reimbursement amount for any additional tax liability incurred as a result of excise taxes imposed or payments deemed to be attributable to a change-in-control.
Definition of a Change-in-Control
A change-in-control is defined in the CIC Agreements as any of the following events:
•	The acquisition by any individual, entity or group of 15% or more of either: (A) our then-outstanding common shares or (B) the combined voting power of our then-outstanding voting securities entitled to vote generally in the election of directors (“Voting Stock”); provided, however, that the following acquisitions shall not constitute a change-in-control: (1) any acquisition directly from us, (2) any acquisition by us, (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by us or any of our subsidiaries, or

•	Individuals who constitute our Board of Directors cease for any reason (other than death or disability) to constitute at least a majority of our Board of Directors; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by our shareholders, was approved by a vote of at least a majority of the directors then comprising the Board (either by a specific vote or by approval of our proxy statement in which such person is named as a nominee for director, without objection to such nomination) shall be considered as though such individual were a member of the Board, but excluding for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than our Board of Directors; or

•	Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets (a “Business Combination”), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of our common shares and Voting Stock immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then-outstanding shares of common stock and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the entity resulting from such Business Combination (including, without limitation, an entity which as a result of such transaction owns Lamson or all or substantially all of our assets either directly or through one or more subsidiaries) in substantially the same proportions relative to each other as their ownership, immediately prior to such Business Combination, of our common shares and Voting Stock, as the case may be, (B) no Person (excluding any entity resulting from such Business Combination or any employee benefit plan (or related trust) sponsored or maintained by us or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 15% or more of, respectively, the then-outstanding shares of common stock of the entity resulting from such Business Combination, or the combined voting power of the then-outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Board at the time of the execution of the initial agreement, or of the action of our Board of Directors, providing for such Business Combination; or

•	Approval by our shareholders of a complete liquidation or dissolution of Lamson.
Subsequent Events
     On March 9, 2007, the GNC Committee and the Board jointly approved amendments to the two-year CIC Agreements that provide for a two-year Period of Employment following a change-in-control. These amendments included a change to the definition of change-in-control to replace the two references to 15% in the definition above with 20%. The new severance benefits awarded under the agreements were revised to provide an executive with a lump sum payment equal to two times the sum of his or her base pay and average annual incentive pay, instead of the present value of the base pay and average annual incentive pay that the executive would receive during the remainder of the Period of Employment. The amended agreements also provide the executive with continuation of employee benefits coverage for two years from the date of his or her termination of employment. Additional amendments were also made to conform to the requirements of Internal Revenue Code Section 409A. The GNC Committee expects the new agreements to be entered into with the applicable executives in the near future.
     On March 16, 2007, we and Mr. Merriman amended his CIC agreement to revise the method for determining incentive pay if a change-in-control and a covered termination occurs before Mr. Merriman receives annual incentives for two complete calendar years. The original agreement provided that incentive pay would be calculated as the average of the aggregate annual incentives paid to Mr. Merriman for the preceding two calendar years. The amended agreement provides that, if a change-in-control occurs prior to Mr. Merriman receiving annual incentives for two complete calendar years with us, his incentive pay for these purposes will be the greater of (i) the amount determined under the original agreement, or (ii) his target incentive for the year in which the change of control occurs. The amended agreement was also revised for compliance with Internal Revenue Code Section 409A.
Payments in All Other Terminations
     Except with respect to Mr. Merriman (as described above), payments in the event of all other terminations (death, disability, retirement, for cause, without cause and resignation) occur as follows:
•	No payments are made for future salary, annual incentives or benefits continuation.

•	Accrued annual incentives are paid in the context of death, disability and retirement. The table assumes such an event takes place on December 30, 2006 and accrued annual incentives are those shown in the Summary Compensation Table for 2006.

•	Unvested stock options and SARs vest in the context of death, disability and retirement. Unvested restricted stock and PARS vest in the event of death and disability.

•	All vested equity and deferred compensation plan balances are available in the event of all terminations.

•	All vested qualified retirement plan balances are available in all terminations.

•	All vested non-qualified retirement plan balances are available in all terminations, with the exception of for cause in which case all non-qualified plan balances are forfeited.

     On December 8, 2006, the GNC Committee and the Board jointly approved the amendment of the 1998 Plan to change the definition of change-of-control to conform to the definition in our rights plan. The GNC Committee and the Board also authorized the amendment of any equity agreements entered into under the 1998 Plan since May 2, 2005 to conform the definition of change-of-control in such agreements to the definition in the 1998 Plan, as amended, subject to consent of the executive officers. The GNC Committee expects to obtain consents from the executive officers during 2007.
COMPENSATION OF DIRECTORS
     The following table sets forth for fiscal year 2006 all compensation earned by the individuals who served as our non-employee directors at any time during 2006 (other than Mr. Merriman, whose non-employee director compensation for periods prior to November 15, 2006 is included in the Summary Compensation Table).

					Change in Pension
					Value and
	Fees Earned		Option	Non-Equity	Nonqualified
	or Paid in	Stock Awards	Awards	Incentive Plan	Compensation	All Other
	Cash	(1)(2)(3)	(3)(4)	Compensation	Earnings(5)	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
James T. Bartlett	37,000	26,559	6,453	0	7,609	0	77,621
Frances H. Beam, Jr.(6)	24,500	12,907	6,453	0	0	0	43,860
Martin J. Cleary(6)	17,000	12,907	6,453	0	0	0	36,360
William H. Coquillette	26,500	24,654	6,453	0	368	0	57,975
John C. Dannemiller	49,000	27,730	6,453	0	6,458	0	89,641
George R. Hill	44,250	27,755	6,453	0	4,176	0	82,634
William E. MacDonald, III	0	2,100	0	0	0	0	2,100
A. Malachi Mixon, III	32,500	26,234	6,453	0	4,867	0	70,054
D. Van Skilling	43,000	28,370	6,453	0	0	0	77,823

(1)	In 2006 grants of restricted shares were made to the following directors with the aggregate grant date fair market value shown: Mr. Bartlett — 1,529 shares valued at $39,250; Mr. Coquillette — 1,428 shares valued at $36,596; Mr. Dannemiller — 1,649 shares valued at $42,237; Dr. Hill — 1,606 shares valued at $41,048; Mr. MacDonald — 4,024 shares valued at $99,996; Mr. Mixon — 1,487 shares valued at $38,121; and Mr. Skilling — 1,586 shares valued at $40,736. For each of the directors, except for Mr. MacDonald who became a director on December 8, 2006, $30,000 of the value of the shares granted represents the annual restricted shares grant made as of the date of the annual meeting as part of his director fees. Mr. MacDonald’s grant represents a one-time grant traditionally made to new members of the Board and will vest after three years of service as a director. The remainder of the restricted shares grants to each director consists of periodic grants equal to 25% of the value of any director fees earned, but deferred by the director in our common shares, throughout the year under The Lamson & Sessions Co. Deferred Compensation Plan for Non-Employee Directors, which we refer to as the New Deferred Directors Plan and which is described below.

(2)	At the end of 2006 the following directors had non-vested restricted shares for the following aggregate number of shares shown, vesting on various dates over the next three years: Mr. Bartlett — 3,089 shares; Mr. Coquillette — 2,568 shares; Mr. Dannemiller — 3,394 shares; Dr. Hill — 3,471 shares; Mr. MacDonald — 4,024 shares; Mr. Mixon — 2,966 shares; and Mr. Skilling — 3,643 shares.

(3)	Values disclosed for each director in columns (c) and (d) of this table are those portions of the compensation expense taken by us in our 2006 financial reports for equity-based compensation grants to that director. The values are calculated under FAS 123R. Restricted share grants for 2004, 2005 and 2006 (column (c)) were expensed as the average of the high and low trading price for our common shares on the grant date, spread over the three-year vesting periods of the grants. Stock option grants for 2005 (column (d)) were valued using the assumptions and methodology described in footnote 3 to the Summary Compensation Table above.

(4)	At the end of 2006 the following directors had outstanding vested stock options for the following aggregate number of shares shown: Mr. Bartlett — 4,000 shares; Mr. Beam — 4,000 shares; Mr. Cleary — 20,000 shares; Mr. Coquillette — 12,000 shares; Mr. Dannemiller —20,000 shares; Dr. Hill — 4,000 shares; Mr. Mixon — 20,000 shares; and Mr. Skilling — 16,000 shares.

(5)	The change in the pension value during 2006 reflects the difference between the present value of the accrued benefits under the Outside Directors’ Benefit Program, which we refer to as the Directors Benefit Program, as of December 31, 2006 and that same value calculated as of December 31, 2005. The methodology and assumptions used to determine these present values are identical to those described in the note (5) of the Summary Compensation Table and the narrative to the Pension Benefits table above. See the narrative with regard to that table for information on how those amounts are calculated.

(6)	Messrs. Beam and Cleary retired as directors on April 28, 2006.
Directors Fees
     Directors who are also our employees do not receive any separate fees or other remuneration for serving as a director of the Board. For fiscal year 2006, director fees included an annual retainer of $15,000; an annual fee of $1,500 for Board committee chairpersons; $1,500 for physical attendance at each regular Board meeting; $2,500 for physical attendance at each regular Board committee meeting; and $1,000 for each special Board or committee meeting attended by telephone. Any or all of these annual retainers and fees may be deferred by each director by participation in the New Directors Deferred Plan as described below. All directors, except for Messrs. Beam and Cleary, deferred all fees for 2006.
Post-service Benefits to Non-Employee Directors
     In addition, the six non-employee directors who were directors as of December 31, 2004 are provided with certain retirement and death benefits under the our Outside Directors’ Benefit Program, referred to as the Directors Benefit Program. In 2004, the Board of Directors “froze” the Directors Benefit Program and, as a result, any person not serving on the Board as of December 31, 2004, such as Mr. MacDonald, will not be entitled to participate in the Directors Benefit Program. For the directors remaining in the Directors Benefit Program, it generally provides for benefits payable upon a director’s retirement at or after age 70. Benefits payable at normal retirement equal the annual retainer as of December 31, 2004 ($15,000) paid to the retired director for a ten-year period in quarterly installments. The Directors Benefit Program also contains provisions for early retirement benefits, vested deferred retirement benefits, a change-in-control of Lamson, disability retirement benefits and survivors’ benefits upon the death of a participant. Early retirement benefits, or death benefits commencing before the date the deceased director would have attained age 70, are reduced by 5/6 of one percent for each month that they commence before such date. The participant, the participant’s beneficiary or we may elect that such retirement or death benefits be paid in an actuarially-equivalent, lump-sum payment.
Stock-Based Grants to Non-Employee Directors
     The 1998 Plan authorizes various incentive stock grants to non-employee directors. Currently, an annual restricted shares grant equivalent to approximately $30,000, valued as of the day of grant as determined by the GNC Committee, is issued to each individual elected, re-elected or continuing as a non-employee director. New directors, such as Mr. MacDonald in 2006, who have not previously served on the Board of Directors, receive a one-time grant of restricted shares under the 1998 Plan. Such restricted shares will vest after three years of service and will have an aggregate market value on the date of such election of approximately $100,000. The GNC Committee has the authority to make additional or alternative grants of options, restricted shares or deferred shares to the non-employee directors.
     Prior to April 22, 2004, option grants were made to non-employee directors under The Lamson & Sessions Non-Employee Directors Stock Option Plan, referred to as the Directors Plan. The Directors Plan expired on April 22, 2004 and no future grants will be made under that plan. As of December 30, 2006, there were exercisable options outstanding under the Directors Plan representing 48,000 Lamson common shares. The options outstanding under the Directors Plan may be exercised pursuant to the terms of the stock option agreements, which expire on or before May 5, 2013. Options granted under the Directors Plan to a non-employee director must be exercised within 36 months of retirement as a director or within twelve months from the date a director resigns due to disability. Upon the death of a non-employee director, the director’s legal representative or heirs will have twelve months from the date of death to exercise his stock options. However, in no event will options be exercisable after the expiration of the ten-year option period.
     If a director resigns, or ceases to serve as a non-employee director for any reason other than retirement, disability or death, only those options exercisable on the date of termination will be exercisable. Such options may be exercised within ninety days after termination.

     In the event of a change-in-control of Lamson (as defined in the Directors Plan and in the 1998 Plan), all restricted shares fully vest and all stock options fully vest and become exercisable.
     Pursuant to the 1998 Plan, on April 28, 2006 each non-employee director, except Mr. MacDonald, was granted restricted shares equivalent to $30,000. Grants were valued at the average of high and low prices of our common shares as of April 28, 2006 of $25.515. These restricted shares grants have a three-year cliff vesting and will fully vest on April 28, 2009.
Deferred Compensation Plans For Directors
     Originally effective January 1, 1991, The Lamson & Sessions Co. Deferred Compensation Plan for Non-Employee Directors, which we refer to as the Pre-2005 Directors Deferred Plan was amended and restated as of April 30, 2004. In order to segregate amounts deferred before January 1, 2005 (the effective date for Internal Revenue Code Section 409A, which applies new rules to nonqualified deferred compensation) and amounts deferred on and after January 1, 2005, we adopted the New Deferred Directors Plan effective January 1, 2005. Amounts deferred by a director before January 1, 2005 are held under the terms of the Pre-2005 Directors Deferred Plan. Amounts deferred on and after January 1, 2005 are held under the terms of the New Deferred Directors Plan. Going forward, the New Deferred Directors Plan provides directors the opportunity to defer their annual retainers and meeting fees. Such deferred fees may be invested, at each director’s election, into either a money market fund or a phantom Lamson common share account. In addition, for any fees a director defers into a phantom Lamson common share account, we match 25% of the deferred amounts in the form of a grant of restricted shares to the director, issued from the 1998 Plan and vesting in three years (or earlier upon the retirement, death or disability of the director or upon a change-in-control). Grants of restricted shares are made in the year after the year for which the deferrals are made. No match is provided for any other fee deferrals. The price of each restricted share is based on the market value on the date the retainer or fee is deferred.
     Although we are under no obligation to set aside funds specifically designated to pay benefits under these plans, funds equal to the value of the deferrals attributable to both plans. The assets in the trust are part of our general assets, intended to pay the benefits provided under these plans but are available to creditors in the event of our insolvency, just as any of our other general assets, unless distributed earlier to the executives under the normal operations of the plans. In other words, each director participating in the plans is an unsecured general creditor of ours with respect to the payment of the director’s deferred compensation plan benefits. Earnings are credited to each director’s account to the extent of any appreciation, dividends, or other distributions on the shares held by the trustee with regard to that account.
     Amounts deferred on behalf of a director, and all amounts credited to the account attributable to those shares, are distributed as soon as practicable to the director after the payment date specified at the time of the deferral, or if earlier, upon the occurrence of a change-in-control or the date of the director’s death, disability or termination as a director. Amounts invested in our common shares will be distributed in kind. Distribution may be made earlier, if the GNC Committee determines that the director has suffered a severe financial hardship as a result of unforeseeable and extraordinary circumstances beyond the control of the director, such as unexpected illness or accident or loss of property due to a casualty.
Subsequent Event
     On March 16, 2007, we and Mr. Schulze entered into a termination agreement, pursuant to which Mr. Schulze agreed to terminate his three-year CIC agreement. Mr. Schulze will serve as non-executive Chairman of the Board until his term as a director expires at our annual meeting of shareholders in 2008 and until the election and qualification of his successor. Mr. Schulze will be paid $350,000 in consideration for his continuing service on the Board and for other services he will provide to us, Upon the occurrence of a change-in-control (as defined in the agreement) all amounts remaining unpaid under the termination agreement will accelerate.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information About Lamson Common Share Ownership
Beneficial Ownership of Shares
     The following table sets forth as of April 27, 2007 (except as otherwise noted), all persons (including any “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act), we know to be beneficial owners of more than five percent of our outstanding common shares, other than our directors or officers. This information is based on reports filed with the SEC by each of the individuals or firms listed in the table below. If you wish, you may obtain these reports from the SEC by visiting the SEC’s website at www.sec.gov.

	Amount and
	Nature
Name and Address	of Beneficial		Percent of
of Beneficial Owner	Ownership(1)		Class(2)
Barclays Global Investors, NA Barclays Global Fund Advisors	1,692,990	(3)	10.68%
45 Freemont Street San Francisco, CA 94105
Starboard Value and Opportunity Master Fund Ltd. et al	1,569,338	(4)	9.90%
666 Third Avenue, 26th Floor New York, New York 10017
Farhad Fred Ebrahimi	1,409,000	(5)	8.89%
205 Newbury Street Boston, MA. 02116
Thompson, Siegel & Walmsley, Inc.	975,891	(6)	6.16%
6806 Paragon Place, Suite 300 P. O. Box 6883 Richmond, VA 23230
Batterymarch Financial Management, Inc.	840,220	(7)	5.30%
200 Clarendon Street Boston, MA 02116

(1)	“Beneficial Ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, you “beneficially” own our common shares not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee or a contract or understanding), have (or share) the power to vote the stock, or to sell it, or you have the right to acquire it within 60 days.

(2)	Based on 15,848,270 common shares outstanding as of April 27, 2007.

(3)	Barclays Global Investors, NA and Barclays Global Fund Advisors reported the beneficial ownership of such shares on Amendment No. 2 to Schedule 13G, which was filed with the SEC on February 13, 2007.

(4)	On April 26, 2007, Starboard Value and Opportunity Master Fund Ltd., Parche, LLC, Admiral Advisors, LLC, Ramius Capital Group, L.L.C., C4S & Co., L.L.C., Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon and Thomas W. Strauss filed Amendment No. 3 to their Schedule 13D reporting beneficial ownership of such shares as of April 26, 2007. Admiral Advisors is the investment manager for Starboard and is the managing member of Parche. Ramius is the sole member of Admiral Advisors. C4S is the managing member of Ramius. Messrs. Cohen, Stark, Solomon and Strauss are managing members of C4S.

(5)	Farhad Fred Ebrahimi and Mary Wilkie Ebrahimi reported shared beneficial ownership of such shares as of January 20, 2006 on Amendment No. 5 to Schedule 13D, filed with the SEC on July 11, 2006.

(6)	Thompson, Siegel, & Walmsley, Inc. reported the beneficial ownership of such shares on a Schedule 13G, which was filed with the SEC on February 12, 2007.

(7)	Batterymarch Financial Management, Inc. reported the ownership of such shares on a Schedule 13G, which was filed with the SEC on February 12, 2007.

Security Ownership of Management and Directors
     The following table sets forth, as of April 27, 2007, the beneficial ownership of our common shares by each of the named executive officers, each director individually, and the percent of cumulative beneficial ownership of all executive officers and directors as a group.

	Amount and
	Nature
	of Beneficial	Percent of
Name	Ownership(1)(2)	Class(3)
John B. Schulze	462,958	2.88
Michael J. Merriman, Jr.	34,564	*
James J. Abel	547,343	3.39
Donald A. Gutierrez	137,912	*
Norman P. Sutterer	50,254	*
Eileen E. Clancy	47,684	*
James T. Bartlett	56,057	*
William H. Coquillette	21,642	*
John C. Dannemiller	95,175	*
George R. Hill	87,300	*
William E. MacDonald, III	5,124	*
A. Malachi Mixon, III	81,335	*
D. Van Skilling	68,783	*
All executive officers and directors as a group (17 persons)	1,843,590	11.01

*	Less than 1 percent.

(1)	Includes the following number of common shares which are not owned of record but which could be acquired by the individual within 60 days after April 27, 2007 upon the exercise of outstanding options under our stock option plans: Mr. Schulze — 238,267; Mr. Merriman — -0-; Mr. Abel — 305,000; Mr. Gutierrez — 111,667; Mr. Sutterer — 25,000; Ms. Clancy — 30,000; Mr. Bartlett — 4,000; Mr. Coquillette — 12,000; Mr. Dannemiller — 20,000; Dr. Hill — 4,000; Mr. MacDonald — -0-; Mr. Mixon — 19,000; Mr. Skilling — 16,000; and all other executive officers as a group — 106,750.

(2)	Includes shares held jointly or in the name of the director’s spouse, minor children, or relatives sharing his home, reporting of which is required by applicable rules of the SEC. Unless otherwise indicated, or in the case of joint ownership, the listed individuals possess sole voting power and sole investment power with respect to such shares. The figure for Mr. Schulze includes 700 shares owned by his wife, to which he has disclaimed beneficial ownership. No other director or executive officer has disclaimed beneficial ownership of any shares.

(3)	Based on 15,848,270 common shares outstanding as of April 27, 2007.
Equity Compensation Plan Information
     The table below sets forth certain information regarding our equity compensation plans as of December 30, 2006: 1988 Incentive Equity Performance Plan (As Amended as of October 19, 2000), the 1998 Plan, the Directors Plan, the Pre-2005 Directors Deferred Plan, the New Deferred Directors Plan, the Pre-2005 Deferred Plan and the New Deferred Plan. All of those plans have been approved by shareholders, except the Pre-2005 Directors Deferred Plan, the New Deferred Directors Plan, the Pre-2005 Deferred Plan and the New Deferred Plan.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to Be		Under Equity
	Issued upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,252,732	$0.00	633,404 (1)
Equity compensation plans not approved by security holders	0	N/A	0 (2)
Total	1,252,732	$0.00	633,404

(1)	Reflects 633,404 common shares remaining available under the 1998 Plan, which authorizes the GNC Committee to make awards of option rights, SARs, restricted shares, deferred shares, PARS and performance units.

(2)	The Pre-2005 Directors Deferred Plan, the New Deferred Directors Plan, the Pre-2005 Deferred Plan and the New Deferred Plan provide for the issuance of common shares, but do not provide for a specific amount available under the plans. Descriptions of the Pre-2005 Directors Deferred Plan and the New Deferred Directors Plan are included above under “Item 11. Executive Compensation – Directors Compensation – Deferred Compensation Plans for Directors” and incorporated herein by reference. Descriptions of the Pre-2005 Deferred Plan and the New Deferred Plan are included above under “Item 11. Executive Compensation – Deferred Compensation Plans” and incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Business Relationships
     During the past fiscal year, we have, in the normal course of business, utilized the services of the law firm of Jones Day in which Mr. Coquillette is a partner. The fees paid by us to Jones Day during 2006 were approximately $1.8 million, which amount is substantially less than .1% of Jones Day’s gross revenues for 2006. We plan to continue using the services of the firm in 2007.
     We recognize that transactions between us and any of our directors or executive officers can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our shareholders. Pursuant to its charter, the GNC Committee considers and makes recommendations to the Board with regard to possible conflicts of interest of Board members or management. The Board then makes a determination as to whether to approve the transaction.
Director Independence
     The Board has determined that to be considered independent, a director must meet the independence criteria set forth in the NYSE’s listing requirements. That is, a director may not have a direct or indirect material relationship with Lamson. A material relationship is one which impairs or inhibits (or has the potential to impair or inhibit) a director’s exercise of critical and disinterested judgment on behalf of Lamson and its shareholders. In making its assessment of independence, the Board considers any and all material relationships not merely from the standpoint of the director, but also from that of persons or organizations with which the director has or has had an affiliation or those relationships which may be material, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others. The Board also considers whether a director is a former employee of Lamson within the last five years. The Board consults with our counsel to ensure that the Board’s determinations with respect to the independence of directors are consistent with the NYSE listing requirements, as well as all relevant securities and other laws and regulations. Consistent with these considerations, the Board has affirmatively determined that the following directors are independent directors: James T. Bartlett, John C. Dannemiller, George R. Hill, William E. MacDonald, III, A. Malachi Mixon, III and D. Van Skilling.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     Fees for audit services totaled $738,000 in 2006 and $663,800 in 2005, including fees associated with the annual financial statement audit, reviews of our quarterly reports on Form 10-Q and the audit of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The Audit Committee approved one hundred percent of such fees in 2005 and 2006.
Audit-Related Fees
     Fees for audit-related services totaled $22,500 in 2006 and $22,500 in 2005. Audit-related services principally include accounting consultations. The Audit Committee approved one hundred percent of such fees in 2005 and 2006
Tax Fees
     Fees for tax services, including tax compliance, tax advice and tax planning totaled $22,225 in 2006 and $29,250 in 2005. The Audit Committee approved one hundred percent of such fees in 2005 and 2006.
All Other Fees
     There were no other fees in 2005 or 2006 not included in the above totals.
Audit Committee Pre-Approval Policy
     The Audit Committee pre-approves, prior to engagement, all audit and non-audit services provided by our independent registered public accounting firm and all fees to be paid for such services. The Audit Committee has pre-approved all audit services to be provided by our independent registered public accounting firm related to the review of our quarterly financial reports on Form 10-Q for our 2007 fiscal year. All other services are considered and approved by the Audit Committee, on an individual basis, as such proposed engagements are presented to the Audit Committee.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following exhibits are being filed as part of this amended report:
     (b)      Exhibits:

Exhibit Number	Description of Document
31.1	Certification of Michael J. Merriman, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 30, 2007.

THE LAMSON & SESSIONS CO.
By/s/ James J. Abel
James J. Abel
Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 30, 2007.

Signature	Title

/s/ Michael J. Merriman Jr.	President and Chief Executive Officer
Michael J. Merriman Jr.	(Principal Executive Officer)

Executive Vice President, Secretary,
/s/ James J. Abel	Treasurer and Chief Financial Officer
James J. Abel	(Principal Financial Officer)

/s/ Lori L. Spencer	Vice President and Controller
Lori L. Spencer	(Principal Accounting Officer)

/s/ John B. Schulze
John B. Schulze	Chairman of the Board

/s/ James T. Bartlett*	Director
James T. Bartlett

/s/ William H. Coquillette*	Director
William H. Coquillette

/s/ John C. Dannemiller*	Director
John C. Dannemiller

/s/ George R. Hill*	Director
George R. Hill

/s/ William E. Macdonald, III*	Director
William E. MacDonald, III.

/s/ A. Malachi Mixon, III*	Director
A. Malachi Mixon, III

/s/ D. Van Skilling*	Director
D. Van Skilling

*	The undersigned, by signing his name hereto, does sign and execute this amended Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-named directors of The Lamson & Sessions Co. and filed herewith as Exhibit 24 on behalf of The Lamson & Sessions Co. and each such person.

April 30, 2007	By /s/ James J. Abel
James J. Abel,
Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Certification of Michael J. Merriman, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.