Form 10-Q
period 2007-03-31
LAMSON & SESSIONS CO
filed 2007-05-01
CIK 57497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
F O R M 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
As of April 27, 2007 the Registrant had outstanding 15,848,270 common shares.

PART I
Item 1 – FINANCIAL STATEMENTS
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	First Quarter Ended
(Dollars in thousands, except per share data)	2007		2006
NET SALES	$116,007	100.0%	$135,401	100.0%
Cost of products sold	94,178	81.2%	104,418	77.1%

GROSS PROFIT	21,829	18.8%	30,983	22.9%

Selling and marketing expenses	8,428	7.3%	8,747	6.5%
General and administrative expenses	4,999	4.3%	5,706	4.2%
Research and development expenses	532	0.4%	585	0.4%

Total operating expenses	13,959	12.0%	15,038	11.1%

OPERATING INCOME	7,870	6.8%	15,945	11.8%
Interest expense, net	567	0.5%	1,117	0.8%

INCOME BEFORE INCOME TAXES	7,303	6.3%	14,828	11.0%
Income tax provision	2,751	2.4%	5,608	4.2%

NET INCOME	$4,552	3.9%	$9,220	6.8%

Net earnings per share:
Basic	$0.29		$0.60

Diluted	$0.28		$0.58

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	First Quarter		First Quarter
	Ended	Year Ended	Ended
(Dollars in thousands)	2007	2006	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,464	$3,324	$2,438
Accounts receivable, net of allowances of $1,975, $1,625 and $2,248, respectively	66,484	55,111	73,616
Inventories, net
Raw materials	4,243	4,846	5,873
Work-in-process	4,792	5,198	6,057
Finished goods	43,701	38,447	43,159

	52,736	48,491	55,089
Deferred tax assets	8,499	9,054	10,928
Prepaid expenses and other	2,304	2,345	3,789

TOTAL CURRENT ASSETS	131,487	118,325	145,860

PROPERTY, PLANT AND EQUIPMENT
Land	3,320	3,320	3,320
Buildings	24,829	25,436	25,552
Machinery and equipment	120,333	120,031	120,822

	148,482	148,787	149,694
Less allowances for depreciation and amortization	95,498	95,211	99,027

Total Net Property, Plant and Equipment	52,984	53,576	50,667

GOODWILL	21,402	21,402	21,441
PENSION ASSETS	13,848	13,605	34,696
DEFERRED TAX ASSETS	4,437	4,437	684
OTHER ASSETS	4,133	4,265	3,796

TOTAL ASSETS	$228,291	$215,610	$257,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,798	$19,885	$35,756
Accrued compensation and benefits	8,036	13,779	10,395
Customer volume & promotional accrued expenses	3,694	5,463	5,812
Other accrued expenses	8,578	5,999	8,449
Taxes	5,495	3,791	3,588
Current maturities of long-term debt	16,305	13,829	5,775

TOTAL CURRENT LIABILITIES	69,906	62,746	69,775

LONG-TERM DEBT	7,005	7,131	60,140

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES	17,654	17,481	22,510

SHAREHOLDERS’ EQUITY
Common shares	1,584	1,579	1,538
Other capital	102,209	101,230	95,196
Retained earnings	43,810	39,258	9,335
Accumulated other comprehensive income (loss)	(13,877)	(13,815)	(1,350)

Total Shareholders’ Equity	133,726	128,252	104,719

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$228,291	$215,610	$257,144

See notes to Consolidated Financial Statement (Unaudited)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	First Quarter Ended
(Dollars in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$4,552	$9,220
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and Amortization	2,320	2,245
Stock based compensation	831	1,505
Deferred income taxes	555	2,468
Net change in working capital accounts:
Accounts receivable	(11,373)	(5,109)
Inventories	(4,245)	(11,102)
Prepaid expenses and other	41	(102)
Accounts payable	7,913	4,813
Accrued expenses and other current liabilities	(3,229)	(6,940)
Pension plan contributions	(74)	(480)
Other long-term items	71	15

CASH USED IN OPERATING ACTIVITIES	(2,638)	(3,467)

INVESTING ACTIVITIES
Net additions to property, plant and equipment	(1,807)	(4,008)

CASH USED IN INVESTING ACTIVITIES	(1,807)	(4,008)

FINANCING ACTIVITIES
Net borrowings under secured credit agreement	2,500	5,200
Payments on other long-term borrowings	(68)	(86)
Purchase and retirement of treasury stock (15,617 and 24,782 shares in 2007 and 2006, respectively)	(459)	(421)
Exercise of stock options (38,000 and 306,000 shares issued in 2007 and 2006, respectively)	303	1,452
Tax benefit from exercise of stock options	309	2,558

CASH PROVIDED BY FINANCING ACTIVITIES	2,585	8,703

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,860)	1,228
Cash and cash equivalents at beginning of year	3,324	1,210

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,464	$2,438

See notes to Consolidated Financial Statements (Unaudited)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and changes in accounting estimates) considered necessary for a fair presentation have been included. Certain 2006 amounts have been reclassified to conform with 2007 classifications.
NOTE B – INCOME TAXES
The year-to-date 2007 income tax provision was calculated based on management’s estimate of the annual effective tax rate of 37.7% for the year compared with the annual effective tax rate of 36.9% in 2006.
The Company adopted the provisions of FASB Interpretation No. 48, (FIN 48) “Accounting for Uncertainty in Income Taxes”, on December 31, 2006. There was no material effect realized from implementation. At December 31, 2006, the Company had $1.2 million in unrecognized tax benefits, the recognition of which would have an effect of $1.0 million on the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the first quarters of 2007 and 2006 these amounts are immaterial.
As of December 31, 2006 the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006, and to non-U.S. income tax examinations for the tax years of 2002 through 2006. In addition, the Company is subject to various state and local income tax examinations for the tax years 2001 through 2006.
There were no significant changes to any of these amounts during the first quarter 2007.
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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C — BUSINESS SEGMENTS – (Continued)

	First Quarter Ended
(Dollars in thousands)	2007	2006
Net Sales
Carlon	$55,213	$64,056
Lamson Home Products	30,940	26,979
PVC Pipe	29,854	44,366

	$116,007	$135,401

Operating Income (Loss)
Carlon	$6,837	$7,690
Lamson Home Products	6,525	2,568
PVC Pipe	(2,990)	8,952
Corporate Office	(2,502)	(3,265)

	$7,870	$15,945

Depreciation and Amortization
Carlon	$805	$847
Lamson Home Products	470	428
PVC Pipe	1,045	970

	$2,320	$2,245

Total assets by business segment at March 31, 2007, December 30, 2006 and April 1, 2006 are as follows:

	March 31,	December 30,	April 1,
(Dollars in thousands)	2007	2006	2006
Identifiable Assets
Carlon	$88,593	$81,833	$92,969
Lamson Home Products	48,471	44,019	42,069
PVC Pipe	56,723	52,911	66,065
Corporate Office (includes deferred tax and pension assets)	34,504	36,847	56,041

	$228,291	$215,610	$257,144

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D – COMPREHENSIVE INCOME
The components of comprehensive income for the first quarters of 2007 and 2006 are as follows:

	First Quarter Ended
(Dollars in thousands)	2007	2006
Net income	$4,552	$9,220
Foreign currency translation adjustments	(62)	30

Comprehensive income	$4,490	$9,250

The components of accumulated other comprehensive income (loss), at March 31, 2007, December 30, 2006 and April 1, 2006 are as follows:

	March 31,	December 30,	April 1,
(Dollars in thousands)	2007	2006	2006
Foreign currency translation adjustments	$(422)	$(360)	$(254)
Pension and Other Benefits	(13,455)	(13,455)	(1,096)

Accumulated other comprehensive income (loss)	$(13,877)	$(13,815)	$(1,350)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — EARNINGS PER SHARE CALCULATION
The following table sets forth the computation of basic and diluted earnings per share:

	First Quarter Ended
(Dollars and shares in thousands, except per share amounts)	2007	2006
Basic Earnings-Per-Share Computation
Net Income	$4,552	$9,220

Average Common Shares Outstanding	15,725	15,318

Basic Earnings Per Share	$0.29	$0.60

Diluted Earnings-Per-Share Computation
Net Income	$4,552	$9,220

Basic Shares Outstanding	15,725	15,318

Stock Based Awards Calculated Under the Treasury Stock Method	517	683

Total Shares	16,242	16,001

Diluted Earnings Per Share	$0.28	$0.58

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE F — PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
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
The components of net periodic benefit cost (income) are as follows:

	First Quarter Ended
	Pension Benefits		Other Benefits
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$391	$349	$—	$—
Interest cost	1,388	1,306	111	183
Expected return on assets	(1,821)	(1,774)	—	—
Net amortization and deferral	235	324	(210)	(74)
Defined contribution plans	330	288	—	—

	$523	$493	$(99)	$109

NOTE G – ASSERTED AND UNASSERTED CLAIMS
From time to time the Company incurs product related claims that are incidental to the business. In the first quarter the Company became aware of certain product asserted and unasserted claims. The Company has accrued its best estimate of the known asserted claims. We are unable to estimate an additional range of loss in excess of our accruals due to the uncertainty inherent in the estimation process. It is at least reasonably possible that actual costs will differ from estimates, but based upon information presently available, such future costs are not expected to have a material adverse effect on our financial position or our ongoing results of operations. However, such costs could be material to results of operations in a future period.
NOTE H – STOCK COMPENSATION PLANS
The Company granted 62,000 Stock Appreciation Rights with an exercise price of $30.23 and 31,475 shares of restricted stock to associates and directors in the first quarter 2007. Total stock compensation expense recorded in the first quarter 2007 was $0.8 million compared with $1.5 million in the first quarter 2006. Included in these charges was approximately $0.4 million and $1.2 million in the first quarter 2007 and 2006, respectively, of stock compensation that was required to be expensed immediately as the associates are retirement-eligible. As of March 31, 2007 there was $3.2 million of total unrecognized compensation cost related to non-vested share based compensation, which is expected to be recognized over a weighted average period of 1.5 years.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements.
Executive Overview
In the first quarter 2007, the Company had $116.0 million in net sales, a decline of $19.4 million compared with the first quarter 2006. This was primarily a result of declining unit selling prices in the PVC Pipe business segment and some decline in electrical product shipments as inventories were reduced in the distribution channel and due to the effects of a slowdown in residential new home construction.
The cost of PVC pipe resin and HDPE resins have fallen significantly (PVC compounds to a lesser degree) since the very high levels in the first quarter of 2006. Consequently, PVC pipe and HDPE conduit selling prices have reflected this decline. This decline has caused, in the PVC Pipe segment, a dramatic narrowing of spreads between the selling price of PVC conduit and the cost of PVC pipe resin, lowering the segment’s operating results by almost $12.0 million compared with the first quarter 2006. By the end of the first quarter 2007, however, PVC pipe resin costs have begun to increase due to feedstock cost increases and improving demand.
The Lamson Home Products segment had increased volume of electrical product shipments to certain retail home improvement customers as the customers replenished inventory levels and the Company gained market share.
In summary, net income declined to $4.6 million in the first quarter 2007 compared with $9.2 million in the first quarter 2006, resulting in $0.28 diluted earnings per share in the current quarter versus $0.58 diluted earnings per share in the prior year quarter.

2007 Compared with 2006
Results of Operations
The following table sets forth, for the periods indicated, items from the Consolidated Income Statements as a percentage of net sales for the first quarter ended 2007 and 2006:

	First Quarter Ended
(Dollars in thousands)	2007		2006
Net Sales	$116,007	100.0%	$135,401	100.0%
Cost of products sold	94,178	81.2%	104,418	77.1%

Gross profit	21,829	18.8%	30,983	22.9%

Total operating expenses	13,959	12.0%	15,038	11.1%

Operating income	7,870	6.8%	15,945	11.8%
Interest expense, net	567	0.5%	1,117	0.8%

Income before income taxes	7,303	6.3%	14,828	11.0%
Income tax provision	2,751	2.4%	5,608	4.2%

Net Income	$4,552	3.9%	$9,220	6.8%

Net sales for the first quarter of 2007 fell 14.3%, or $19.4 million, to $116.0 million from $135.4 million in the first quarter of 2006. About $14.5 million of this decline came from lower pricing in the PVC Pipe segment as resin supply was greater than current demand. The remaining decline came primarily from reduced pricing of HDPE telecom and other products as the cost of HDPE resin have dropped in the first quarter 2007 compared with high levels experienced in the first quarter 2006. Electrical product sales overall are about even with the prior year as reduction in residential construction related product sales were offset by increased activity from retail home improvement customers restocking inventory in anticipation of the spring construction season.
Gross profit in the first quarter 2007 dropped to $21.8 million, 18.8% of net sales, from $31.0 million, or 22.9% of net sales, in the first quarter of 2006. The cost of PVC pipe resin continued to decline in the first quarter 2007 consistent with the declines experienced in the fourth quarter of 2006. PVC pipe resin was approximately 21.5% lower than the first quarter 2006 and 13.2% lower on average than the fourth quarter 2006. However, selling prices declined almost twice as fast as the material cost, causing the narrowing of margins in the PVC Pipe segment.
Operating income for the first quarter 2007 was $7.9 million, or 6.8% of net sales, a decrease of $8.0 million, or about 50%, from the $15.9 million, or 11.8% of net sales, earned in the first quarter of 2006. Operating expenses at $14.0 million were $1.0 million lower in the first quarter 2007 than the first quarter 2006. This was primarily the result of lower stock compensation expense ($0.7 million) and variable selling expenses ($0.7 million). These were partially offset by higher legal and professional costs ($0.5 million) which were incurred to address the strategic alternative review process and new executive compensation disclosure requirements. Lastly, additional merchandising expense ($0.3 million) was recorded to support the resetting of inventory for certain retail customers.
Net interest expense of $0.6 million in the first quarter 2007 was approximately half the $1.1 million recorded in the first quarter 2006. Average borrowing during the first quarter 2007 was $43.7 million or 67% lower than the first quarter 2006, while average interest rates were 5.23% in the first quarter 2007 compared with 5.61% for the first quarter 2006.
The income tax provision for the first quarter 2007 reflects an effective tax rate of 37.7% compared with 37.8% in the first quarter of 2006.
Business Segments
Carlon
Net sales for Carlon, the Company’s largest business segment, fell to $55.2 million in the first quarter 2007, a decline of $8.9 million, or 13.9%, over the first quarter 2006 net sales level of $64.1 million. Carlon’s telecom and utility infrastructure product shipment volume was down about 5% in the first quarter 2007 as some projects were delayed compared with the first quarter 2006. In addition, selling prices were down about 15% in the first quarter 2007, reflecting primarily lower HDPE resin costs, which accounted for approximately $4.0 million of the net sales decline in the quarter. Carlon was affected in the first quarter 2007 by the slow down in residential construction and the reduction of inventory levels in the distribution channel as sales of electrical products were off 10% from the prior year first quarter.
Gross margin in the Carlon business segment for first quarter 2007 is slightly higher compared with the first quarter 2006. These improved margin levels are due to an improved product mix in higher margin electrical product sales this quarter and a slight decline in PVC and HDPE compound costs compared with 2006.
Operating income for Carlon was $6.8 million, 12.4% of net sales, in the first quarter 2007 compared with $7.7 million, 12.0% of net sales, in the first quarter 2006. This decline of $0.9 million, or 11.1%, is principally due to the lower net sales levels described above, slightly offset by lower operating expenses principally from declines in variable selling expenses.
Lamson Home Products
Net sales in the Lamson Home Products business segment increased by $3.9 million, a 14.7% increase, to $30.9 million in the first quarter 2007 compared with $27.0 million in the first quarter 2006. The net sales gains came from market share growth at several major retail customers and the replenishment of customers’ inventories that had been depleted at the end of 2006.
This segment’s gross profit increased in the first quarter 2007 compared with the same quarter in 2006 as product margins were improved primarily due to a more profitable product mix and slightly lower compound costs. In addition, the segment was able to leverage fixed support costs as net sales were substantially higher than the prior year.
Operating income was $6.5 million in the first quarter 2007 compared with $2.6 million in the first quarter 2006. This increase was caused by the higher gross profit levels partially offset by higher operating expenses, mostly from additional merchandising costs being incurred at two major customers to reset and restock inventory.
PVC Pipe
The PVC Pipe business segment experienced a net sales decline of $14.5 million, or 32.7%, to $29.9 million in the first quarter 2007 from $44.4 million in the first quarter 2006. The average selling price is off by approximately 47% in the first quarter 2007 compared with the exceptionally high pricing levels in first quarter 2006. Pricing continued to decline in the first quarter 2007 from the fourth quarter 2006 as PVC pipe resin costs declined an additional 13.2% on average in the current quarter. Actual shipments of PVC pipe pounds in the first quarter 2007 were 32.6% higher than the first quarter 2006. Also contributing to the sales decline in the first quarter 2007, large diameter sewer pipe shipments were down $2.9 million.
Gross margins in the PVC Pipe business segment were substantially lower than those in the first quarter 2006 as net sales price declines outpaced by double the average PVC resin cost decreases of approximately 21.5% over the same timeframe.

Operating results in this business segment declined to a $3.0 million loss, 10.0% of net sales, for the first quarter 2007 compared with the record operating income results in the first quarter 2006 of $9.0 million or 20.2% of net sales. All of this decline comes from the lower gross margins offset by a $0.1 million decline in operating expenses in the first quarter 2007, from lower variable selling expenses compared with the first quarter 2006.
Liquidity and Capital Resources
The Company’s primary source of liquidity and capital resources is cash generated from operating activities and availability under its Secured Credit Agreement.
Cash used by operating activities was $2.6 million in the first quarter 2007 compared with a use of $3.5 million in the first quarter 2006. Accounts receivable grew from the end of the year on increasing sales volume going into the spring construction season. At the end of the first quarter 2007, accounts receivable totaled $66.5 million, 46.4 days sales outstanding, compared with $73.6 million, 47.1 days sales outstanding, at the end of the first quarter 2006.
Inventory also increased throughout the first quarter 2007 primarily to support forecasted demand in the second quarter 2007. At the end of the first quarter 2007, total inventories were $52.7 million representing 6.3 turns, down by $2.4 million or 4.3%, compared with $55.1 million, or 7.0 turns, at the end of the first quarter of 2006.
The pounds of PVC resin in inventory at March 31, 2007 were approximately the same as end of first quarter 2006. However, the average costs of PVC resin in inventory declined by about 22.9% from the end of the first quarter 2006. The Company has invested in higher inventory of other products to support the reset activity and market share increases at retail customers.
Accounts payable have risen in the first quarter 2007 from higher inventory levels and operating activity. Accrued expenses declined by $3.2 million in the first quarter 2007 primarily from the payment of incentive compensation ($7.0 million) and the payment of year end customer sales incentive plans. These decreases were partially offset by increases in various other operating accruals such as freight and utilities due to the higher level of operating activity at the end of the first quarter 2007.
The Company’s cash used in investing activities representing capital expenditures totaled $1.8 million in the first quarter 2007 compared with cash used by investing activities of $4.0 million in the first quarter 2006. Capital expenditures in the first quarter 2007 were mainly for equipment to increase productivity and quality in the PVC extrusion facilities and to replace and add mold capacity.
The Company’s cash provided by financing activities was $2.6 million and $8.7 million in the first quarter 2007 and 2006, respectively. In the first quarter 2007, the Company borrowed $2.5 million on its Secured Credit Agreement to support the use of funds for operating and investing activities described above. The Company met all its debt covenants at the end of the first quarter 2007 and continues to have available credit capacity of over $220 million on its revolver to fund the cash requirements of the business.
Critical Accounting Estimates
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 30, 2006.

Outlook for 2007
Despite the impact of inventory draw downs in the electrical distribution channel during the first quarter 2007, the overall light commercial and industrial construction markets continued to exhibit strength. Demand for the Company’s products, which are used in commercial facilities and industrial capacity expansion is expected to regain momentum the rest of 2007 and support a growth rate for the Company in these markets of 5-7% in 2007.
Telecom and utility infrastructure product demand is expected to continue at similar rates as 2006 to support Fiber-to-the-Premise and other infrastructure projects. Verizon Communications, one of the Company’s key telecom customers, continues its plan to pass fiber optic cable to 3 million additional homes in 2007, similar to 2006. Other telecom, utilities and cable operators have also begun similar, but more modest programs. Overall management believes telecom products unit sales will grow at a rate of 3-5% for 2007.
Residential construction declined from record levels of over 2.0 million units at the beginning of 2006 to around 1.6 units at the end of 2006. We expect residential construction to remain at this lower activity level, 1.5-1.6 million units, throughout 2007, an average decline of around 15%. This will affect the sales levels of some of the Company’s products mainly sold through the Carlon and LHP business segments. Many of the Company’s products that service the residential construction market, however, are also used for remodeling of existing homes which is generally counter-cyclical to new home construction. The Company expects that while sales of some electrical products will be down due to the lower residential construction activity, the decline will be somewhat mitigated by remodeling activity.
PVC pipe resin inventories have been pulled down in the first quarter 2007 to meet demand, leading to cost and selling price reductions. Going into the construction season, which generally occurs in the second and third quarters, demand appears to be firming up, reflecting the good market conditions in commercial and industrial construction. With lower resin inventories and higher feedstock costs, PVC resin costs have begun to increase which is closely followed by selling price increases in the PVC pipe business. Overall the Company expects PVC pipe resin costs to be about 15% lower in 2007 compared will 2006 which, in turn, generally leads to lower PVC conduit prices and margins.
Cash flow from operating activities will continue to be strong in 2007 generated from positive operating results and the leveling off of working capital requirements after the growth in accounts receivable and payment of accruals occurred in the first quarter 2007. Capital spending in 2007 is expected to be $12.0 million to $14.0 million, as the Company focuses on upgrading extrusion equipment, increases automation and adds incremental molds and tooling to support market expansion and new products.
In summary, based on the condition of our key markets, the Company is anticipating net sales for the second quarter of between $142 million and $152 million, 7-12% below the second quarter 2006, which is expected to result in net income of $9.0-$10.5 million, or 55-65 cents per diluted share, for the second quarter. For the full year 2007, we expect net sales to decline 3-9% from 2006 ranging from $510 million to $540 million, reflecting the lower PVC pipe selling prices and the effect of a softer residential construction market. If this net sales level is achieved, the Company projects net income of $29.5-$32.5 million, or $1.80-$2.00 per diluted share in 2007.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) the continued availability of raw materials and consistent electrical power supplies, (iv) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends (v) any adverse change in the recovery trend of the country’s general economic condition affecting the markets for the Company’s products and (vi) the impact, outcome and effects of the Company’s exploration of strategic alternatives. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.
Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 30, 2006.
Item 4 – CONTROLS AND PROCEDURES
As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. During the Company’s first quarter 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1 – LEGAL PROCEEDINGS
The Company is a party to various claims and matters of litigation incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.
Item 1A – RISK FACTORS
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 30, 2006.

Item 6 – EXHIBITS
     (a) Exhibits:
10.1	Amended and Restated Executive Change-in-Control Agreement, dated March 16, 2007, by and between the Company and Michael J. Merriman, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2007).

10.2	Amended and Restated Executive Supplemental Retirement Agreement, dated March 16, 2007, by and between the Company and Michael J. Merriman, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2007).

10.3	Agreement, dated March 16, 2007, by and between the Company and John B. Schulze (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2007).

10.4	Agreement, dated March 16, 2007, by and between the Company and John B. Schulze (regarding the Amended and Restated Supplemental Retirement Agreement, as amended, between the Company and John B. Schulze) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2007).

10.5	The Lamson & Sessions Co. Deferred Compensation Plan for Non-Employee Directors (Post-2004).

31.1	Certification of Michael J. Merriman, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Merriman, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James J. Abel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LAMSON & SESSIONS CO.
(Registrant)

May 1, 2007	By:	/s/ James J. Abel James J. Abel
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer