Form 10-Q
period 2007-06-30
LAMSON & SESSIONS CO
filed 2007-07-27
CIK 57497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes    ☐       No    ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of June 30, 2007 the Registrant had outstanding 15,848,432 common shares.

PART I
Item 1 – FINANCIAL STATEMENTS
THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Second Quarter Ended				First Half Ended
(Dollars in thousands, except per share data)	2007		2006		2007		2006
NET SALES	$138,112	100.0%	$162,313	100.0%	$254,119	100.0%	$297,714	100.0%
Cost of products sold	108,128	78.3%	122,241	75.3%	202,306	79.6%	226,659	76.1%

GROSS PROFIT	29,984	21.7%	40,072	24.7%	51,813	20.4%	71,055	23.9%
Selling and marketing expenses	8,762	6.3%	9,564	6.0%	17,191	6.8%	18,311	6.1%
General and administrative expenses	5,217	3.8%	6,396	3.9%	10,216	4.0%	12,101	4.1%
Research and development expenses	529	0.4%	562	0.3%	1,060	0.4%	1,148	0.4%

Total operating expenses	14,508	10.5%	16,522	10.2%	28,467	11.2%	31,560	10.6%

OPERATING INCOME	15,476	11.2%	23,550	14.5%	23,346	9.2%	39,495	13.3%
Interest expense, net	670	0.5%	1,131	0.7%	1,237	0.5%	2,248	0.8%

INCOME BEFORE INCOME TAXES	14,806	10.7%	22,419	13.8%	22,109	8.7%	37,247	12.5%
Income tax provision	5,555	4.0%	8,430	5.2%	8,306	3.3%	14,038	4.7%

NET INCOME	$9,251	6.7%	$13,989	8.6%	$13,803	5.4%	$23,209	7.8%

Net earnings per share:
Basic	$0.59		$0.90		$0.88		$1.51

Diluted	$0.57		$0.87		$0.85		$1.45

See notes to Consolidated Financial Statements (Unaudited).

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	Second Quarter		Second Quarter
	Ended	Year Ended	Ended
(Dollars in thousands)	2007	2006	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,305	$3,324	$1,662
Accounts receivable, net of allowances of $2,178, $1,625 and $2,421, respectively	76,246	55,111	88,712
Inventories, net
Raw materials	4,600	4,846	5,582
Work-in-process	4,983	5,198	6,203
Finished goods	47,100	38,447	41,801

	56,683	48,491	53,586

Deferred tax assets	7,241	9,054	8,293
Prepaid expenses and other	3,471	2,345	4,133

TOTAL CURRENT ASSETS	145,946	118,325	156,386

PROPERTY, PLANT AND EQUIPMENT
Land	3,320	3,320	3,320
Buildings	25,206	25,436	25,390
Machinery and equipment	120,072	120,031	119,311

	148,598	148,787	148,021
Less allowances for depreciation and amortization	96,085	95,211	96,254

Total Net Property, Plant and Equipment	52,513	53,576	51,767

GOODWILL	21,402	21,402	21,441

PENSION ASSETS	14,091	13,605	34,921

DEFERRED TAX ASSETS	4,437	4,437	2,598

OTHER ASSETS	3,992	4,265	3,750

TOTAL ASSETS	$242,381	$215,610	$270,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$32,127	$19,885	$36,359
Accrued compensation and benefits	9,345	13,779	12,681
Customer volume & promotional accrued expenses	5,446	5,463	4,994
Other accrued expenses	9,718	5,999	10,756
Taxes	2,650	3,791	5,488
Current maturities of long-term debt	15,104	13,829	5,775

TOTAL CURRENT LIABILITIES	74,390	62,746	76,053

LONG-TERM DEBT	6,870	7,131	50,816

POST-RETIREMENT BENEFITS AND OTHER LONG-TERM LIABILITIES	17,464	17,481	22,293

SHAREHOLDERS’ EQUITY
Common shares	1,585	1,579	1,558
Other capital	102,791	101,230	98,129
Retained earnings	53,061	39,258	23,324
Accumulated other comprehensive income (loss)	(13,780)	(13,815)	(1,310)

Total Shareholders’ Equity	143,657	128,252	121,701

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$242,381	$215,610	$270,863

See notes to Consolidated Financial Statements (Unaudited).

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	First Half Ended
(Dollars in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$13,803	$23,209
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	4,620	4,491
Stock based compensation	1,386	1,816
Deferred income taxes	1,813	5,103
Changes in operating assets and liabilities:
Accounts receivable	(21,135)	(20,205)
Inventories	(8,192)	(9,599)
Prepaid expenses and other	(1,126)	(446)
Accounts payable	12,242	5,416
Accrued expenses and other current liabilities	(1,873)	(3,179)
Pension plan contributions	(155)	(650)
Other long-term items	(147)	(206)

CASH PROVIDED BY OPERATING ACTIVITIES	1,236	5,750

INVESTING ACTIVITIES
Net additions to property, plant and equipment	(3,666)	(7,319)

CASH USED IN INVESTING ACTIVITIES	(3,666)	(7,319)

FINANCING ACTIVITIES
Net borrowings (payments) under secured credit agreement	1,400	(4,000)
Payments on other long-term borrowings	(170)	(210)
Purchase and retirement of treasury stock (15,617 and 24,782 shares in 2007 and 2006, respectively)	(459)	(421)
Exercise of stock options (40,000 and 489,025 shares issued in 2007 and 2006, repectively)	314	2,376
Tax benefit from exercise of stock options	326	4,276

CASH PROVIDED BY FINANCING ACTIVITIES	1,411	2,021

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,019)	452
Cash and cash equivalents at beginning of year	3,324	1,210

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,305	$1,662

See notes to Consolidated Financial Statements (Unaudited).

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A – BASIS OF PRESENTATION
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
NOTE B – INCOME TAXES
The first half 2007 income tax provision was calculated based on management’s estimate of the annual effective tax rate of 37.6% for the year. The annual effective income tax rate for 2006 was 36.9%.
The Company adopted the provisions of FASB Interpretation No. 48, (FIN 48) “Accounting for Uncertainty in Income Taxes,” on December 31, 2006. There was no material effect realized from implementation. At December 31, 2006, the Company had $1.2 million in unrecognized tax benefits, the recognition of which would have an effect of $1.0 million on the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the first half of 2007 and 2006 these amounts are immaterial.
As of December 31, 2006 the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006, and to non-U.S. income tax examinations for the tax years of 2002 through 2006. In addition, the Company is subject to various state and local income tax examinations for the tax years 2001 through 2006.
There were no significant changes to any of these amounts during the first half of 2007.
NOTE C – BUSINESS SEGMENTS
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

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C – BUSINESS SEGMENTS – (Continued)

	Second Quarter Ended		First Half Ended
(Dollars in thousands)	2007	2006	2007	2006
Net Sales
Carlon	$64,955	$77,295	$120,168	$141,351
Lamson Home Products	36,425	26,893	67,365	53,872
PVC Pipe	36,732	58,125	66,586	102,491

	$138,112	$162,313	$254,119	$297,714

Operating Income (Loss)
Carlon	$9,994	$13,793	$16,831	$21,483
Lamson Home Products	8,607	4,100	15,132	6,668
PVC Pipe	(363)	9,564	(3,353)	18,516
Corporate Office	(2,762)	(3,907)	(5,264)	(7,172)

	$15,476	$23,550	$23,346	$39,495

Depreciation and Amortization
Carlon	$796	$852	$1,601	$1,699
Lamson Home Products	485	430	955	858
PVC Pipe	1,019	964	2,064	1,934

	$2,300	$2,246	$4,620	$4,491

Total assets by business segment at June 30, 2007, December 30, 2006 and July 1, 2006 are as follows:

	June 30,	December 30,	July 1,
(Dollars in thousands)	2007	2006	2006
Identifiable Assets
Carlon	$93,473	$81,833	$100,094
Lamson Home Products	50,487	44,019	47,774
PVC Pipe	63,063	52,911	67,893
Corporate Office (includes deferred tax and pension assets)	35,358	36,847	55,102

	$242,381	$215,610	$270,863

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D – COMPREHENSIVE INCOME
The components of comprehensive income for the second quarter and the first half of 2007 and 2006 are as follows:

	Second Quarter Ended		First Half Ended
(Dollars in thousands)	2007	2006	2007	2006
Net income	$9,251	$13,989	$13,803	$23,209
Foreign currency translation adjustments	97	40	35	70

Comprehensive income	$9,348	$14,029	$13,838	$23,279

The components of accumulated other comprehensive income (loss), at June 30, 2007, December 30, 2006 and July 1, 2006 are as follows:

	June 30,	December 30,	July 1,
(Dollars in thousands)	2007	2006	2006
Foreign currency translation adjustments	$(325)	$(360)	$(214)
Pension and Other Benefits	(13,455)	(13,455)	(1,096)

Accumulated other comprehensive income (loss)	$(13,780)	$(13,815)	$(1,310)

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E – EARNINGS PER SHARE CALCULATION
The following table sets forth the computation of basic and diluted earnings per share:
(Dollars and shares in thousands, except per share amounts)

	Second Quarter Ended		First Half Ended
	2007	2006	2007	2006
Basic Earnings-Per-Share Computation
Net Income	$9,251	$13,989	$13,803	$23,209

Average Common Shares Outstanding	15,734	15,519	15,729	15,419

Basic Earnings Per Share	$0.59	$0.90	$0.88	$1.51

Diluted Earnings-Per-Share Computation
Net Income	$9,251	$13,989	$13,803	$23,209

Basic Shares Outstanding	15,734	15,519	15,729	15,419

Stock Based Awards Calculated Under the Treasury Stock Method	519	587	518	635

Total Shares	16,253	16,106	16,247	16,054

Diluted Earnings Per Share	$0.57	$0.87	$0.85	$1.45

THE LAMSON & SESSIONS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE F – PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The Company sponsors several qualified and non-qualified pension plans and other post-retirement benefit plans for its current and former employees. As of January 1, 2003 the Company eliminated the salary defined benefit pension plan for future employees. This action closed all defined benefit pension and other post-retirement benefit plans to new entrants and will reduce future service costs.
The components of net periodic benefit cost (income) are as follows:

	Second Quarter Ended				First Half Ended
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
(Dollars in thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$391	$349	$—	$—	$782	$698	$—	$—
Interest cost	1,387	1,306	111	183	2,775	2,612	222	366
Expected return on assets	(1,821)	(1,774)	—	—	(3,642)	(3,548)	—	—
Net amortization and deferral	236	325	(210)	(74)	471	649	(420)	(148)
Defined contribution plans	332	302	—	—	662	590	—	—

	$525	$508	$(99)	$109	$1,048	$1,001	$(198)	$218

NOTE G – ASSERTED AND UNASSERTED CLAIMS
From time to time the Company incurs product related claims that are incidental to the business. In the first quarter the Company became aware of certain product asserted and unasserted claims. The Company has accrued its best estimate of the known asserted claims. The Company is unable to estimate an additional range of loss in excess of our accruals due to the uncertainty inherent in the estimation process. It is at least reasonably possible that actual costs will differ from estimates, but based upon information presently available, such future costs are not expected to have a material adverse effect on our financial position or our ongoing results of operations. However, such costs could be material to results of operations in a future period.
NOTE H — STOCK COMPENSATION PLANS
The Company granted 62,000 Stock Appreciation Rights with an exercise price of $30.23 and 39,683 shares of restricted stock to associates and directors in the first half 2007. Total stock compensation expense recorded in the second quarter 2007 and first half of 2007 was $0.6 million and $1.4 million, respectively, compared with $0.3 million in the second quarter 2006 and $1.8 million in the first half of 2006, respectively. Included in these charges was approximately $0.4 million and $1.2 million in the first quarter 2007 and 2006, respectively, of stock compensation that was required to be expensed immediately as the associates are retirement-eligible. As of June 30, 2007 there was $2.7 million of total unrecognized compensation cost related to non-vested share based compensation, which is expected to be recognized over a weighted average period of 1.3 years.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements.
Executive Overview
In the second quarter 2007, the Company had $138.1 million in net sales, a decline of $24.2 million, or 14.9%, compared with the second quarter 2006. This was primarily a result of lower unit selling prices in the PVC Pipe business segment and lower HDPE conduit selling prices in the Carlon business segment.
The cost of PVC pipe resin and HDPE resin have fallen significantly (PVC compounds to a lesser degree) since the very high levels in the first half of 2006. Consequently, market conditions have pressured PVC pipe and HDPE conduit selling prices to reflect this decline. This decline has caused, in the PVC Pipe segment, a dramatic narrowing of spreads between the selling price of PVC conduit and the cost of PVC pipe resin, lowering the segment’s operating results by almost $21.9 million compared with the first half 2006. By the end of the second quarter 2007, however, PVC pipe resin costs and selling prices increased, with resin cost only 6% behind the second quarter 2006 due to feedstock cost increases and improving demand. This resulted in a much smaller loss in PVC Pipe in the second quarter 2007 compared with the first quarter 2007.
The Lamson Home Products segment had increased volume of electrical product shipments to certain retail home improvement customers as demand increased for remodeling, the customers replenished inventory levels and the Company gained market share.
In summary, net income declined to $9.3 million in the second quarter 2007 and $13.8 million in the first half 2007 compared with $14.0 million in the second quarter 2006 and $23.2 million in the first half 2007, resulting in $0.57 and $0.85 diluted earnings per share in the second quarter and first half 2007, respectively, versus $0.87 and $1.45 diluted earnings per share in the second quarter and first half of 2006. These results were in line with the Company's prior expectations.

2007 Compared with 2006
Results of Continuing Operations
The following table sets forth, for the periods indicated, items from the Consolidated Income Statements as a percentage of net sales for the second quarter and first half of 2007 and 2006:

	Second Quarter Ended				First Half Ended
(Dollars in thousands)	2007		2006		2007		2006
Net Sales	$138,112	100.0%	$162,313	100.0%	$254,119	100.0%	$297,714	100.0%
Cost of products sold	108,128	78.3%	122,241	75.3%	202,306	79.6%	226,659	76.1%

Gross profit	29,984	21.7%	40,072	24.7%	51,813	20.4%	71,055	23.9%

Total operating expenses	14,508	10.5%	16,522	10.2%	28,467	11.2%	31,560	10.6%

Operating income	15,476	11.2%	23,550	14.5%	23,346	9.2%	39,495	13.3%
Interest expense, net	670	0.5%	1,131	0.7%	1,237	0.5%	2,248	0.8%

Income before income taxes	14,806	10.7%	22,419	13.8%	22,109	8.7%	37,247	12.5%
Income tax provision	5,555	4.0%	8,430	5.2%	8,306	3.3%	14,038	4.7%

Net Income	$9,251	6.7%	$13,989	8.6%	$13,803	5.4%	$23,209	7.8%

Net sales for the second quarter of 2007 declined by 14.9%, or $24.2 million, to $138.1 million compared with $162.3 million in the second quarter of 2006. Carlon and PVC Pipe net sales were down by double digits in the current year due to the decline in PVC and HDPE resin prices and the effect of a slowdown in residential construction. Meanwhile LHP net sales have increased due to increased demand for remodeling, market share gains and the replenishment of customers’ inventory. First half 2007 net sales were $254.1 million, a decline of $43.6 million, or 14.6%, over the $297.7 million in net sales recorded in the first half of 2006.
Gross profit in the second quarter of 2007 was $30.0 million, or 21.7% of net sales, compared with $40.0 million, or 24.7% of net sales, in the second quarter of 2006. This reflects the net sales decline in the Carlon and PVC Pipe business in the current year. Profit margins are being unfavorably impacted by lower PVC Pipe margins as selling prices declined more rapidly than resin cost in 2007. For the first half of 2007, gross profit was $51.8 million, 20.4% of net sales, a $19.2 million, or 27.1%, decline from the $71.1 million, or 23.9% of net sales, earned during the first half of 2006. In the second quarter of 2007, the lower gross profit level is attributable to lower sales and operating activity in the Carlon and PVC Pipe segments and the narrowing margins in the Carlon and PVC Pipe segments.
Operating income for the second quarter of 2007 was $15.5 million, or 11.2% of net sales, a decrease of $8.1 million, or 34.3%, from the $23.6 million, or 14.5% of net sales, earned in the second quarter of 2006. Operating expenses were $14.5 million in the current quarter, $2.0 million, or 12.2%, less than the $16.5 million incurred in the prior year second quarter. These lower expenses are principally from a decrease in variable selling and marketing expenses ($0.9 million) while other promotional expenses were $0.5 million higher than 2006 to support LHP product reset activity. In addition, the company incurred $1.0 million in lower incentive compensation costs in the current quarter compared with the prior year. The first half of 2007 operating expenses of $28.5 million, or 11.2% of net sales, were $3.1 million less than the first half of 2006 operating expenses of $31.6 million, or 10.6% of net sales. Consistent with the second quarter, variable selling expenses and other market expenses were $1.9 million and incentive compensation expense $1.3 million lower in year-to-date 2007 compared with the same period in 2006. Year-to-date stock compensation expense is $0.4 million less than the first half of 2006. These expense reductions were partially offset by $0.8 million in higher promotional costs to support the resetting of inventory for certain retail customers. Additionally, legal and professional fees year-to-date are $0.7 million higher due to the strategic alternatives process and new executive compensation disclosure requirement. Operating income for the first half of 2007 was $23.3 million, or 9.2% of net sales, compared with $39.5 million, or 13.3% of net sales, for the first half of 2006.
Interest expense for the second quarter and first half of 2007 of $0.7 million and $1.2 million were approximately half of the levels incurred in the respective periods of 2006. Average borrowings during the first half of 2007 were $40.5 million lower than the first half of 2006. Average interest rates paid were lower in 2007 at 5.32% compared with 5.72% in 2006.
The year-to-date income tax provisions are based on an annual effective tax rate of 37.6% in 2007 compared with 36.9% in 2006.
Business Segments
Carlon
Carlon had net sales of $65.0 million in the second quarter 2007 and $120.2 million in the first half of 2007 which are $12.3 million, or 16.0% and $21.2 million, or 15.0%, lower than the $77.3 million and $141.4 million in net sales levels recorded in the second quarter and first half of 2006, respectively. About $4.1 million and $7.9 million of the decrease in the second quarter and first half of 2007, respectively, were caused by lower selling prices of HDPE conduit which reflects the lower HDPE resin costs in the current year compared with 2006. Unit shipments of Carlon’s telecom and utility infrastructure products are down about 15% in the second quarter and first half of 2007 compared with second quarter and first half of 2006 as projects are being spread out more evenly throughout the year as opposed to concentrated in the first half in 2006. Carlon has been adversely affected by the downturn in residential construction and the reduction of inventory levels in the distribution channel early in 2007. As a result, electrical product sales were off about 8-9% in the second quarter and first half 2007 compared with the second quarter and first half of 2006.
Gross profit for Carlon declined by approximately $4.6 million in the second quarter 2007 compared with second quarter 2006 due to a narrowing of HDPE conduit margins as contractual selling price increases lagged HDPE resin cost increases. Additionally, we incurred higher manufacturing variances, because HDPE facility utilization was down 15% as compared to the prior period, and the Company incurred approximately $700 thousand in higher distribution costs, due to the addition of the Dallas Distribution Center. Gross profit for the first half of 2007 is $5.9 million lower than the first half of 2006 primarily from the lower net sales levels and similar operating conditions noted for the second quarter.
Operating income for Carlon was $10.0 million, or 15.4% of net sales, in the second quarter 2007 and $16.8 million, or 14.0% of net sales, in the first half 2007 which are $3.8 million and $4.7 million less than the operating income of $13.8 million, or 17.8% of net sales, and $21.5 million, or 15.2% of net sales, realized in the second quarter and first half of 2006, respectively. Carlon operating expenses were $0.8 million and $1.2 million less in the second quarter and first half 2007 compared with respective periods in 2006 primarily because of lower variable selling and marketing expenses.
Lamson Home Products
The Lamson Home Products business segment grew net sales by $9.5 million, or 35.3%, to $36.4 million in the second quarter 2007 compared with $26.9 million in the second quarter of 2006. Approximately 25 percent of the net sales growth in the second quarter was due to increased demand for remodeling products, with the balance of the increase coming from market share growth and replenishment of customer inventories. Net sales for the first half of 2007 were $67.4 million, a $13.5 million, or 25.0%, increase over the $53.9 million in net sales recorded in the first half of 2006. Net sales gains in the first half came from increased remodeling demand, market share growth at several major retail customers and the replenishment of customers’ inventories that had been depleted throughout 2006.
This segment’s gross profit increased in the second quarter and year to date 2007 compared with the same periods in 2006 as product margins improved primarily due to a more profitable product mix and slightly lower compound costs. In addition, the segment was able to leverage fixed distribution costs as net sales were substantially higher than the prior year.

Operating income was $8.6 million, or 23.6% of net sales in the second quarter of 2007 compared with operating income of $4.1 million, or 15.2% of net sales earned in the second quarter of 2006. For the first half 2007, Lamson Home Products had $15.1 million, or 22.5% of net sales, in operating income which compared with $6.7 million, or 12.4% of net sales, earned in the first half of 2006. This increase was caused by the higher gross profit levels partially offset by higher operating expenses, mostly from additional merchandising costs ($0.8 million) incurred for two major customers to reset and restock inventory.
PVC Pipe
Net sales for the PVC Pipe segment declined in the second quarter 2007 by $21.4 million, or 36.8%, to $36.7 million from the $58.1 million net sales level in the second quarter 2006. First half net sales were $66.6 million, a decrease of $35.9 million, or 35.0% from the $102.5 million in net sales in the first half of 2006. Pounds shipped of PVC conduit this quarter were 11.5% behind the prior year quarter but pounds shipped in the first half of 2007 are 4.7% ahead of the first half of 2006. The PVC Pipe business has experienced lower resin costs and consequently lower selling prices in 2007. Despite almost 8.0% of price increases in the second quarter 2007 compared with the first quarter 2007, pricing in the second quarter 2007 was almost 29.0% less than second quarter 2006 and selling prices in the first half 2007 were on average 37.0% lower than the first half of 2006. A decrease in large diameter sewer pipe shipments of $1.8 million and $4.7 million, respectively compared with the prior year periods, also contributed to the decline in net sales in the second quarter and first half of 2007.
Gross margins in the PVC Pipe segment for the second quarter 2007 and first half 2007 were lower than those in the comparative period in 2006 as selling prices have declined significantly faster than resin costs in the current year. Due to the investment made in improved extrusion equipment over the last couple years, manufacturing variances, including scrap, were $0.6 million less in the second quarter 2007 compared with the second quarter 2006 and $2.0 million less in the first half of 2007 compared with the first half of 2006.
Operating loss for the PVC Pipe segment was $0.4 million, 1.0% of net sales, for the second quarter 2007 and $3.4 million, 5.0% of net sales, for the first half of 2007 compared with the record operating income results of $9.6 million and $18.5 million in the second quarter and first half of 2006, respectively. All of this decline is a result of the lower gross profit levels as operating expenses were $0.6 million and $0.8 million lower in the second quarter 2007 and first half 2007, respectively, primarily due to lower variable selling expenses.
Liquidity and Capital Resources
The Company’s primary source of liquidity and capital resources is cash generated from operating activities and availability under its Secured Credit Agreement.
Cash provided by operating activities was $1.2 million in the first half of 2007 compared with cash provided by operating activities of $5.8 million in the first half of 2006. At the end of the second quarter 2007, accounts receivable were $76.2 million, a 38.3%, or $21.1 million, increase from year-end 2006 but $12.5 million, or 14.1% less than the end of second quarter 2006. This decline reflects the lower net sales levels in the second quarter of 2007. Days sales outstanding calculated using a 3-month rolling average, has risen only slightly to 49.7 days at June 30, 2007 compared with 48.0 days at July 1, 2006.
At the end of the second quarter 2007, inventory investment was $56.7 million, up $3.1 million from second quarter 2006 and $8.2 million higher than year-end 2006. This resulted in inventory turns of 6.9 times, compared with 8.1 times at the end of second quarter 2006. A large portion of this increase comes from the pounds of PVC resin in inventory at June 30, 2007, which were about 45% more than at July 1, 2006, and 29.0% more than at 2006 year-end, while the average cost of PVC resin in inventory has decreased 6.2% from the end of second quarter 2006 but has risen about 4.8% since year end 2006. Inventory levels have also increased this quarter to support the reset activity and market share gains at retail customers.
Accounts payable at June 30, 2007 were $32.1 million, an increase of $12.2 million since the 2006 year-end, but $4.2 million less than the second quarter 2006 ending balance of $36.4 million. Payable levels have risen in the first half of 2007 primarily due to the higher inventory levels.

Accrued expenses have declined by a total of $1.9 million since the 2006 year-end as the Company has paid the prior year’s incentive compensation, while other operating accruals such as freight are higher due to increased shipping and manufacturing activity.
The Company’s cash used in investing activities, representing capital expenditures, totaled $3.7 million in the first half of 2007 compared with cash used by investing activities of $7.3 million in the first half of 2006. The 2007 capital expenditures are primarily investments to improve extrusion productivity and quality, and to replace and expand molding capacity.
Cash provided by financing activities totaled $1.4 million in the first half of 2007, compared with $2.0 million in the first half of 2006. The Company has borrowed $1.4 million on its Credit Facility so far in 2007. The Company has met all debt covenants at the end of the second quarter of 2007 and continues to have over $220 million of available capacity on its revolver to meet the needs of the business.
Critical Accounting Estimates
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 30, 2006.
Outlook for 2007
Demand for Carlon’s electrical products which are used in commercial facilities and industrial capacity expansion started to regain momentum in the second quarter 2007 after a slower than expected start in the first quarter 2007. It is anticipated that continued non-residential construction activity will support positive growth for the Company in these markets in the second half of 2007.
Telecom infrastructure product demand is expected to continue at similar rates as the first half of 2007 to support Fiber-to-the-Premise and other infrastructure projects. Verizon Communications, one of the Company’s key telecom customers, continues its plan to pass fiber optic cable to 3 million additional homes in 2007, similar to 2006. Shipments of these products are expected to be on a more even basis in 2007 compared with the first half loading of shipments in 2006. Utility infrastructure spending has been negatively impacted this year by the slowdown in residential new construction.
Residential construction declined from record levels of new housing starts of over 2.0 million units at the beginning of 2006 to around 1.6 units at the end of 2006. We generally agree with the consensus of economic forecasts that new housing starts will remain at a lower activity level, of approximately 1.4-1.5 million units, throughout 2007, an average decline of around 15%. This will affect the sales levels of some of the Company’s products mainly sold through the Carlon and LHP business segments. Many of the Company’s products that service the residential construction market, however, are also used for remodeling of existing homes which is generally counter-cyclical to new home construction. The Company expects that while sales of some electrical products will be down due to the lower residential construction activity, the decline will be somewhat mitigated by remodeling activity. LHP has benefited from market share gains and inventory replenishment in the first half of 2007. This same rate of growth is not expected to recur in the second half of 2007.
With higher feedstock costs being incurred by the resin producers, PVC resin cost increased throughout the second quarter of 2007. The Company continues to pass through a portion of the cost increases with selling price increases in the PVC Pipe business. Overall the Company still expects PVC pipe resin costs to be about 15 percent lower in 2007 compared with 2006 which, in turn, generally leads to lower PVC conduit prices and margins. Although the loss was reduced for the PVC Pipe business in the second quarter of 2007 compared with the first quarter of 2007, based on current market conditions, the Company does not anticipate a significant turnaround in this segment in the second half of 2007.
Cash flow from operating activities is expected to continue to improve in 2007 from positive operating results and the reduction of working capital requirements as inventories should decline in the second half of 2007 and accounts receivable collections continue through year end. Capital spending in 2007 is expected to be $10.0 million to $12.0 million, as the Company focuses on upgrading extrusion equipment, increases automation and adds incremental molds and tooling to support market expansion and new products.

In summary, based on the condition of our key markets, the Company is anticipating net sales for the third quarter of between $130 million and $140 million, 4-11% below the third quarter 2006, which is expected to result in net income of $8.5-$10.0 million, or 52-62 cents per diluted share, for the third quarter. For the full year 2007, we expect net sales to decline 6-11% from 2006 ranging from $500 million to $530 million, reflecting the lower PVC pipe and HDPE conduit selling prices and the effect of a softer residential construction market. If this net sales level is achieved, the Company projects net income of $27.5-$31.0 million, or $1.70-$1.90 per diluted share in 2007.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain expectations that are forward-looking statements that involve risks and uncertainties within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expected as a result of a variety of factors, such as: (i) the volatility of resin pricing, (ii) the ability of the Company to pass through raw material cost increases to its customers, (iii) the continued availability of raw materials and consistent electrical power supplies, (iv) maintaining a stable level of housing starts, telecommunications infrastructure spending, consumer confidence and general construction trends, (v) any adverse change in the recovery trend of the country’s general economic condition affecting the markets for the Company’s products and (vi) the impact, outcome and effects of the Company’s exploration of strategic alternatives. Because forward-looking statements are based on a number of beliefs, estimates and assumptions by management that could ultimately prove to be inaccurate, there is no assurance that any forward-looking statement will prove to be accurate.
Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 30, 2006.
Item 4 – CONTROLS AND PROCEDURES
As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. During the Company’s second quarter 2007, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 6 – EXHIBITS
     (a) Exhibits:
10.1	Supplemental Retirement Agreement (Post-2004), dated May 10, 2007, by and between the Company and James J. Abel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007).

31.1	Certification of Michael J. Merriman, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James J. Abel, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Merriman, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James J. Abel, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LAMSON & SESSIONS CO. (Registrant)
July 27, 2007	By:	/s/ James J. Abel
James J. Abel
Executive Vice President, Secretary, Treasurer and Chief Financial Officer